Form 10-K
period 1996-12-31
FIDELITY BANKSHARES INC
filed 1997-03-28
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                         FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal
    Year Ended December 31, 1996
                                  OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transaction period from             to
                                    --------------  ----------------



                   Commission File Number:  0-29040

                       FIDELITY BANKSHARES, INC.
                  ------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

                    Delaware                65-0717085
           --------------------------   ------------------
     (State or Other Jurisdiction of Incorporation or Organization)
                   (I.R.S. Employer Identification Number)

 218 Datura Street, West Palm Beach, Florida               33401
-----------------------------------------------         -------------
  (Address of Principal Executive Offices)                (Zip Code)

                             (561) 659-9900
          ------------------------------------------------------
          (Registrant's Telephone Number including area code)

        Securities Registered Pursuant to Section 12(b) of the Act:

                                   None
                                  -------

        Securities Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.10 per share
                 --------------------------------------------
                              (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES      NO
   ------  ------
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.   [ ]
                                                  -

   As of February 28, 1997, there were issued and outstanding
6,755,491 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 28, 1997 ($18.56) was $48,702,925.

                 DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1996 (Parts II and IV).
2. Proxy Statement for the 1997 Annual Meeting of Stockholders
(Parts I and III).



                              PART I

ITEM 1. BUSINESS

General

   Fidelity Bankshares, Inc.

   Fidelity Bankshares, Inc. (the "Company") is a Delaware corporation which was organized in May 1996. The only significant asset of the Company is its investment in Fidelity Federal Savings Bank of Florida (the "Bank"). The Company is majority owned by Fidelity Bankshares, M.H.C., a federally-chartered mutual holding company (the "MHC"). On January 29, 1997 the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of Bank common stock was automatically converted into one share of Company common stock, par value $.l0 per share (the "Common
Stock").   3,542,000 shares of Common Stock were issued to the MHC and
3,206,625 shares of Common Stock were issued to the Bank's public stockholders.

   Fidelity Federal Savings Bank of Florida

   The Bank is a federally chartered savings bank headquartered in West Palm Beach, Florida. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered originally as a federal mutual savings and loan association in 1952, and in 1983, amended its charter to become a federally chartered mutual savings bank. On January 7, 1994, the Bank completed a reorganization into a federally chartered mutual holding company. As part of the reorganization, the Bank organized a new federally chartered stock savings bank and transferred substantially all of its assets and liabilities to the stock savings bank in exchange for a majority of the common stock of the stock savings bank. The Bank is a member of the Federal Home Loan Bank ("FHLB") System. At December 31, 1996, the Bank had total assets of $873.6 million, total deposits of $694.7 million, and stockholders' equity of $81.7 million.

   The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate. To a lesser extent, the Bank also originates construction loans and land loans for single-family properties and invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. In addition, the Bank invests a portion of its assets in securities issued by the United States Government, cash and cash equivalents including deposits in other financial institutions, and FHLB stock. The Bank's principal sources of funds are deposits and principal and interest payments on loans. Principal sources of income are interest received from loans and investment securities. The Bank's principal expense is interest paid on deposits and employee compensation and benefits.

   The Company's and the Bank's principal executive office is located at 218 Datura Street, West Palm Beach, Florida, and its telephone number at that address is (561) 659-9900.

Market Area

   The Bank is headquartered in West Palm Beach, Florida, and operates in Palm Beach and Martin Counties in Florida. The Bank has 20 offices in its market area, three of which are located in Martin County, and 17 of which are located in Palm Beach County. Palm Beach and Martin Counties, located in Southeastern Florida, have experienced considerable growth and development since the 1960s, and had a total population of approximately one million as of 1990 and 1.1 million as of 1995. Due to significant growth controls established at the state and local governmental levels, as well as a moderation of economic growth and migration in the Bank's market area, management believes growth of the local market area may be more moderate in the future.

   The Bank's business and operating results are significantly affected by the general economic conditions prevalent in its market areas. The southeast Florida economy is significantly dependent upon government, foreign trade, tourism, and its attraction as a retirement area. Unemployment in Palm Beach County is higher than the national and State of Florida averages. Major employers in the Bank's market area include Pratt & Whitney, Motorola, St. Mary's Medical Center, Florida Power and Light, Bell South and the Palm Beach County School Board.

Lending Activities

   General. Historically, the principal lending activity of the Bank has been the origination of fixed and adjustable rate mortgage loans collateralized by one- to four-family residential properties located in its market area. The Bank currently originates adjustable rate mortgage
(ARM) loans for retention in its portfolio, and fixed rate loans, the majority of which are eligible for sale in the secondary mortgage market. To a lesser extent, the Bank also originates loans secured by commercial real estate and multi-family residential real estate, construction loans, commercial business loans and consumer loans.

   In an effort to manage interest rate risk, the Bank has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and short- and medium-term consumer loans. The Bank also purchases mortgage-backed securities which generally are secured by ARM loans. At December 31, 1996, approximately $365.7 million, or 52.2%, of the Bank's total gross loan portfolio, and $47.4 million, or 38.4%, of the Bank's mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. The Bank originates fixed rate mortgage loans generally with 15- to 30-year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Bank to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. The Bank periodically sells a portion of its fixed-rate loans which have terms to maturity exceeding fifteen years. The Bank retains in its portfolio all consumer, commercial real estate and multi-family residential real estate loans.


   Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated. Also set forth below is the aggregate amount of the Bank's investment in mortgage-backed securities at the dates indicated.


                                                                        At December 31,
                                   ------------------------------------------------------------------------------------------------
                                         1992               1993                 1994                1995                1996
                                   ----------------    ----------------     ---------------     ---------------    -----------------
                                   Amount   Percent    Amount   Percent     Amount  Percent     Amount  Percent    Amount    Percent
                                   ------   -------    ------   -------     ------  -------     ------  -------    ------    -------
                                                                   (Dollars in Thousands)

Real estate loans:
  One- to four-family (1)         $364,741    83.4%   $363,229    83.5%   $373,407    81.8%   $432,387    81.2%  $528,689     79.9%
  Construction loans                13,272     3.0      14,678     3.4      24,086     5.3      40,522     7.6     58,493      8.8
  Land loans                        10,295     2.4       8,202     1.9      10,865     2.4      10,769     2.0     11,875      1.8
  Commercial                        34,292     7.8      34,091     7.8      32,773     7.2      31,359     5.9     29,030      4.4
  Multi-family                      11,579     2.6      12,300     2.8      13,081     2.8      13,748     2.6     13,781      2.1
                                  --------   -----    --------   -----    --------   -----    --------   -----   --------    -----

    Total real estate loans        434,179    99.2     432,500    99.4     454,212    99.5     528,785    99.3    641,868     97.0
                                  --------   -----    --------   -----    --------   -----    --------   -----   --------    -----

Non-real estate loans:
  Consumer (2)                      12,448     2.8      13,085     3.0      18,343     4.0      26,855     5.0     39,478      6.0
  Commercial business                2,531     0.6       2,621     0.6       2,776     0.6       5,834     1.1     18,585      2.8
                                  --------   -----    --------   -----    --------   -----    --------   -----   --------    -----

    Total non-real estate loans     14,979     3.4      15,706     3.6      21,119     4.6      32,689     6.1     58,063      8.8
                                  --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

    Total loans receivable         449,158   102.6     448,206   103.0     475,331   104.1     561,474   105.4    699,931    105.8

Less:
  Undisbursed loan proceeds          8,399     1.9       9,314     2.1      15,463     3.4      27,261     5.1     37,575      5.7
  Unearned discount and
    net deferred fees                1,371     0.3       1,060     0.2         759     0.2        (385)   (0.1)    (1,607)    (0.2)
  Allowance for loan losses          1,824     0.4       2,865     0.7       2,566     0.5       2,265     0.4      2,263      0.3
                                  --------    ----    --------   -----    --------   -----    --------   -----    --------   -----

    Total loans receivable-net    $437,564   100.0%   $434,967   100.0%   $456,543   100.0%   $532,333   100.0%  $661,700    100.0%
                                  ========   =====    ========   =====    ========   =====    ========   =====   ========    =====

Mortgage-backed securities        $ 64,558            $ 75,199            $126,807            $159,761           $123,599
                                  ========            ========            ========            ========           ========


-----------------------
(1) Includes participations of $13.4 million, $8.9 million, $6.6 million, $5.6 million, and $4.3 million at December 31, 1992, 1993, 1994, 1995, and 1996, respectively.

(2) Includes primarily home equity lines of credit, automobile loans, boat loans and passbook loans. At December 31, 1996, the disbursed portion of equity lines of credit totalled $13.7 million.


   Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information as of December 31, 1996, regarding the dollar amount of loans and mortgage-backed securities maturing in the Bank's portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances less loans in process and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                      Over 1      Over 3      Over 5      Over 10      Beyond
                                           Within    Year to 3  Years to 5  Years to 10 Years to 20     20
                                           1 Year      Years       Years       Years       Years       Years       Total
                                          --------    -------     -------     -------     --------    --------   --------
                                                                        (In Thousands)

Real estate loans:
  One- to four-family residential (1)     $145,662    $74,152     $36,511     $55,645     $129,101    $109,151   $550,222
  Commercial, multi-family and land         31,298     13,580       4,976       2,033        1,173       1,676     54,736
Consumer loans (2)                          23,338      7,362      24,239       1,900          551           8     57,398
                                          --------    -------     -------     -------     --------    --------   --------
  Total loans receivable                  $200,298    $95,094     $65,726     $59,578     $130,825    $110,835   $662,356
                                          ========    =======     =======     =======     ========    ========   ========
  Mortgage-backed securities              $ 46,808    $ 2,783     $     -     $    18     $ 42,485    $ 30,012   $122,106
                                          ========    =======     =======     =======     ========    ========   ========

(1) Includes construction loans.
(2) Includes commercial business loans of $18.5 million.


The following table sets forth at December 31, 1996, the dollar amount of all fixed rate and adjustable rate loans due or repricing after December 31, 1997.

                                                    Fixed            Adjustable              Total
                                                  ---------         ------------            -------
                                                                   (In Thousands)
Real estate loans:
  One- to four-family residential                  $271,809            $132,751            $404,560
  Commercial, multi-family and land                   6,046              17,392              23,438
Consumer loans (1)                                   26,441               7,619              34,060
                                                   --------            --------            --------
    Total                                          $304,296            $157,762            $462,058
                                                   ========            ========            ========
Mortgage-backed securities                         $ 75,298            $      -            $ 75,298
                                                   ========            ========            ========

(1) Includes commercial business loans of $11.0 million.

   One- to Four-Family Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by properties located in the Bank's market area. During 1995, the Bank began to originate one- to four-family residential loans on properties outside of its market area. These loans which were originated through a network of brokers throughout Florida, are subject to internal controls established by the Bank, as well as the Bank's customary underwriting standards. At December 31, 1996, $587.2 million, or 83.9%, of the Bank's total gross loan portfolio consisted of one- to four-family residential mortgage loans, including residential construction loans of which $26.0 million were originated outside the Bank's market area.

   The Bank currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. ARM loan originations totalled $107.5 million during the year ended December 31, 1996. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans.

   The Bank's fixed rate loans generally are originated and underwritten according to standards that permit sale in the secondary mortgage market. Whether the Bank can or will sell fixed rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Bank's current gap position. The Bank's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

   The Bank currently offers ARM loans with initial interest rate adjustment periods of one, five and seven years, based on changes in a designated market index. After the initial interest rate adjustment, each one year ARM loan adjusts annually with an annual interest rate adjustment limitation of 200 basis points and with a maximum interest rate of 11.5%, or 600 basis points above the initial rate, whichever is greater. Interest rates on the Bank's ARM loans originated prior to December 31, 1993 currently adjust with changes in the FHLB's Fourth District Cost of Funds Index. ARM loans, through December 31, 1993, were priced at 275 basis points above the Fourth District Cost of Funds Index for owner-occupied one- to four-family mortgage loans. Higher interest margins may be required on loans in excess of $500,000. The interest rate on all non-owner-occupied one- to four-family mortgage loans is 300 basis points above the Fourth District Cost of Funds Index. Subsequent to December 31, 1993, the Bank began to use U.S. Treasury securities for indices on newly originated ARMs. The Bank originates ARM loans with initially discounted rates, which vary depending upon whether the initial interest rate adjustment period is one, three, five or seven years. The Bank determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. One- to four-family residential ARM loans totalled $281.9 million, or 40.2%, of the Bank's total gross loan portfolio at December 31, 1996.

   The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans may not offer the Bank as predictable cash flows as long-term, fixed rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset and Liability Management-Interest Rate Sensitivity Analysis" contained in the Bank's 1996 Annual Report to Stockholders (the "Annual Report"). ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.

   The Bank's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses.

   Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are generally performed by the Bank's service corporation subsidiary. Such regulations permit a maximum loan-to-value ratio of 97% for residential property and 85% for all other real estate loans. The Bank's lending policies generally limit the maximum loan-to-value ratio on both fixed rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan.

   The Bank makes one- to four-family real estate loans with loan-to-value ratios in excess of 80%. For one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, the Bank generally requires the borrower to obtain private mortgage insurance. For loans in excess of 90% the Bank requires the borrower to obtain private mortgage insurance. The Bank requires fire and casualty insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans made by the Bank.

   In the past, the Bank has entered into loan participations secured by one- to four-family residences. At December 31, 1996, the Bank's loan portfolio included $4.3 million of loan participations.

   Construction and Land Loans. The Bank currently offers fixed rate and adjustable rate residential construction loans primarily for the construction of owner-occupied single-family residences to builders who have a contract for sale of the property or owners who have a contract for construction. In addition, the Bank makes construction loans to builders for homes held for sale which totalled $17.2 million at December 31, 1996. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans made prior to December 31, 1996 predominately had an adjustable interest rate that adjusted annually and converted into either a fixed rate or remained an adjustable rate mortgage loan at the end of the construction period. Subsequent to December 31, 1996, the Bank began making construction loans with fixed rates of interest. Such loans become permanent one- to four-family loans upon completion of construction. Advances are made as construction is completed.

   In addition, the Bank originates loans which are secured by individual unimproved or improved lots. At December 31, 1996, $58.5 million, or 8.4%, and $11.9 million, or 1.7%, of the Bank's total loan portfolio consisted of construction loans and land loans, respectively. Land loans are currently offered with one-year adjustable rates for terms of up to 15 years. The maximum loan-to-value ratio for the Bank's land loans is 75%. Through December 31, 1993, land loans were offered at 300 to 350 basis points over the Fourth District Cost of Funds Index with an annual interest rate cap of 200 basis points and a lifetime interest rate cap of the greater of 600 basis points over the initial interest rate, or 6%. Subsequent to December 31, 1993 the Bank began using the applicable U.S. Treasury securities as its index on newly originated loans. Initial interest rates may be below the fully indexed rate.

   Construction lending generally involves a greater degree of credit risk than one- to four-family residential mortgage lending. The repayment of the construction loan is often dependent upon the successful completion of the construction project. Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower's ability to repay the loan.

   Multi-Family Residential Real Estate Loans.   Loans securing multi-
family real estate constituted approximately $13.8 million, or 2.0%, of the Bank's total loan portfolio at December 31, 1996. At December 31, 1996, the Bank had a total of 77 loans secured by multi-family properties. The Bank's multi-family real estate loans are secured by multi-family residences, such as rental properties. At December 31, 1996, substantially all of the Bank's multi-family loans were secured by properties located within the Bank's market area. At December 31, 1996, the Bank's multi-family real estate loans had an average principal balance of $179,000 and the largest multi-family real estate loan had a principal balance of $1.5 million. Multi-family real estate loans currently are offered with adjustable interest rates, although in the past the Bank originated fixed rate multi-family real estate loans. The terms of each multi-family loan are negotiated on a case-by- case basis. Such loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap and an interest rate floor equal the initial rate, and amortize over 15 to 25 years. An origination fee of 1 to 2% is usually charged on multi-family loans.
The Bank generally makes multi-family mortgage loans up to 80% of the appraised value of the property securing the loan. The Bank may choose to offer initial discount rates depending on market conditions, but generally the initial interest rate on multi-family real estate loans has been priced at the applicable U.S. Treasury securities as its index on newly originated loans. The Bank's originations of multi-family loans have been limited in recent years.

   Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

   Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $29.0 million, or 4.1%, of the Bank's total loan portfolio at December 31, 1996. The Bank's commercial real estate loans are secured by improved property such as offices, small business facilities, strip shopping centers, warehouses and other non-residential buildings. At December 31, 1996, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At December 31, 1996, the Bank's commercial real estate loans had an average principal balance of $196,000. At that date, the largest commercial real estate loan had a principal balance of $2.5 million, secured by an office and retail building located in Palm Beach, Florida and was currently performing. This was the largest commercial real estate lending relationship at the Bank and was within the current loans-to-one borrower limits.
Commercial real estate loans currently are offered with adjustable rates, although in the past the Bank has originated fixed rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index, with a 600 basis point lifetime interest rate cap, and a 200 basis point interest rate floor below the initial interest rate. The Bank may choose to offer initial discount rates depending on market conditions. Through December 31, 1993, commercial real estate loans generally have been priced at the Fourth District Cost of Funds Index plus 325 basis points. Subsequent to December 31, 1993, the Bank began using the applicable U.S. Treasuries as its index on newly originated loans. An origination fee of up to 1 to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Bank generally amortize over 15 to 25 years.

   The Bank's policy is generally to limit commercial real estate loans to principal balances not exceeding $5.0 million, subject to limited exceptions.

   Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

   Consumer Loans. As of December 31, 1996, consumer loans totalled $39.5 million, or 5.6%, of the Bank's total gross loan portfolio. The principal types of consumer loans offered by the Bank are home equity lines of credit, adjustable and fixed rate second mortgage loans, automobile loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered on a fixed rate and adjustable rate basis with maturities generally of less than ten years. The Bank's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less (up to 90% if the Bank has a first mortgage on the property). Such loans are offered on an adjustable rate basis with terms of up to ten years. At December 31, 1996, the disbursed portion of home equity lines of credit totalled $13.7 million, or 34.7% of consumer loans. During 1996 the Bank sought to increase its consumer loan portfolio primarily by emphasizing the origination of automobile loans.

   The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount, and in the case of home equity lines of credit, the Bank obtains a title guarantee or an opinion as to the validity of title.

   Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Bank adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience. See "-Delinquencies and Classified Assets-Non-Performing Assets," and "Delinquent Loans and Non-Performing Assets-Classification of Assets" for information regarding the Bank's loan loss experience and reserve policy.

   Commercial Business Loans. The Bank currently offers commercial business loans to finance small businesses in its market area. Historically, the Bank offered commercial business loans as a customer service to business account holders. At December 31, 1996, the Bank had 293 commercial business loans outstanding with an aggregate balance of $18.5 million. The average commercial business loan balance was approximately $63,000. Commercial business loans are generally offered with adjustable interest rates only, which are tied to The Wall Street Journal prime rate, plus up to 300 basis points. The loans are offered with prevailing terms of five years but which may range up to 15 years. In addition, the Bank offers Small Business Administration loans.

   Underwriting standards employed by the Bank for commercial business loans include a determination of the applicant's ability to meet existing obligations and payments on the proposed loan for normal cash flows generated by the applicant's business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.

   Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its commercial business loans.

   Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. A loan processor in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. All loans of up to $214,600 may be approved by any one of the Bank's senior lending officers; loans between $214,600 and $400,000 must be approved by any one of the Bank's designated senior officers; loans between $400,000 and $650,000 must be approved by at least two of the Bank's designated senior officers which includes the Chief Executive Officer; and loans in excess of $650,000 must be approved by at least three members of the Board of Directors acting as a loan committee. The loan committee meets as needed to review and verify that management's approvals of loans are made within the scope of management's authority. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Bank, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 1996, the Bank had commitments to originate $21.8 million of loans.

   If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property (and, as required, flood insurance) serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance or an opinion of title, based on a title search of the property, is required on all loans secured by real property.

   Borrowers who refinance must satisfy the Bank's underwriting criteria at the time they apply to refinance their loan and have been current in their loan payments for a minimum of one year. Approximately 20% of the Bank's loan originations during the year ended December 31, 1996 represented the refinancing of the Bank's existing loans. Refinancings have resulted in a decrease in the Bank's interest rate spread. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Stockholders.

   During 1996, the Bank in connection with local mortgage brokers began a mortgage loan broker solicitation program to supplement the Bank's internal originations of one- to four-family residential loans. Under this program, which is limited to the origination of one- to four-family residential loans, prospective borrowers complete loan applications which are provided by mortgage brokers. The completed applications are forwarded to the Bank. All loans obtained in this manner are reviewed in accordance with the Bank's customary underwriting standards. Total originations from all sources under the mortgage loan broker solicitation program during 1996 were $87.0 million. The Bank may expand this program in the future.

   During 1994, the Bank entered into an agreement with the wholly-owned mortgage subsidiary of a major South Florida builder-developer, who has substantial operations in the Bank's local service area. Under the terms of this agreement, the mortgage company originates, processes and closes home mortgages resulting from the sale of the developer's inventory of homes. The mortgage files are sent to the Bank by the mortgage company for review and, if approved by the Bank, it issues a commitment to purchase the loan from the mortgage company. Purchases are accomplished by assignment of the mortgage from the mortgage company to the Bank. The Bank purchased $20.8 million loans from this provider in 1996.

   The Bank's recently purchased loans are collateralized by properties located primarily in Florida, although the Bank has in the past purchased loans collateralized by properties located outside the State of Florida. At December 31, 1996, $36.8 million, or 5.3%, of all loans in the Bank's portfolio, were purchased from others. Of this amount, $4.3 million represented the Bank's interest in purchased participations. The Bank's largest loan participation was a $635,000 interest in a loan secured by one- to four-family residences. The remaining loan participations consisted of loans secured by one- to four-family residential properties with an average balance of $14,000.




   Origination, Purchase and Sale of Loans. The table below shows the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                                            Year Ended December 31,
                                                               --------------------------------------------
                                                                 1994              1995              1996
                                                               --------          --------          --------
                                                                              (In Thousands)
Loan receivable-gross, beginning of period                     $448,206          $475,331          $561,474

Originations:
  Real estate:
    One- to four-family residential (1)                          81,935           121,457           187,851
    Land loans                                                    2,896             3,096             3,207
    Commercial                                                    5,992             1,082               390
    Multi-family                                                  1,339             1,611             1,869
  Non-real estate loans:
    Consumer                                                     12,674            19,185            23,761
   Commercial Business                                            2,791             6,838            33,276
                                                               --------          --------          --------
  Total originations                                            107,627           153,269           250,354
Transfer of mortgage loans to foreclosed real estate
  and in-substance foreclosure                                   (2,190)           (1,318)             (593)
Loan purchases                                                    4,045            12,398            21,153
Repayments                                                      (79,545)          (75,275)         (115,440)
Loan sales                                                       (2,812)           (2,931)          (17,017)
                                                               --------          --------          --------
Net loan activity                                                27,125            86,143           138,457
                                                               --------          --------          --------
Total loans receivable-gross, end of period                    $475,331          $561,474          $699,931
                                                               ========          ========          ========

--------------------------------------
(1) Includes loans to finance the construction of one- to four-
family residential properties, and loans originated for sale in the secondary market.

(2) This table is being presented on a gross loan receivable basis.


   Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives loan origination fees. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 1996, the Bank had $1.1 million of deferred loan origination fees and $2.7 million of deferred loan origination costs. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

   The Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Bank recognized fees and service charges of $2.2 million, $2.7 million and $3.2 million for the fiscal years ended December 31, 1994, 1995, and 1996, respectively.

   Loans-to-One Borrower. Savings associations are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 1996, the Bank's largest outstanding loan balance to one borrower totalled $4.3 million which was secured by various residential properties located primarily in Broward County, Florida. At that date, the Bank's second largest lending relationship totalled $4.0 million and was secured by various residential properties. The Bank's third largest lending relationship totalled $3.2 million and was secured by various residential properties. The Bank's fourth largest lending relationship totalled $3.0 million and was secured by various residential properties. The Bank's fifth largest lending relationship totalled $2.8 million and was secured by various commercial properties. The Bank's regulatory limit on loans-to-one borrower was $12.3 million at December 31, 1996.

Mortgage-Backed Securities

   The Bank also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities consist primarily of fixed-rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Mortgage-backed securities totaled $122.3 million at December 31, 1996 and had a market value of $123.6 million. Effective December 31, 1993, the Bank implemented SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of the adoption of this accounting principle, the Bank declared its investment in adjustable rate, mortgage-backed securities as available for sale. In November 1995, FASB issued "A Guide to Implementation of SFAS 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q & A Guide"). SFAS 115 Q & A Guide permits an entity to conduct a one time reassessment of the classifications of all securities held at that time. On November 28, 1995, in conformity with the SFAS 115 Q & A Guide, management of the Bank classified all securities as "Available for Sale". As a result, all such securities are now presented at fair value, as determined by market quotations. Since the SFAS 115 Q & A Guide cannot be retroactively applied, these fixed-rate securities are presented at amortized cost for the year ended 1994.

   The Bank's objectives in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and the Bank's level of liquidity. The Bank's mortgage-backed securities are more liquid than whole loans and can be readily sold in response to market conditions and interest rates. Mortgage-backed securities purchased by the Bank also have lower credit risk than mortgage loans because principal and interest are either insured or guaranteed by the United States Government or agencies thereof.


                                                                            Year Ended December 31,
                                                              ------------------------------------------------
                                                                1994               1995                 1996
                                                              --------           --------             --------
                                                                              (In Thousands)
Mortgage-backed securities at beginning of period             $ 75,199           $126,807             $159,761
Purchases                                                       68,133             45,625                9,962
Sales                                                               --                 --              (19,641)
Repayments                                                     (14,510)           (17,796)             (23,608)
Discount (premium) amortization                                   (579)               (79)                   3
Increase (decrease) in market value of securities held for
    sale in accordance with SFAS 115                            (1,436)             5,204               (2,878)
                                                              --------           --------             --------
Mortgage-backed securities at end of period                   $126,807           $159,761             $123,599
                                                              ========           ========             ========






   The following table sets forth the allocation of fixed and adjustable rate mortgage-backed securities for the periods indicated.

                                                                                    At December 31,
                                                             -----------------------------------------------------------
                                                                   1994                   1995                 1996
                                                             ----------------       ----------------    ----------------
                                                              $            %         $            %      $            %
                                                             ---          ---       ---          ---    ---          ---
                                                                                 (Dollars In Thousands)
Mortgage-backed securities, net:
  Adjustable:
    FHLMC                                                  $ 15,799     12.38%    $ 13,244      8.24%    $ 15,900     12.78%
    FNMA                                                     35,533     27.84       31,250     19.43       29,576     23.76
    GNMA                                                         --        --           --        --        1,963      1.58
                                                           --------  --------     --------  --------     --------  --------
      Total adjustable                                       51,332     40.22       44,494     27.67       47,439     38.12
                                                           --------  --------     --------  --------     --------  --------
  Fixed:
    FHLMC                                                    32,546     25.50       74,052     46.04       56,245     45.20
    FNMA                                                     15,674     12.28       14,019      8.72       11,771      9.46
    GNMA                                                     27,255     21.35       27,196     16.91        8,144      6.54
                                                           --------  --------     --------  --------     --------  --------
      Total fixed                                            75,475     59.13      115,267     71.67       76,160     61.20
                                                           --------  --------     --------  --------     --------  --------
Accrued interest                                                834      0.65        1,067      0.66          842      0.68
                                                           --------   -------      -------   -------      -------   -------
  Total mortgage-backed securities, net                    $127,641     100.0%    $160,828    100.00%    $124,441    100.00%
                                                           ========  ========     ========  ========     ========  ========



Delinquencies and Classified Assets

   Delinquencies. The Bank's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge. If delinquency continues, at 30 days a delinquent notice is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, a collection letter is sent, personal contact is attempted, and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development ("HUD"). When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

   Impaired Loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

   Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income. At December 31, 1996, the Bank had non-performing loans of $3.3 million, and a ratio of non-performing loans to net loans receivable of .50%.

   Real estate acquired by the Bank as a result of foreclosure or by the deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the Bank's earnings. Any subsequent write-down of REO is also charged against earnings. At December 31, 1996, the Bank had approximately $93,000 of property acquired as the result of foreclosure and classified as REO. At December 31, 1996, the Bank had non-performing assets of $3.4 million and a ratio of non-performing assets to total assets of .39%.

Delinquent Loans and Non-Performing Assets

   The following table sets forth information regarding the Bank's non-accrual loans delinquent 90 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, the Bank fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.



                                                                                 At December 31,
                                                             ---------------------------------------------------
                                                                1992       1993      1994       1995      1996
                                                             --------    --------  --------   --------  --------
                                                                             (Dollars in Thousands)
Delinquent Loans:
  One- to four-family residential (1)                          $1,966      $3,091    $1,299     $1,513    $2,637
  Commercial and multi-family real estate                       1,070         379       335        201       461
  Land                                                             --          --       159         10        84
  Consumer and commercial business loans                          263         347       135        140       108
                                                             --------    --------  --------   --------  --------
Total Delinquent loans                                          3,299       3,817     1,928      1,864     3,290
Total REO and loans foreclosed in-substance                     3,226         463       608        643        93
                                                             --------    --------  --------   --------  --------
    Total nonperforming assets (2)                             $6,525      $4,280    $2,536     $2,507    $3,383
                                                             ========    ========  ========   ========  ========

Total loans delinquent 90 days or more to net
  loans receivable                                               0.75%       0.88%     0.42%      0.35%     0.50%
Total loans delinquent 90 days or more to
  total assets                                                   0.52%       0.56%     0.27%      0.24%     0.38%
Total nonperforming loans, loans foreclosed
  in substance and REO to total assets                           1.02%       0.63%     0.36%      0.32%     0.39%

------------------------------------
(1) At December 31, 1996, the Bank had no delinquent or non-
performing construction loans.

(2) Net of specific valuation allowances.

   During the year ended December 31, 1996, gross interest income of approximately $192,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during 1996.






     The following table sets forth information with respect to loans past due 60-89 days in the Bank's portfolio at the dates indicated.

                                                                       At December 31,
                                                     --------------------------------------------------
                                                      1992       1993       1994       1995       1996
                                                     ------     ------     ------     ------     ------
                                                                   (Dollars in Thousands)
Loans past due 60-89 days:
     One- to four-family residential (1)           $  4,496   $  1,929   $  1,554   $  1,272   $  2,038
     Commercial real estate and multi-family            159        219        100        106         55
     Consumer and commercial business loans              54         50          7        106         19
     Land loans                                           -         97         48          1          -
                                                   --------   --------   --------   --------   --------
       Total past due 60-89 days                   $  4,709   $  2,295   $  1,709   $  1,485   $  2,112
                                                   ========   ========   ========   ========   ========
-------------------------------------
(1)     (Includes construction loans)



     Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that these weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention" by management.

     When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.




     The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                                           At December 31,
                                                             ----------------------------------------
                                                               1994             1995            1996
                                                             -------          -------         -------
                                                                          (In Thousands)
Substandard assets (1)(2)                                  $  5,227          $  5,106        $  3,207
Doubtful assets (2)                                               -                 -               -
Loss assets (2)                                                  24                58               -
                                                           --------          --------        --------
   Total classified assets (2)                             $  5,251          $  5,164         $ 3,207
                                                           ========          ========        ========
---------------------------------------------------
(1)     Includes REO and in-substance foreclosures.
(2)     Net of specific valuation allowances.





     The following table sets forth information regarding the Bank's delinquent loans, REO and loans foreclosed in-substance at December 31, 1996.

                                                            Balance            Number
                                                            -------            ------
                                                              (Dollars In Thousands)
     Residential real estate:
          Loans 60 to 89 days delinquent                    $ 2,038                34
          Loans more than 89 days delinquent                  2,637                32
     Commercial and multi-family real estate:
          Loans 60 to 89 days delinquent                         55                 1
          Loans more than 89 days delinquent                    461                 1
     Land loans:
          Loans 60 to 89 days delinquent                          -                 -
          Loans more than 89 days delinquent                     84                 3
     Consumer and commercial business loans
           60 days or more delinquent                           127                12
     REO                                                         93                 3
                                                            -------           -------
               Total                                        $ 5,495                86
                                                            =======           =======




     Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the potential losses that may be incurred. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value (or fair value, where appropriate) of the underlying collateral. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management calculates the general allowance for loan losses in part based on past experience, and in part based on specified percentages of loan balances. While both general and specific loss allowances are charged against earnings, general loan loss allowances are added back to capital in computing risk-based capital under OTS regulations.

     Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. Management believes that the Bank's current allowance for loan losses is adequate; however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.


     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                                               At December 31,
                                                        -----------------------------------------------------------
                                                          1992         1993         1994         1995         1996
                                                        -------      -------      -------      -------      -------
                                                                            (Dollars in Thousands)
Total net loans receivable outstanding                $ 437,564    $ 434,967    $ 456,543    $ 532,333    $ 661,700
                                                      =========    =========    =========    =========    =========

Average net loans receivable outstanding              $ 449,264    $ 434,522    $ 441,573    $ 490,088    $ 605,507
                                                      =========    =========    =========    =========    =========
Allowance balance (at beginning of period)            $   1,600    $   1,824    $   2,865    $   2,566    $   2,265
Reclassification of valuation allowances
  on in-substance foreclosure                                 -          169            -            -            -
Provision for losses:
     Real estate                                            299        1,201           73         (199)         133
     Consumer and commercial business loans                  31           35           39          (11)          31
Charge-offs:
     Real estate                                            (97)        (362)        (229)         (89)        (145)
     Consumer and commercial business loans                  (9)          (2)        (182)          (2)         (21)
Recoveries:
     Real estate                                              -            -            -            -            -
     Consumer and commercial business loans                   -            -            -            -            -
                                                      ---------    ---------    ---------    ---------    ---------
               Allowance balance (at end of period)   $   1,824   $    2,865    $   2,566    $   2,265    $   2,263
                                                      =========    =========    =========    =========    =========

Allowance for loan losses as a percent of net
       loans receivable at end of period                   0.42%        0.66%        0.56%        0.43%        0.34%
Net loans charged off as a percent of average
     loans outstanding                                     0.02%        0.08%        0.10%        0.02%        0.03%
Ratio of allowance for loan losses to total
     non-performing loans at end of period (1)            55.29%       75.06%      132.61%      121.51%       68.78%
Ratio of allowance for loan losses to total
     non-performing loans, REO and in-substance
     foreclosures at end of period (1)                    27.95%       66.94%      100.90%       90.35%       66.89%


---------------------------------
(1)     Net of specific reserves.





     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.



                                                                                 At December 31,
                                                           --------------------------------------------------------------
                                                               1994                     1995                    1996
                                                           --------------          --------------          --------------
                                                                  % of Loans               % of Loans             % of Loans
                                                                   In Each                  In Each                In Each
                                                                  Category to              Category to            Category to
                                                       Amount     Total Loans     Amount   Total Loans   Amount  Total Loans
                                                       ------     -----------     ------   -----------  -------   ----------
                                                                                    (Dollars in Thousands)
Balance at end of period applicable to:
     One- to four-family residential mortgage         $ 1,462       83.62%       $ 1,351      84.23%     $ 1,095     83.89%
     Commercial real estate and
          multi-family residential                        860        9.65            574       8.03          596      6.12
     Land loans                                            84        2.29             91       1.92          119      1.70
     Other                                                160        4.44            249       5.82          453      8.29
                                                      -------     -------        -------    -------      -------   -------
          Total allowance for loan losses             $ 2,566      100.00%       $ 2,265     100.00%     $ 2,263    100.00%
                                                      =======     =======        =======    =======      =======   =======



Investment Activities

     In prior years, the Bank had increased the percentage of its assets held in its investment portfolio as part of its strategy of maintaining higher levels of liquidity which improve the Bank's interest rate risk position. During 1995, in a declining interest rate environment, the Bank began using this excess liquidity to fund a portion of its loan production. The Bank's investment portfolio comprises investment securities, FHLB Stock and interest earning deposits. The carrying value of the Bank's investment securities totaled $41.7 million at December 31, 1996, compared to $43.1 million at December 31, 1995. The Bank's interest-bearing deposits due from other financial institutions with original maturities of three months or less, totaled $27.1 million at December 31, 1996, compared to $10.0 million at December 31, 1995.

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. See "Regulation-Federal Regulations-Liquidity Requirements" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in the Annual Report. The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities.


     Investment Portfolio. The following tables set forth the carrying value of the Bank's investments at the dates indicated. At December 31, 1996, the market value of the Bank's investments was approximately $41.7 million. As allowed by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the Bank declared its investment in U.S. Government and agency obligations as available for sale. As a result, such securities are now presented at fair value, as determined by market quotations. The market value of investments includes interest-earning deposits and FHLB stock at book value, which approximates market value.




                                                                  At December 31,
                                                     ---------------------------------------
                                                        1994           1995           1996
                                                     ---------      ---------      ---------
                                                                  (In Thousands)
U.S. Government and agency obligations               $ 50,777       $ 26,546       $  8,035
Municipal bonds                                           422            440            430
Interest-earning deposits                              25,063          9,974         27,127
FHLB stock                                              6,148          6,148          6,148
                                                     --------       --------       --------
          Total investments                          $ 82,410       $ 43,108       $ 41,740
                                                     ========       ========       ========





     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at December 31, 1996. At
December 31, 1996, the Bank did not have any investment securities maturing after three years.

                                                                       At December 31, 1996
                                      ------------------------------------------------------------------------------------------
                                         One Year or Less            One to Three Years
                                      ----------------------       ----------------------
                                                 Annualized                   Annualized                              Annualized
                                                  Weighted                     Weighted                      Average   Weighted
                                       Amortized  Average           Amortized  Average    Amortized  Market   Life in   Average
                                         Cost      Yield              Cost      Yield       Cost      Value  Years (1)   Yield
                                       -------   ---------          -------   ---------   ---------  ------  -------   --------
                                                                                (Dollars in Thousands)
Debt securities:
U.S. Government agency securities   $   2,000      5.82%          $  6,024       6.71%    $  8,024  $  8,035   1.92     6.49%
Municipal bonds                             -         -                419       5.49          419       430   2.66     5.49
FHLB stock                              6,148      7.25                  -          -        6,148     6,148      -     7.25
Interest-earning deposits              27,127      5.20                  -          -       27,127    27,127      -     5.20
                                    --------- ---------          ---------  ---------    --------- --------- ------  -------
          Total                     $  35,275      5.59%          $  6,443       6.63%    $ 41,718  $ 41,740   1.96     5.75%
                                    ========= =========          =========  =========    =========  ======== ======  =======

----------------------------------------------------------------------
(1)     Total weighted average life in years calculated only on United
States Government agency securities and municipal bonds.




Sources of Funds

     General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, operations and, if needed, advances from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

     Deposits. Consumer and commercial deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including non-interest-bearing demand accounts, NOW accounts, passbook savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers.


     Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of the Bank's deposit portfolio as of December 31, 1996.

    Weighted                                                                                 Percentage
    Average                                                                                    of Total
 Interest Rate     Minimum Term     Checking and Savings Deposits     Amount     Balances     Deposits
 -------------     ------------     -----------------------------     ------     --------     --------
                                                                              (In Thousands)
     0.00  %          None           Non-interest-bearing demand      $1,000    $  26,406        3.80%
     1.01             None           NOW accounts                        100       70,558       10.16
     2.00             None           Passbooks                           100       87,534       12.60
     2.50             None           Money market accounts             2,500       44,012        6.34


                                    Certificates of Deposit
                                    -----------------------
     4.75         0 - 3 months      Fixed term, fixed rate             1,000      140,670       20.25
     5.15         3 - 6 months      Fixed term, fixed rate             1,000       90,970       13.09
     5.50        6 - 12 months      Fixed term, fixed rate             1,000      127,272       18.32
     5.81       12 - 36 months      Fixed term, fixed rate             1,000       79,894       11.50
     6.00       36 - 60 months      Fixed term, fixed rate             1,000       27,323        3.93
     6.10       Over 60 months      Fixed term, fixed rate             1,000           79         .01
                                                                                ---------   ---------
                                                                                $ 694,718      100.00%
                                                                                =========   =========





     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.


                                   Balance     Balance     Deposit     Incr.     Balance     Deposit     Incr.
                                  12/31/92    12/31/93        %       (Decr)     12/31/94       %       (Decr)
                                  --------    --------     --------  --------    --------   --------   --------
                                                                                       (Dollars in Thousands)
Noninterest bearing demand
  accounts                       $  11,043   $  14,630       2.5%   $  3,587     $ 19,551     3.6%   $   4,921
NOW, Super NOW and funds
  transfer accounts                 65,598      68,380      11.7       2,782       65,025    12.1       (3,355)
Passbook and statement accounts    101,684     128,530      21.9      26,846       99,198    18.4      (29,332)
Variable rate money market
  accounts                          68,107      67,661      11.5        (446)      55,516    10.3      (12,145)
Time Deposits:
  Maturing within 12 months        279,895     256,560      43.7     (23,335)     243,557    45.3      (13,003)
  Maturing within 12-36 months      47,290      23,388       4.0     (23,902)      34,405     6.4       11,017
  Maturing beyond 36 months              6      27,378       4.7      27,372       20,983     3.9       (6,395)
                                 ---------   --------- ---------   ---------    --------- --------   ---------
      Total                      $ 573,623   $ 586,527    100.00%   $ 12,904    $ 538,235  100.00%   $ (48,292)
                                 =========   ========= =========   =========    ========= =========  =========


                                   Balance     Deposit     Incr.     Balance     Deposit     Incr.
                                   12/31/95       %       (Decr)    12/31/96        %        (Decr)
                                   --------    --------  --------   --------     --------   --------

Noninterest bearing demand
  accounts                       $   21,430      3.6%    $ 1,879   $  26,406        3.8%   $  4,976
NOW, Super NOW and funds
  transfer accounts                  67,886     11.4       2,861      70,558       10.2       2,672
Passbook and statement accounts      86,471     14.5     (12,727)     87,534       12.6       1,063
Variable rate money market
  accounts                           44,677      7.5     (10,839)     44,012        6.3        (665)
Time Deposits:
  Maturing within 12 months         294,202     47.4      38,676     358,912       51.7      64,710
  Maturing within 12-36 months       57,236     12.7      41,018      79,894       11.5      22,658
  Maturing beyond 36 months          23,278      2.9      (3,923)     27,402        3.9       4,124
                                  ---------  --------- ---------   ---------  ---------   ---------
      Total                      $  595,180   100.00%   $ 56,945   $ 694,718     100.00%   $ 99,538
                                  ========= =========  =========   =========  =========   =========





     The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                                                                      At December 31,
                                                       ----------------------------------------
                                                          1994            1995           1996
                                                       ---------       ---------      ---------
Rate                                                                 (In Thousands)
----
1.01 - 2.00%                                         $   1,590       $     834      $     949
2.01 - 3.00%                                             1,699               2              2
3.01 - 4.00%                                            62,823           1,198             20
4.01 - 5.00%                                           137,818          49,308         34,308
5.01 - 6.00%                                            63,804         205,595        333,998
6.01 - 7.00%                                            24,998         109,737         93,788
7.00 - 8.00%                                             6,141           8,025          3,079
8.01 - 9.00%                                                72              17             64
                                                     ---------       ---------      ---------
                                                     $ 298,945       $ 374,716      $ 466,208
                                                     =========       =========      =========





     The following table sets forth the amount and maturities of certificates of deposit at December 31, 1996.

                                                    Amount Due
                    -------------------------------------------------------------------------
                    Less Than      1-2       2-3        3-4        4-5      After 5
                     One Year     Years     Years      Years      Years      Years      Total
                    --------    --------  --------   --------   --------   --------  --------
                                                  (In Thousands)
Rate

1.01 - 2.00%       $     934    $     15   $      -  $      -    $      -   $     - $     949
2.01 - 3.00%               -           2          -         -           -         -         2
3.01 - 4.00%              15           -          5         -           -         -        20
4.01 - 5.00%          32,673         610        945        48           -        32    34,308
5.01 - 6.00%         255,478      58,482     11,010     3,888       4,247       893   333,998
6.01 - 7.00%          30,047      15,739     16,643    13,095      17,620       644    93,788
7.01 - 8.00%           2,865         161          -         -           -        53     3,079
8.01 - 9.00%              30          34          -         -           -         -        64
                   ---------   ---------  ---------  --------   --------- --------- ---------
                   $ 322,042    $ 75,043   $ 28,603  $ 17,031    $ 21,867   $ 1,622 $ 466,208
                   =========   =========  ========== ========   ========= ========= =========





     The following table indicates the amount of the Bank's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.


     Remaining Maturity                                  Amounts
     ------------------                              --------------
                                                     (In Thousands)
     Three months or less                          $     12,849
     Three through six months                             8,871
     Six through twelve months                           12,720
     Over twelve months                                  19,240
                                                   ------------
         Total                                     $     53,680
                                                   ============





     The following table sets forth the net changes in the deposit activities of the Bank for the periods indicated.

                                                                                Year Ended December 31,
                                                                 --------------------------------------------------
                                                                    1994                 1995               1996
                                                                 ----------           ----------         ----------
                                                                                    (In Thousands)

Deposits                                                        $ 1,903,691         $  2,114,143        $  2,557,621
Withdrawals                                                       1,966,162            2,076,361           2,480,059
                                                                -----------         ------------        ------------
Net increase (decrease) before interest credited                    (62,471)              37,782              77,562
Interest credited                                                    14,179               19,163              21,976
                                                                -----------         ------------        ------------
Net increase (decrease) in deposits                             $   (48,292)        $     56,945        $     99,538
                                                                ===========         ============        ============




Borrowings

     Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. If the need arises, the Bank, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At December 31, 1996, the Bank had $82.5 million in FHLB advances outstanding.

     The FHLB functions as a central reserve bank providing credit for the Bank and other member savings institutions and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. All FHLB advances have fixed interest rates and mature between two and 10 years.


                                                                                Year Ended December 31,
                                                                 ----------------------------------------------------
                                                                    1994                 1995                 1996
                                                                 ----------           ----------           ----------
                                                                                (Dollars in Thousands)

FHLB advances:
     Maximum month-end balance                                   $ 86,659             $ 86,168              $ 91,135
     Balance at end of period                                      86,659               85,169                82,517
     Average balance                                               28,259               78,368                84,351

Weighted average interest rate on:
     Balance at end of period                                        6.94%                6.86%                 6.74%
     Average balance for period                                      6.54%                7.00%                 6.79%



Competition

     The Bank's market area in Southeast Florida has a large concentration of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. As a result, the Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations, and credit unions in its market area, and the Bank expects continued strong competition from such financial institutions in the foreseeable future. The Bank's market area includes branches of several commercial banks that are substantially larger than the Bank in terms of state-wide deposits. The Bank competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services.

     The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, and other savings associations. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Bank's market area as well as the increased efforts by commercial banks to expand mortgage loan originations.

     The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.

     Based on total assets as of June 1996, the Bank was the second largest savings institution headquartered in Palm Beach County, and the Bank held approximately 3.5% of all financial institution deposits in Palm Beach County.

Subsidiary Activities

     The Bank has one active wholly owned subsidiary, Fidelity Realty and Appraisal Service, Inc., a Florida corporation ("FRAS"). FRAS is primarily engaged in providing appraisal services for the Bank and selling the Bank's REO. At December 31, 1996, the Bank had an equity investment in FRAS of $207,000. For the year ended December 31, 1996, FRAS had a net loss of $8,000.

     Under FIRREA, SAIF-insured institutions are required to provide 30 days advance notice to the OTS and FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC and the OTS such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the OTS. In addition to other enforcement and supervision powers, the OTS may determine after notice and opportunity for a hearing that the continuation of a savings association's ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings association, or (ii) is inconsistent with the purposes of FIRREA. Upon the making of such a determination, the OTS may order the savings association to divest the subsidiary or take other actions.

Personnel

     As of December 31, 1996, the Bank had 267 full-time and 31 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

Regulation

     As a federally chartered, SAIF-insured savings association the Bank is subject to examination, supervision and extensive regulation by the OTS, and the FDIC. The Bank is a member of and owns stock in the FHLB of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.

     The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The Holding Company will be subject to supervision and regulation by the OTS.

     The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Holding Company and the Bank and their operations.

     The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") primarily addresses the recapitalization of the BIF, which insures the deposits of commercial banks and savings banks. In addition, FDICIA established a number of new mandatory supervisory measures for savings associations and banks.

     Standards for Safety and Soundness. FDICIA requires the federal bank regulatory agencies to prescribe regulatory standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition the federal banking regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

     Financial Management Requirements. Pursuant to FDICIA, in May 1993, the FDIC adopted rules establishing annual independent audits and financial reporting requirements for all depository institutions with assets of more than $500 million, their management and their independent auditors. The rules also establish new requirements for the composition, duties, and authority of such institutions' audit committees and boards of directors, effective in fiscal years beginning after December 31, 1992. Among other things, all depository institutions with assets in excess of $500 million are required to prepare and make available to the public annual reports on their financial condition and management, including statements of management's responsibility under regulations relating to safety and soundness, and an assessment of the institution's compliance with internal controls, laws and regulations. The institution's independent auditors are required to attest to these management assessments. Each such institution also is required to have an audit committee composed of independent directors. Audit Committees of large institutions (institutions with assets exceeding $3.0 billion) must: (i) include members with banking or related financial management experience; (ii) have the ability to engage their own independent legal counsel; and
(iii) must not include any large customers (as defined) of the institution.

     Prompt Corrective Action Regulation. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the OTS and the other banking regulators are required to establish five capital categories ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") and to take certain mandatory supervisory actions (and are authorized to take other discretionary actions) with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, FDICIA requires the requisite banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.

     Under the OTS rule implementing the prompt corrective action provisions, a savings institution that: (i) has a total risk-based capital ratio of 10.0% or greater, a Tier I (core) risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater; and
(ii) is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS, is deemed to be well-capitalized. An institution with a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater, is considered to be adequately capitalized. A savings institution that has a total risk-based capital ratio of less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or a leverage ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0%, is considered to be significantly undercapitalized. A savings institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier I capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets except certain purchased mortgage servicing rights and qualifying supervisory goodwill.

     FDICIA authorizes the appropriate federal banking agency, after notice and an opportunity for a hearing, to treat a well-capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital classification if it is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subjected to the restrictions applicable to significantly undercapitalized institutions described below.

     Under FDICIA, an insured depository institution cannot make a capital distribution (as broadly defined to include, among other things, dividends, redemptions and other repurchases of stock) or pay management fees to any person that controls the institution if thereafter it would be undercapitalized. The appropriate federal banking agency, however, may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if such action: (i) is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount; and
(ii) will reduce the institution's financial obligations or otherwise improve its financial condition. An undercapitalized institution generally is prohibited form increasing its average total assets. An undercapitalized institution also generally is prohibited from making acquisitions, establishing any branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines that such actions are necessary to carry out the purpose of FDICIA.

Federal Regulations

     Regulatory Capital. The capital requirements consist of a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement."

     Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS 115 is excluded from the regulatory capital calculation.

     The leverage limit adopted by the OTS requires that savings associations maintain "core capital" in an amount equal to at least 3% of adjusted total assets. The OTS, however, has proposed an amendment to this requirement that would increase core capital requirements for nearly all savings associations, as discussed below. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under generally accepted accounting principles ("GAAP"), and "qualifying supervisory goodwill," less non-qualifying intangible assets.

     In addition, the OTS has proposed a rule that would limit the amount of purchased mortgage servicing rights includable as core capital to 50% of such capital. No assurance can be given as to the final form of such regulation, the date of its effectiveness, or whether it will differ materially from the proposal. The proposal, if adopted as proposed, is not anticipated to have any immediate effect on the Bank.

     In April 1991, the OTS published a proposed amendment to the regulatory capital requirements applicable to all savings associations to conform to Office of the Comptroller of the Currency ("OCC") capital regulations applicable to national banks. Under the OTS proposal, those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, will be required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations will be required to maintain minimum core capital of 4% to 5% of total adjusted assets. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. The OTS did not indicate in the proposed regulation the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system. At December 31, 1996, the Bank's ratio of core capital to total adjusted assets was 9.2%. The OTS prohibits savings associations from disclosing their CAMEL ratings.

     A savings association that does not meet the minimum regulatory capital requirements because of the new core capital requirement will be required to submit a capital restoration plan to the OTS that sets forth in reasonable detail the steps the association will take to be in compliance. The capital plans will be required to be filed within 60 days of the effective date of the new regulation. If the OTS rejects a savings association's capital plan, the OTS may require an amended capital plan to be filed, or the OTS can take supervisory action against the association. The Bank is unable to predict when such regulation will be adopted, or, if adopted, the final form that such regulation will take.

     Under the risk-based capital requirement, a savings association must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets.
A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

     Effective January 1, 1994, the OTS has amended its risk-based capital requirements to require institutions with an "above normal" level of interest rate risk to exclude certain amounts of capital to take account of such risk in determining compliance with the risk-based requirements. A savings institution will be considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from an institution's assets, liabilities and off-balance sheet items. The amount of additional capital that an institution with an above normal interest rate risk would be required to maintain (the "interest rate risk component") would equal one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component would be in addition to the capital otherwise required to satisfy the risk-based capital requirement. At December 31, 1996, the OTS had not implemented the interest rate risk component. Had the interest rate risk component been implemented as originally proposed, the Bank would not have been required to allocate any of its excess risk-based capital for interest rate risk purposes at December 31, 1996.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio (these items are excluded on a sliding scale through December 31, 1996, after which they must be excluded in their entirety) and reciprocal holdings of qualifying capital instruments.

     The OTS and the FDIC generally are authorized to take enforcement action against a savings association that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, a savings association that fails to meet its capital requirements is prohibited from paying any dividends. Except under certain circumstances, further disclosure of final enforcement actions by the OTS is required.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1996 the Bank had $6.1 million in FHLB of Atlanta stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past five years such dividends have averaged 6.50%, and was 7.25% for the year ended December 31, 1996. Certain provisions of FIRREA require all 12 FHLBs to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

     Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.
It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board (the "FHFB").

     FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral consists of mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured, or guaranteed by the federal government or any agency thereof, FHLB deposits, and to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as collateralization under certain circumstances. All long-term advances are required to be used to provide funds for residential home financing. In addition, the FHFB has established standards of community service that members must meet to maintain access to long-term advances. FHLBs are authorized to make short-term liquidity advances to solvent associations in poor financial condition but with prospects of improving, upon the request of the OTS. In addition, pursuant to FHLB regulations, each FHLB is required to establish programs for affordable housing that involve interest subsidies from the FHLBs on advances to members engaged in lending at subsidized interest rates for low- and moderate-income, owner-occupied housing and affordable housing, and certain other community purposes.

     Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that a savings institution maintain at least 65% of its total portfolio assets in "qualified thrift investments" on an average basis in nine out of every twelve months. For purposes of the test, portfolio assets are defined as the total assets of the savings institution minus: goodwill and other intangible assets, the value of property used by the savings institution to conduct its business and liquid assets not to exceed 20% of the savings institution's total assets.

     Under the QTL's statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans and loans on the security of other residential real estate and mobile homes as well as a designated percentage of consumer loans are "qualified thrift investments," as are shares of stock of the FHLB, investments or deposits in other insured institutions, securities issued by the FNMA, FHLMC, GNMA or the RTC Financing Corporation and other mortgage-related securities. Investments in nonsubsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities. Also included in qualified thrift investments are mortgage servicing rights, whether such rights are purchased by the insured institution or created when the institution sells loans and retains the right to service such loans.

     A savings institution that fails to become, or maintain its status as, a qualified thrift lender must either become a bank (other than a savings bank) or be subject to certain restrictions. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (i) prohibited from making an investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) ineligible to obtain new advances from any Federal Home Loan Bank; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

     As of December 31, 1996, the Bank was in compliance with the QTL requirement. At December 31, 1996, 90.6% of the Bank's assets were "qualified thrift investments."

     Liquidity Requirements. Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5.0%.

     For purposes of this ratio, liquid assets include specified short-term assets (such as cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations), and long-term assets such as United States Treasury obligations of more than one and less than five years and federal agency obligations with a minimum term of 18 months. The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from dealers in United States Government securities or Associations whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. FIRREA also authorizes the OTS to designate as liquid assets certain mortgage-related securities and certain mortgage loans (qualifying as backing for certain mortgage-backed securities) with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of the liquidity requirements. The monthly average liquidity ratio of the Bank for December 1996 was 6.15% and exceeded the then applicable requirement of 5.0%.

     Insurance of Accounts and Regulation by the FDIC. The Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF. This insurance is backed by the full faith and credit of the United States Government. The SAIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured associations. It also may prohibit any SAIF-insured association from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

     The minimum annual deposit insurance premiums are currently assessed at the rate of .065% of deposits for all SAIF-insured members. The FDIC, however, is authorized to raise premiums in certain circumstances related to fund losses and severe economic circumstances and has exercised this authority several times with respect to premiums paid to the BIF by commercial banks and BIF-member savings associations.

     In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 27, 1996. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

The legislation also provides for the merger of the BIF and SAIF on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extension which may be granted at the discretion of the regulator. Additionally, such proposals would grandfather existing thrift intrastate and interstate branches which were operated as branches or in the process of being established on January 1, 1997 or January 7, 1997, respectively. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Company is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Company is also unable to predict whether the SAIF and BIF funds will eventually be merged.

     Limitations on Capital Distributions. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. An institution that meets its regulatory capital requirement, but not its fully phased-in capital requirement before or after its capital distribution ("Tier 2 Association") may, after prior notice but without the approval of the OTS, make capital distributions of: up to 75% of its net income over the most recent four quarter period if it satisfies the risk-based capital requirement that would be applicable to it on January 1, 1993, computed based on its current portfolio; up to 50% of its net income over the most recent four quarter period if it satisfies the risk based capital standard that was applicable to it on January 1, 1991, computed based on its current portfolio; and up to 25% of its net income over the most recent four quarter period if it satisfies its current risk-based capital requirement. In computing the institution's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution ("Tier 3 Association") may not make any capital distributions without the prior approval of the OTS. In addition, the OTS would prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In addition, FDICIA provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution. Also, an institution meeting the Tier 1 capital criteria which has been notified that it needs more than normal supervision will be treated as a Tier 2 or Tier 3 Association unless the OTS deems otherwise. A recently proposed OTS rule would amend the capital distribution regulation to provide that a Tier 1 Association would be permitted to make capital distributions under the Tier 1 standard or, consistent with the highest Tier 2 standard, at 75% of its net income to date over the most recent four quarter period. As of December 31, 1996, the Bank was a Tier 1 Association.

     Investment Limitations. FIRREA generally provides that state-chartered savings associations may not engage as principal in any type of activity, or in any activity in any amount not permitted for federally-chartered associations, or directly acquire or retain any equity investment of a type or amount not permitted for federally-chartered associations. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in if the Bank is and continues to be in compliance with fully phased-in standards. Among activity restrictions applicable to federally-chartered institutions that are also applicable to the Bank is the prohibition on investing directly in equity securities or real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure). In addition, the Bank is authorized to invest directly in service corporation to a maximum of 2% of the Bank's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or intercity development purposes. Federal laws and regulations also impose certain limitations on operations, including restrictions on loans to one borrower, transactions with affiliates and affiliated persons and liability growth.

     FIRREA also imposed investment and lending restrictions that are applicable to all federally- or state-chartered associations. FIRREA provides that no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. FIRREA and FDICIA amend the authority of savings associations to engage in transactions with affiliates or to make loans to certain insiders, by making such transactions subject to Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act. Among other things, these provisions generally require that these transactions with affiliates be on terms and conditions comparable to those for similar transactions with non-affiliates. In addition, these affiliate transactions may be regulated further by the OTS to address safety and soundness concerns.

     Holding Company Regulation. The Company and the MHC are holding companies within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, the Company and the MHC are registered with and is subject to OTS examination and supervision as well as certain reporting requirements. In addition, the operations of the Company and the MHC are subject to the Regulations as well as other regulations promulgated by the OTS from time to time. As a SAIF-insured subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in dealing with the Company and MHC and with other persons affiliated with the Company and the MHC and will continue to be subject to examination and supervision by the OTS and the FDIC.

     Transactions with Affiliates. Section 11 of HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an "affiliate," to an amount equal to 10% of the institution's capital and surplus, and limit all "covered transactions" in the aggregate with all affiliates to an amount equal to 20% of such capital and surplus; and (ii) require that all transactions with an affiliate, whether or not "covered transactions," be on terms substantially the same, or at least as favorable to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Management believes that the Bank is in compliance with the requirements of Sections 23A and 23B. In addition to the restrictions that apply to financial institutions generally under Sections 23A and 23B, Section 11 of the HOLA places three other restrictions on savings associations, including those that are part of a holding company organization. First, savings associations may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings associations may not purchase or invest in affiliate securities except for those of a subsidiary. Finally, the Director is granted authority to impose more stringent restrictions when justifiable for reasons of safety and soundness.

     Extensions of credit by the Bank to executive officers, directors, and principal stockholders and related interests of such persons are subject to Sections 22 (g) and 22(h) of the Federal Reserve Act and Subpart A of the Federal Reserve Board's Regulation O. These rules prohibit loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, and/or when the aggregate amount outstanding to all such individuals exceeds the institution's unimpaired capital and unimpaired surplus. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of its executive officers or directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of such institution ("Principal Stockholder"), or to a related interest (i.e., any company controlled by such executive officer, director, or Principal Stockholder), or to any political or campaign committee the funds or services of which will benefit such executive officer, director, or Principal Stockholder or which is controlled by such executive officer, director, or Principal Stockholder, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, directors, Principal Stockholders, or employees of the institution. A savings association is therefore prohibited from making any new loans or extensions or credit to the savings association's executive officers, directors, and 10% stockholders at different rates or terms than those offered to employees of the Bank generally. The rules identify limited circumstances in which an institution is permitted to extend credit to executive officers. Management believes that the Bank is in compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Subpart A of the Federal Reserve Board's Regulation O.

     The Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $54.0 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Federal Regulations-Liquidity Requirements."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

Federal and State Taxation

     Federal Taxation. For federal income tax purposes, the Company files a federal income tax return on a calendar year basis. Because the Mutual Holding Company owns less than 80% of the outstanding common stock of the Bank, it is not permitted to file a consolidated federal income tax return with the Bank. Because the Mutual Holding Company has nominal assets other than the stock of the Bank, it will initially have no material federal income tax liability.

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the Bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997.

     If an association ceases to qualify as a "bank" (as defined in Code
Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

     Delaware Taxation. As a Delaware holding company doing business in another state, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

     Florida Taxation. Foreign corporations, like the Company, pay a 5_% tax on the portion of their net taxable income which is allocable to the State of Florida.

     The Company has not been audited by the Internal Revenue Service, the State of Delaware or the State of Florida within the past five years. See Notes 1 and 13 to the Financial Statements.

Executive Officers of the Registrant

     Listed below is information, as of December 31, 1996, concerning the Registrant's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

     Name                 Age                  Position and Term
     ----                 ---     --------------------------------------
Vince A. Elhilow          57      President since 1987 and Chief
                                  Executive Officer since 1992; Director
                                  of the Bank since 1984

J. Robert McDonald        66      Executive Vice President of the Bank
                                  as of December; 31, 1994; Manager of
                                  the Appraisal Department since 1972;
                                  President of Fidelity Realty &
                                  Appraisal Service, Inc. since 1982

Richard D. Aldred         52      Executive Vice President as of
                                  December 31, 1994; Treasurer and Chief
                                  Financial Officer since 1985

Joseph C. Bova            52      Executive Vice President as of
                                  December 31, 1994; Lending Operations
                                  Manager

Robert L. Fugate          48      Executive Vice President as of
                                  December 31, 1994; Banking Operations
                                  Manager since 1982

Christopher H. Cook       53      Executive Vice President as of
                                  December 31, 1996; Corporate Counsel
                                  since 1996; Director of the Bank since
                                  1993

David R. Hochstetler      52      Senior Vice President since 1984;
                                  Director of Marketing since 1980; CRA
                                  Officer since 1989

Janice R. Newlands        48      Senior Vice President since 1989;
                                  Director of Human Resources Director
                                  since 1986

Kenneth B. Stone, Jr.     46      Senior Vice President since 1989; Loan
                                  Production Manager since 1984

Daniel F. Turk            42      Senior Vice President since 1991;
                                  Property and Risk Manager since 1983

Patricia C. Clager        61      Vice President since 1990; Corporate
                                  Secretary since 1987; Assistant to the
                                  Chairman of the Board

Flora R.  Schmidt         41      Senior Vice President since 1995;
                                  Banking Administration Manager since
                                  1984

Joseph B. Shearouse III   39      Senior Vice President since 1995;
                                  Commercial Loan Manager since 1995

Brian C. Mahoney          36      Senior Vice President since December
                                  31, 1995; Controller since 1988

ITEM 2.     PROPERTIES

     The Bank conducts its business through its main office located in West Palm Beach, Florida, and 19 additional full service branch offices located in Palm Beach and Martin counties. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1996. The aggregate net book value of the Bank's premises and equipment was $18.1 million at December 31, 1996.

LOCATION                   OPENING DATE    OWNERSHIP        ANNUAL RENT
--------                   ------------    ---------        -----------

Main Office                  12/22/52     Fee Simple/       $     7,420
218 Datura St.                            Ground Lease
West Palm Beach, Florida

45th St.                     10/23/60     Fee Simple                  -
4520 45th St.
West Palm Beach, Florida

Northlake                    11/15/65     Fee Simple                  -
950 Northlake Blvd
Lake Park, Florida

Forest Hill                   4/05/71     Fee Simple                  -
399 Forest Hill Blvd
West Palm Beach, Florida

Palm Beach                    6/18/73     Fee Simple                  -
245 Royal Poinciana
Palm Beach, Florida

Century Corners               6/25/73     Fee Simple                  -
4835 Okeechobee Blvd
West Palm Beach, Florida

Singer Island                 2/04/74     Fee Simple                  -
1200 E. Blue Heron
Riviera Beach, Florida

Jupiter/Tequesta              1/26/76     Ground Lease     $     13,250
171 Tequesta Dr
Tequesta, Florida

Royal Palm Beach              3/15/76     Fee Simple                  -
100 Royal Palm Beach Blvd
Royal Palm Beach, Florida

Boynton Beach                12/19/77     Lease           $     120,458
1501 Corporate Dr
Boynton Beach, Florida

West Lake Worth              12/03/79     Fee Simple                  -
6535 Lake Worth Rd
Lake Worth, Florida

Wellington                    6/02/80     Fee Simple                  -
12000 W. Forest Hill Blvd
Wellington, Florida

Delray Beach                 10/20/80     Ground Lease     $     68,916.
5017 W. Atlantic Ave
Delray Beach, Florida

Jensen Beach                  9/14/81     Fee Simple                  -
1021 NE Jensen Beach Blvd
Jensen Beach, Florida

Bear Lakes                    5/15/89     Lease           $     192,286
701 Village Blvd
West Palm Beach, Florida

Palm Beach Gardens            5/20/91     Lease           $     143,523
10973 N. Military Tr
Palm Beach Gardens, Florida

Kanner/Monterey               7/06/93     Fee Simple                  -
2401 S. Kanner Highway
Stuart, Florida

Stuart                       12/13/93     Fee Simple                  -
2980 South Federal Highway
Stuart, Florida

West Forest Hill              9/30/96     Fee Simple                  -
3989 Forest Hill Blvd.
West Palm Beach, Florida


     The Bank's accounting and record keeping activities are maintained on the Florida Informanagement Services, Inc. (FIS) service bureau system. FIS is owned by its participating members, of which the Bank is one. The Bank's investment in FIS at December 31, 1996 was $96,000, which represented a 9.88% interest in the Company. The Bank also owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at December 31, 1996, was approximately $950,000.


ITEM 3.     LEGAL PROCEEDINGS
-----------------------------

     There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

     No matters were submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders.


                          PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS
------------------------------------------------------------

     For information concerning the market for the Registrant's common stock, the section captioned "Stockholder Information" of the Registrant's Annual Report to Stockholders for the Year Ended December 31, 1996 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
----------------------------------------------------------

     The "Selected Consolidated Financial and Other Data" section of the Registrant's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Registrant's Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS
--------------------------------

     The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------

     There were no changes in or disagreements with accountants in the Registrant's accounting and financial disclosure during 1996.


                             PART III

ITEM 10.     DIRECTORS AND OFFICERS OF THE REGISTRANT
-----------------------------------------------------

     Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated March 15, 1997 (the "Proxy Statement"), specifically the section captioned "Proposal I-Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

ITEM 11.     EXECUTIVE COMPENSATION
-----------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Registrant's Proxy Statement, specifically the sections captioned "Proposal I-Election of Directors-Executive Compensation," "-Directors' Compensation," and "-Benefits."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT
------------------------------------------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Registrant's Proxy Statement.

ITEM 13.     CERTAIN TRANSACTIONS
---------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from the Registrant's Proxy Statement.


                                  PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K
--------------------------------------------------------

             The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(1)  Financial Statements
             --------------------

             *  Independent Auditors' Report
             *  Consolidated Statements of Financial Condition,
                  December 31, 1995 and 1996
             *  Consolidated Statements of Operations,
                  Years Ended December 31, 1994, 1995 and 1996
             *  Consolidated Statements of Changes in Stockholders'
                  equity, Years Ended December 31, 1994, 1995 and 1996
             *  Consolidated Statements of Cash Flows,
                  Years Ended December 31, 1994, 1995 and 1996
             *  Notes to Consolidated Financial Statements.

     (a)(2)  Financial Statement Schedules
             -----------------------------

             No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3)  Exhibits
             --------

             3.1 Federal Stock Charter of Fidelity Federal Savings Bank of Florida (Incorporated by reference to Exhibit 2(C)(5) of the Bank's Form MHC-1, as amended)

             3.2  Bylaws of Fidelity Federal Savings Bank of Florida
                 (Incorporated by reference to Exhibit 2(C)(6) of the
                  Bank's Form MHC-1, as amended)

             4 Common Stock Certificate of the Bank (Incorporated by reference to Exhibit 2(B)(1) of the Bank's Form MHC-1, as amended)

             10.1 Incentive Stock Option Plan (Incorporated by reference to Exhibit 2(D)(6) of the Bank's Form MHC-1, as amended)

             10.2   Stock Option Plan  for Outside Directors
                   (Incorporated by reference to Exhibit 2(D)(7) of the
                    Bank's Form MHC-1, as amended)

             10.3   Employment Agreement with Vince A. Elhilow,
                    President and Chief Executive Officer (Incorporated by reference to Exhibit 2(D)(1) of the Bank's Form 10-K filed on March 29, 1994)

             10.4   Recognition and Retention Plan for Employees
                   (Incorporated by reference to Exhibit 2(D)(4) of the
                    Bank's Form MHC-1, as amended)

             10.5   Recognition and Retention Plan for Outside Directors
                   (Incorporated by reference to Exhibit 2(D)(5) of the
                    Bank's Form MHC-1, as amended)

             10.6 Employee Severance Compensation Plan (Incorporated by reference to Exhibit 2(D)(2) of the Bank's Form MHC-1, as amended)

             10.6.A Severance Agreement between the Bank and Richard D.
                    Aldred, Executive Vice President (Incorporated by reference to Exhibit 10.6A of the Bank's Form 10-K filed on March 29, 1994)

             10.6.B Severance Agreement between the Bank and Joseph C.
                    Bova, Executive Vice President

             10.6.C Severance Agreement between the Bank and Robert L.
                    Fugate, Executive Vice President

             10.7 Employee Stock Ownership Plan (Incorporated by reference to Exhibit 2(D)(3) of the Bank's Form MHC-1, as amended)

             10.8 Fidelity Federal Savings Bank of Florida Senior Management Performance Incentive Award Plan
                   (Incorporated by reference to Exhibit 2(D)(8) of the
                    Bank's Form MHC-1, as amended)

              13    1996 Annual Report to Stockholders

              21    Subsidiaries of the Registrant

              99.1  Proxy Statement for Annual Meeting of Stockholders

     (b)         Reports on Form 8-K:
                 -------------------

                 The Registrant filed no Current Report on Form 8-K during the fourth quarter of fiscal 1996.

     (c) The exhibits listed under (a)(3) above are filed herewith.

     (d)         Not applicable.



                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIDELITY BANKSHARES, INC.


Date:  March 25, 1997              By: /s/ Vince A. Elhilow
             --                        ---------------------------------
                                       Vince A. Elhilow
                                       President and Chief
                                       Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Vince A. Elhilow           By: /s/ Richard D. Aldred
    -----------------------------      ---------------------------------
    Vince A. Elhilow President         Richard D. Aldred, Executive Vice
    and Chief Executive Officer        President, Chief Financial
                                       Officer and Treasurer
   (Principal Executive Officer)      (Principal Financial and
                                       Accounting Officer)

Date:  March 25, 1997                  Date:  March 25, 1997
             --                                     --

By: /s/ Joseph B. Shearouse        By: /s/ Keith D. Beaty
    -----------------------------      ---------------------------------
    Joseph B. Shearouse, Jr.,          Keith D. Beaty, Director
    Chairman of the Board

Date:  March 25, 1997                  Date:  March 25, 1997
             --                                     --


By: /s/ F. Ted Brown               By: /s/ Christopher H. Cook
    -----------------------------      ---------------------------------
     F. Ted Brown, Jr., Director       Christopher H. Cook, Director

Date:  March 25, 1997                  Date:  March 25, 1997
             --                                     --

By: /s/ Donald E. Warren
    -----------------------------
    Donald E. Warren, Director

Date:  March 25, 1997
             --