Form 10-Q
period 1997-03-31
FIDELITY BANKSHARES INC
filed 1997-05-13
CIK 1028336

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20552

                          --------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                    to
                                    -------------------  -------------------
                     Secuities Exchange Act Number 0-29040

                           FIDELITY BANKSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                             65-0717085
-------------------------------                         ----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification Number)

              218 DATURA STREET, WEST PALM BEACH, FLORIDA  33401
              --------------------------------------------------
                   (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (561) 659-9900

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check [X] whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes       No
                            -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 6,765,653 shares of the Registrant's common stock outstanding as of April 30, 1997.

                           FIDELITY BANKSHARES, INC.
                                     INDEX

                                                                    PAGE
                                                                    ----
PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements...............................   1

                 Consolidated Statements of Financial Condition as
                 of December 31, 1996 and March 31, 1997............   2

                 Consolidated Statements of Operations for the
                 quarters ended March 31, 1996 and 1997.............   3

                 Consolidated Statements of Cash Flows for the
                 quarters ended March 31, 1996 and 1997.............   4

                 Notes to Consolidated Financial Statements.........   5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................  10

PART II. OTHER INFORMATION..........................................  15

PART I. FINANCIAL INFORMATION
        Item I.  Financial Statements


FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                  Unaudited
                                                                                            December 31,          March 31,
                                                                                                1996                1997
                                                                                           ================================
                                                                                                     (In Thousands)
ASSETS
CASH AND CASH EQUIVALENTS:
        Cash and amounts due from depository institutions...........................       $ 15,293                $ 18,613
        Interest-bearing deposits...................................................         27,127                  26,168
                                                                                           --------                --------
                Total cash and cash equivalents.....................................         42,420                  44,781
ASSETS AVAILABLE FOR SALE (At Fair Value):
        Government and agency securities............................................          8,465                  10,975
        Mortgage-backed securities..................................................        123,599                 143,660
                                                                                           --------                --------
                Total assets available for sale.....................................       132,064                  154,635
LOANS RECEIVABLE, Net (Notes 2, 3)..................................................       661,700                  688,298
OFFICE PROPERTIES AND EQUIPMENT, Net ...............................................        18,092                   18,844
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market....................         6,148                    6,659
REAL ESTATE OWNED, Net..............................................................            93                      853
ACCRUED INTEREST RECEIVABLE.........................................................         4,614                    4,836
OTHER ASSETS........................................................................         8,431                    7,985
                                                                                           --------                --------
TOTAL ASSETS........................................................................       $873,562                $926,891
                                                                                           ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS............................................................................       $694,718                $743,850
REPURCHASE AGREEMENTS...............................................................             -                    2,776
ADVANCES FROM FEDERAL HOME LOAN BANK................................................         82,517                  80,069
ESOP LOAN...........................................................................          1,104                   1,035
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.......................................          2,448                   5,303
DRAFTS PAYABLE......................................................................          2,957                   3,821
OTHER LIABILITIES...................................................................          7,209                   7,944
DEFERRED INCOME TAXES...............................................................            886                     338
                                                                                           --------                --------
        TOTAL LIABILITIES...........................................................        791,839                 845,136
                                                                                           ========                ========
STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued............................            -                       -
COMMON STOCK ($ .10 par value) 8,200,000 authorized shares,
        6,744,689 shares outstanding at December 31, 1996, and
        6,765,653 shares outstanding at March 31, 1997...............................           675                     677
ADDITIONAL PAID IN CAPITAL...........................................................        37,397                  37,625
RETAINED EARNINGS - substantially restricted.........................................        44,184                  44,798
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN..............................        (1,315)                 (1,234)
NET UNREALIZED INCREASE (DECREASE) IN FAIR VALUE OF
        ASSETS AVAILABLE FOR SALE ( Net of applicable income taxes)..................           782                    (111)
        TOTAL STOCKHOLDERS' EQUITY (Note 4)..........................................        81,723                  81,755
                                                                                           --------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................      $873,562                $926,891
                                                                                           ========                ========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------

                                                                          Unaudited
                                                                     For the Quarters Ended
                                                                          March 31,
                                                                   1996               1997
                                                               ================================
                                                            (In Thousands, except per share amounts)
Interest income:
   Loans..........................................              $   10,880         $   13,378
   Investment securities..........................                     333                159
   Other investments..............................                     288                530
   Mortgage-backed securities.....................                   2,832              2,230
                                                                ----------         ----------
      Total interest income.......................                  14,333             16,297
                                                                ----------         ----------
Interest expense:
   Deposits.......................................                   6,120              7,572
   Advances from Federal Home Loan Bank and other
     borrowings...................................                   1,459              1,395
                                                                ----------         ----------
      Total interest expense......................                   7,579              8,967
                                                                ----------         ----------

Net interest income...............................                   6,754              7,330

Provision for loan losses.........................                      76                 51
                                                                ----------         ----------

Net interest income after provision for loan
  losses..........................................                   6,678              7,279
                                                                ----------         ----------
Other income:
   Servicing income and other fees................                     792                796
   Net gain on sale of loans, investments
      and mortgage-backed securities..............                     537                  4
   Miscellaneous..................................                      91                102
                                                                ----------         ----------
      Total other income..........................                   1,420                902
                                                                ----------         ----------
Operating expense:
   Employee compensation and benefits.............                   3,052              3,414
   Occupancy and equipment........................                   1,185              1,165
   Loss (gain) on real estate owned...............                     (58)                21
   Marketing......................................                     180                179
   Federal deposit insurance premium..............                     336                109
   Other..........................................                     857              1,153
                                                                ----------         ----------
      Total operating expense.....................                   5,552              6,041
                                                                ----------         ----------

Income before provision for income taxes..........                   2,546              2,140
                                                                ----------         ----------
Provision for income taxes:
   Current........................................                     974                833
   Deferred.......................................                      76                 73
                                                                ----------         ----------
      Total provision for income taxes............                   1,050                906
                                                                ----------         ----------

Net income........................................              $    1,496         $    1,234
                                                                ==========         ==========
Earnings per share (Note 5):
   Primary........................................              $     0.22         $     0.18
                                                                ==========         ==========
   Fully Diluted..................................              $     0.22         $     0.18
                                                                ==========         ==========

Dividends declared per share of common stock......              $     0.15         $     0.20
                                                                ==========         ==========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED
MARCH 31, 1996 AND 1997

-----------------------------------------------------------------------------------------------------
                                                                                     UNAUDITED
                                                                              FOR THE QUARTERS ENDED
                                                                                     MARCH 31,
                                                                              1996              1997
                                                                           ===========================
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................     $  1,496        $  1,234
Adjustments to reconcile net income to net cash provided by (used for)
  operating activities:
    Depreciation and amortization......................................          293             310
    ESOP and Recognition and Retention Plan compensation expense.......          179             152
    Accretion of discounts, amortization of premiums, and other
    deferred yield items                                                        (272)           (167)
    Provision for loan losses..........................................           76              51
    Provisions for gains and net gains on sales of real estate owned...          (52)            (13)
    Net gain on sale of:
       Mortgage-backed securities......................................         (537)              -
       Loans...........................................................            -              (4)
Decrease (increase) in accrued interest receivable.....................          220            (222)
Decrease in other assets...............................................          614             446
Increase in drafts payable.............................................        1,769             864
Decrease in deferred income taxes......................................         (841)           (548)
Increase in other liabilities..........................................        1,005             731
                                                                            --------        --------
       Net cash from operating activities..............................        3,950           2,834
                                                                            --------        --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................      (32,678)        (23,026)
Principal payments received on mortgage-backed securities..............        8,296           4,113
Purchases of:
    Loans..............................................................      (10,528)         (4,526)
    Mortgage-backed securities.........................................            -         (25,667)
    Federal Home Loan Bank stock.......................................            -            (511)
    Investment securities..............................................            -          (4,568)
    Office properties and equipment....................................       (1,313)         (1,070)
Proceeds from sales of:
    Loans..............................................................        4,528             316
    Real estate acquired in settlement of loans........................          375              75
Proceeds from maturities of investment securities available for sale...       16,490           2,000
Other..................................................................          869             543
                                                                            --------        --------
       Net cash used for investing activities..........................      (13,961)        (52,321)
                                                                            --------        --------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock...........................           22             218
Cash dividends.........................................................         (453)           (616)
Net increase (decrease) in:
    NOW accounts, demand deposits, and savings accounts................        7,383           7,184
    Certificates of deposit............................................        8,764          41,948
    Advances from Federal Home Loan Bank...............................       (8,440)         (2,448)
    ESOP loan..........................................................          (69)            (69)
    Repurchase agreements..............................................            -           2,776
    Advances by borrowers for taxes and insurance......................        2,896           2,855
                                                                            --------        --------
       Net cash from financing activities..............................       10,103          51,848
                                                                            --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................           92           2,361
CASH AND CASH EQUIVALENTS, Beginning of period.........................       24,963          42,420
                                                                            --------        --------
CASH AND CASH EQUIVALENTS, End of period...............................    $  25,055        $ 44,781
                                                                           =========        ========


See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  GENERAL
The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Savings Bank of Florida (the "Bank") conform to generally accepted accounting principles and to predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1996 Annual Report on Form 10-K.

On April 25, 1996, Fidelity Federal Savings Bank of Florida (the "Bank") adopted an Agreement and Plan of Reorganization, (the "Plan") whereby the Bank would become a wholly-owned subsidiary of a stock holding company, Fidelity Bankshares, Inc. (the "Company"), a Delaware corporation. Pursuant to the Plan, the Bank's mutual holding company parent would continue to own a majority of the Company's outstanding common stock. In addition, as part of the Plan, each share of the Bank's outstanding stock would be converted into one share of Fidelity Bankshares, Inc. common stock. Consequently, following the reorganization, each stockholder of the Bank would have the same ownership interest in Fidelity Bankshares, Inc. as the stockholder had in the Bank. In November 1996, the Bank received regulatory approval to proceed with the reorganization and on January 21, 1997, the Bank's stockholders approved the Plan. On January 29, 1997, the transaction was consummated, resulting in the Company owning all the outstanding common stock of the Bank.

The reorganization, which has been accounted for in the same manner as a pooling of interest merger, did not result in any significant accounting adjustments.

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 1997 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

Certain amounts in the financial statements have been reclassified to conform with the March 31, 1997 presentation.

2.  LOANS RECEIVABLE
Loans receivable at December 31, 1996 and March 31, 1997, consist of the following:

                                                        December 31,    March 31,
                                                           1996           1997
                                                        =========================
                                                              (In Thousands)
One-to-four single family, residential real estate
  mortgages..........................................    $  524,434    $  578,119
Commercial real estate mortgages.....................        42,811        42,832
Real estate contruction-primarily residential........        58,493        25,242
Participations-primarily residential.................         4,255         4,045
Land loans-primarily residential.....................        11,875        12,091
                                                         ----------    ----------
      Total first mortgage loans.....................       641,868       662,329
Consumer and commercial business loans...............        58,063        60,989
                                                         ----------    ----------
      Total gross loans..............................       699,931       723,318
Less:
      Undisbursed portion of loans in process........        37,575        34,721
      Unearned discounts, premiums and deferred loan
        fees, net....................................        (1,607)       (1,831)
      Allowance for loan losses                               2,263         2,130
                                                         ----------    ----------
Loans receivable-net.................................    $  661,700    $  688,298
                                                         ==========    ==========


3.  ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 1996 and the quarters ended March 31, 1996 and 1997, is as follows:


                                          FOR THE YEAR     FOR THE QUARTERS
                                            ENDED               ENDED
                                          DECEMBER 31,         MARCH 31,
                                             1996           1996      1997
                                          =================================
                                                    (IN THOUSANDS)

Balance at beginning of period..........     $2,265        $2,265    $2,263
Current provision.......................        164            76        51
Charge-offs.............................       (166)          (10)     (184)
                                             ------        ------    ------

Ending balance..........................     $2,263        $2,331    $2,130
                                             ======        ======    ======

An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                 DECEMBER 31, 1996            MARCH 31, 1997
                                                ===============================================

                                                 LOAN       RELATED         LOAN       RELATED
                                                BALANCE    ALLOWANCE       BALANCE    ALLOWANCE
                                                -----------------------------------------------
                                                                  (IN THOUSANDS)
Impaired loan balances and related
        specific valuation allowances:
Loans performing in conformity with
        contractual terms..................     $  984       $164          $  979       $164
Loans for which interest income is
        not being recognized...............        667        277             201        124
                                                ------       ----          ------       ----
            Total..........................     $1,651       $441          $1,180       $288
                                                ======       ====          ======       ====

The Bank's policy on interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent and cease accruing interest thereafter. Such interest ultimately collected is credited to income in the period of recovery.

4. REGULATORY CAPITAL
The Company's subsidiary, Fidelity Federal Savings Bank of Florida, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:


                                                                                                             To be Considered
                                                                                      Minimum for            Well Capitalized
                                                                                    Capital Adequacy       for Prompt Corrective
                                                               Actual                  Purposes              Action Provisions
                                                       --------------------------------------------------------------------------
                                                        Ratio           Amount     Ratio    Amount         Ratio        Amount
                                                       --------------------------------------------------------------------------
                                                                                  (Dollars In Thousands)
As of March 31, 1996 Stockholders' Equity
        and ratio to total assets......................  10.2%         $  81,076
                                                        ======
Net unrealized increase in market value of assets
        available for sale (net of applicable
        income taxes)..................................                   (1,159)
Goodwill...............................................                     (981)
                                                                       ---------
Tangible capital and ratio to adjusted total assets....  10.0%         $  78,936    1.5%     $  11,834
                                                        ======         =========   =====     =========
Tier 1 (core) capital and ratio to adjusted
        total assets...................................  10.0%         $  78,936    3.0%     $  23,669        5.0%      $  39,448
                                                        ======         =========   =====     =========      ======      =========
Tier 1 (core) capital and ratio to risk-weighted
        total assets...................................  19.5%         $  78,936                              6.0%      $  24,277
                                                        ======                                              ======      =========
General loan valuation allowances......................                    1,821
Equity investments.....................................                     (217)
                                                                       ---------
Tier 2 capital.........................................                $   1,604
                                                                       =========
Total risk-based capital and ratio to risk-weighted
        total assets...................................  19.9%         $  80,540    8.0%     $  32,370       10.0%      $  40,462
                                                        ======         =========   =====     =========      ======      =========
Total assets...........................................                $ 791,892
                                                                       =========
Adjusted total assets..................................                $ 788,957
                                                                       =========
Risk-weighted assets...................................                $ 404,619
                                                                       =========
As of March 31, 1997 Stockholders' Equity
        and ratio to total assets......................   8.8%         $  81,579
                                                        ======
Net unrealized decrease in market value of assets
        available for sale (net of applicable
        income taxes)..................................                      111
Goodwill...............................................                     (679)
                                                                       ---------
Tangible capital and ratio to adjusted total assets....   8.8%         $  81,011    1.5%     $  13,895
                                                        ======         =========   =====     =========
Tier 1 (core) capital and ratio to adjusted
        total assets...................................   8.8%         $  81,011    3.0%     $  27,790        5.0%      $  46,316
                                                        ======         =========   =====     =========       =====      =========
Tier 1 (core) capital and ratio to risk-weighted
        total assets...................................  17.4%         $  81,011                              6.0%      $  28,005
                                                        ======         =========                             =====      =========
General loan valuation allowances......................                    1,822
Equity investments.....................................                      (97)
                                                                       ---------
Tier 2 capital.........................................                $   1,725
                                                                       =========
Total risk-based capital and ratio to risk-weighted
        total assets...................................  17.7%         $  82,736    8.0%     $  37,340       10.0%      $  46,674
                                                        ======         =========   =====     =========      ======      =========
Total assets...........................................                $ 926,891
                                                                       =========
Adjusted total assets..................................                $ 926,323
                                                                       =========
Risk-weighted assets...................................                $ 466,744
                                                                       =========

5.  EARNINGS PER SHARE
The weighted-average number of shares, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan
(MRP) and stock options for the three months ended March 31, 1996 and 1997, are as follows:


                                                               FOR THE QUARTERS ENDED
                                                          -----------------------------------
                                                          MARCH 31, 1996       MARCH 31, 1997
                                                          --------------       --------------
Net income..........................................      $    1,496,000       $    1,234,000
                                                          ==============       ==============

  Primary Shares:
  Shares Outstanding................................           6,718,115            6,756,353
  Adjustments to reflect:
     Uncommitted ESOP shares........................            (151,717)            (121,356)
     Unearned MRP shares (treasury stock method)....              (8,882)                   -
     Common stock option (treasury stock method)....             101,205              102,571
                                                          --------------       --------------
        Total.......................................           6,658,721            6,737,568
                                                          ==============       ==============

Earnings per share..................................      $         0.22       $         0.18
                                                          ==============       ==============


The computations of fully diluted shares outstanding is the same as for primary shares, above.

Pursuant to Statement of Position (SOP), 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plan," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA), ESOP shares that have not been committed to be released are not considered to be outstanding.

PRO FORMA EARNINGS PER SHARE

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". This statement, which changes the method of calculating earnings per share, is effective for financial statements beginning after December 15, 1997. While earlier application is not allowed, the Company is permitted to disclose pro forma earnings per share in the notes to financial statements in periods prior to the required adoption. The following table shows pro forma earnings per share as though this statement had been adopted.



                                           For the Quarter Ended March 31, 1996
                                       ------------------------------------------
                                          Income           Shares       Per-Share
                                        (Numerator)     (Denominator)    Amount
                                       -------------    ------------    ---------

Net income.....................        $   1,496,000
                                       =============
Basic EPS
Income available to
        common stockholders....        $   1,496,000       6,566,398    $    0.23
                                                                        =========

        Common stock options...                              101,205
                                       -------------    ------------
Diluted EPS
Income available to
        common stockholders....        $   1,496,000       6,667,603    $    0.22
                                       =============    ============    =========

                                          For the Quarter Ended March 31, 1997
                                       ------------------------------------------
                                          Income           Shares       Per-Share
                                        (Numerator)     (Denominator)    Amount
                                       -------------    ------------    ---------
Net income.....................        $   1,234,000
                                       =============
Basic EPS
Income available to
        common stockholders....        $   1,234,000       6,634,997    $    0.19
                                                                        =========
Effect of Dilutive Shares
        Common stock options...                              102,571
                                       -------------    ------------
Diluted EPS
Income available to
        common stockholders....        $   1,234,000       6,737,568    $    0.18
                                       =============    ============    =========

The guidance in AICPA, SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans" continues to apply to earnings per share calculations under Statement No. 128. Therefore, the weighted average shares outstanding in the table above do not include uncommitted ESOP shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

On April 25, 1996, Fidelity Federal Savings Bank of Florida (the "Bank") adopted an Agreement and Plan of Reorganization, (the "Plan") whereby the Bank would become a wholly-owned subsidiary of a stock holding company, Fidelity Bankshares, Inc. (the "Company"), a Delaware corporation. Pursuant to the Plan, the Bank's mutual holding company parent would continue to own a majority of the Company's outstanding common stock. In addition, as part of the Plan, each share of the Bank's outstanding stock would be converted into one share of Fidelity Bankshares, Inc. common stock. Consequently, following the reorganization, each stockholder of the Bank would have the same ownership interest in Fidelity Bankshares, Inc. as the stockholder had in the Bank. In November, 1996, the Bank received regulatory approval to proceed with the reorganization and on January 21, 1997, the Bank's stockholders approved the Plan. On January 29, 1997, the transaction was consummated, resulting in the Company owning all the outstanding common stock of the Bank.

The reorganization, which has been accounted for in the same manner as a pooling of interests merger, did not result in any significant accounting adjustments.

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank, which is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market rates tends to be highly cyclical. In periods of high interest rates, earnings of the Bank are likely to be depressed, which in turn would be likely to have a detrimental effect on the market value of any investment in the Bank's common stock. In addition, legislative and regulatory actions may result in diminishing the value of any investment in the Bank.

RESULTS OF OPERATIONS.

Net income for the quarter ended March 31, 1997 was $1.2 million, representing a $262,000 decrease from the comparable quarter in 1996. The reasons for this decrease, as more fully described later, herein, was an increase in interest expense of $1.4 million, a decrease in other income of $518,000 and an increase in operating expenses of $489,000. Offsetting these factors was an increase in interest income of $2.0 million and a decrease in the provision for income taxes of $144,000.

INTEREST INCOME.

Interest income for the quarter ended March 31, 1997, totaled $16.3 million, an increase of $2.0 million or 13.7% from the same quarter in 1996. The principal cause of this increase was an increase in interest income on loans of $2.5 million. This increase resulted from an increase in the average balance of the Bank's loan portfolio to $674.7 million for the quarter ended March 31, 1997 compared to $549.0 million for the comparable 1996 quarter. Partially offsetting this increase was a decrease in interest income from mortgage-backed securities of $602,000. This decline was the result of a decrease in the average balance of these securities to $129.0 million from $151.6 million and a decrease in the average yield to 6.91% from 7.47% for the quarters ended March 31, 1997 and 1996, respectively. Interest income from investment securities also decreased by $174,000 caused mainly by a decrease in the average balance of these securities to $10.1 million for the quarter ended March 31, 1997 compared to $19.7 million for the same quarter in 1996. The decrease in the average balance of investment securities was primarily the result of the use of the proceeds from maturing securities, during the previous year, to fund a portion of the Bank's increased loan production.

INTEREST EXPENSE.

Interest expense was $9.0 million for the quarter ended March 31, 1997, representing a $1.4 million or 18.3% increase when compared to the same quarter in 1996. The principal cause for this increase was an increase in the cost of deposits of $1.5 million. This resulted from an increase in the average balance of these deposits to $687.1 million for the quarter ended March 31, 1997 compared to $577.2 million for the same quarter in 1996 and an increase in the average yield on these deposits to 4.41% from 4.24% for the quarters ended March 31, 1997 and 1996, respectively. Interest expense on borrowed funds decreased $64,000, caused primarily by a decrease in the average yield on such funds to 6.81% for the quarter ended March 31, 1997 compared to 7.08% for the same quarter in 1996. The average balance on borrowed funds also decreased slightly to $81.9 million from $82.4 million for the quarters ended March 31, 1997 and 1996, respectively.

NET INTEREST INCOME.

While the Bank's interest income increased by $2.0 million for the quarter ended March 31, 1997, compared to the same quarter in 1996, interest expense also increased by $1.4 million, resulting in net interest income of $7.3 million for the quarter ended March 31, 1997. This represents a $576,000 or 8.5% increase for the quarter ended March 31, 1997 compared to the same quarter in 1996.

PROVISION FOR LOAN LOSSES.

The Bank's provision for loan losses was $51,000 for the quarter ended March 31, 1997, representing a $25,000 decrease when compared to $76,000 for the quarter ended March 31, 1996. During the quarter ended March 31, 1996, the Bank reversed provisions on two loans based on new appraisals performed during the year. The provision for loan losses for the quarter ended March 31, 1997 is deemed adequate by management in light of the Bank's historical loan loss experience. The Bank's total allowance for loan losses at March 31, 1997 of $2,130,000 was deemed adequate by management, in light of the risks inherent in the Bank's loan portfolio.

OTHER INCOME.

Other income for the quarter ended March 31, 1997 was $902,000 or $518,000 less than the same quarter in 1996. This decrease is due primarily to a decrease of $533,000 in gain on sale of loans, investments and mortgage-backed securities, as a result of increased sales of such instruments in 1996. This decline was only partially offset by an increase in the Bank's servicing income and other fees of $4,000 and an increase in miscellaneous income of $11,000 for the quarters ended March 31, 1997 and 1996, respectively.

OPERATING EXPENSE.

Operating expenses increased by $489,000 to $6.0 million for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. Employee compensation and benefits increased by $362,000 for the quarter ended March 31, 1997 when compared to the same 1996 quarter. Of this increase, approximately $117,000 is attributable to expanded operations at two of the Bank's offices, together with its LPO office. In addition, lower loan production in 1997 compared to 1996 resulted in $70,000 less being allocated to deferred loan costs. The increase in other operating expenses of $296,000 for the quarter ended March 31, 1997 compared to the same quarter in 1996, was due largely to expensing most of the organizing costs of creating the mid-tier holding company. Loss on real estate owned increased by $79,000. These increases were partially offset by a decrease in the Bank's occupancy and equipment expense of $20,000 and a decrease in Federal deposit insurance premium of $227,000, due primarily to the resolution of the Savings Association Insurance Fund (SAIF) disparity by a one-time special assessment charged in the third quarter of 1996.

INCOME TAXES.

The income tax provision decreased to $906,000 for the quarter ended March 31, 1997 from $1,050,000 for the same 1996 quarter. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

ASSET AND LIABILITY MANAGEMENT-INTEREST RATE SENSITIVITY ANALYSIS.

At March 31, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $107.2 million, representing a cumulative one-year gap ratio of a negative 11.57%. This compares to a negative gap ratio of 11.41% at December 31, 1996, at which date the Bank had total interest bearing liabilities maturing or repricing within one year that exceeded total interest-earning assets maturing or repricing during the same period by $99.7 million. The Bank has an Asset-Liability Management Committee which is responsible for reviewing the Bank's assets and liability policies. The Committee meets weekly and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.

LIQUIDITY AND CAPITAL RESOURCES.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 9.00% during the month of March, 1997.
Liquidity ratios averaged 8.02% for the quarter ended March 31, 1997. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $26.1 million and $27.0 million at March 31, 1997 and December 31, 1996, respectively. Other assets qualifying for liquidity at March 31, 1997 and December 31, 1996, amounted to $26.8 million and $19.8 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements.

A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 1997, the Bank had $80.1 million in advances from the FHLB. At March 31, 1997, the Bank had commitments outstanding to originate or purchase loans of $60.7 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at March 31, 1997, totaled $383.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

CHANGES IN FINANCIAL CONDITION.

The Company's assets increased by $53.3 million from December 31, 1996 to March 31, 1997. Loans receivable-net increased by $26.6 million. Funds for the increase in total assets were provided partially by an increase in the Bank's deposits and repurchase agreements of $52.0 million. The Bank's advances from the FHLB decreased by $2.4 million to $80.1 million at March 31, 1997 from $82.5 million at December 31, 1996. The Company's equity at March 31, 1997 increased by $32,000 from December 31, 1996 as a result of net income for the quarter of $1.2 million which was offset by a $893,000 decrease in the fair value of assets available for sale, net of applicable income taxes, and dividends declared for the quarter of $620,000.

                           FIDELITY BANKSHARES, INC.
                                AND SUBSIDIARY

                          PART II - OTHER INFORMATION

Item 1  Legal Proceedings

        The Company and its subsidiary are not involved in any litigation, nor is the Company aware of any pending litigation, other than legal proceedings incident to the business of the Company, such as foreclosure actions filed on behalf of the Company. Management, therefore, believes the results of any current litigation would be immaterial to the financial condition or results of operation of the Company.


Item 2  Changes in Securities

        Not applicable.


Item 3  Default Upon Senior Securities

        Not applicable.


Item 4  Submission of Matters to a Vote of Security Holders

        On January 21, 1997, the following resolution was submitted to the security holders of Fidelity Federal Savings Bank of Florida, in connection with an Agreement and Plan of Reorganization into a mid-tier holding company, which provided for the establishment of Fidelity Bankshares, Inc. as a stock holding company parent of the Bank, all of which were set forth in the Bank's proxy materials.

        Resolution No. 1
        ----------------

        There were 6,744,689 outstanding votes eligible to be cast at the Special Meeting of Stockholders. There were represented by proxy 5,093,578 votes. The voting as to Resolution No. 1 was as follows:

                                  FOR           AGAINST        ABSTAIN
                                  ---           -------        -------

        Number of Votes        5,081,001         9,347          3,228


Item 5  Other Information

        None.

Item 6  Exhibits and Reports on Form 8-K

        (a) All required exhibits are included in Part I under Consolidated Financial Statements (pages 2 through 4), Notes to Consolidated Financial Statements (pages 5 through 9) and Management's Discussion and Analysis of Operations (pages 10 through 14), and are incorporated by reference, herein.

        (b)  There were no reports filed on Form 8-K

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                       FIDELITY BANKSHARES, INC.



Date: May 12, 1997                     By: /s/ Vince A. Elhilow
                                          -------------------------------------
                                          Vince A. Elhilow
                                          President and Chief Executive Officer



Date: May 12, 1997                     By: /s/ Richard D. Aldred
                                          -------------------------------------
                                          Richard D. Aldred
                                          Executive Vice President
                                          Chief Financial Officer