Form 10-Q
period 1997-06-30
FIDELITY BANKSHARES INC
filed 1997-08-14
CIK 1028336

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20552

                          --------------------------

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ___________________to___________________
                                       Securities Exchange Act Number 0-29040

                           FIDELITY BANKSHARES, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                             65-0717085
-------------------------------                     ----------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)


                218 Datura Street, West Palm Beach, Florida 33401
                -------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:   (561) 659-9900


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

       Indicate by check x whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 6,771,054 shares of the Registrant's common stock outstanding as of August 1, 1997.

                           FIDELITY BANKSHARES, INC.
                                     INDEX

                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements............................................................1

                  Consolidated Statements of Financial Condition as of
                     December 31, 1996 and June 30, 1997..........................................2

                  Consolidated Statements of Operations for the three and six months ended
                     June 30, 1996 and 1997.......................................................3

                  Consolidated Statements of Cash Flows for the six months ended
                     June 30, 1996 and 1997.......................................................4

                  Notes to Consolidated Financial Statements......................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................................12

PART II. OTHER INFORMATION.......................................................................18

PART I.  FINANCIAL INFORMATION
         Item I.  Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                                                         Unaudited
                                                                                                   December 31,           June 30,
                                                                                                       1996                 1997
                                                                                                ====================================
                                                                                                             (In Thousands)
ASSETS
CASH AND CASH EQUIVALENTS:
    Cash and amounts due from depository institutions ....................................       $      15,293        $      17,741
    Interest-bearing deposits ............................................................              27,127               20,801
                                                                                                ---------------      ---------------
          Total cash and cash equivalents ................................................              42,420               38,542
ASSETS AVAILABLE FOR SALE (At Fair Value):
    Government and agency securities .....................................................               8,465               13,050
    Mortgage-backed securities ...........................................................             123,599              172,153
                                                                                                ---------------      ---------------
          Total assets available for sale ................................................             132,064              185,203
LOANS RECEIVABLE, Net (Notes 2, 3) .......................................................             661,700              735,699
OFFICE PROPERTIES AND EQUIPMENT, Net .....................................................              18,092               19,016
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market .........................               6,148                6,659
REAL ESTATE OWNED, Net ...................................................................                  93                  546
ACCRUED INTEREST RECEIVABLE ..............................................................               4,614                5,491
OTHER ASSETS .............................................................................               8,431                8,133
                                                                                                ---------------      ---------------
TOTAL ASSETS .............................................................................       $     873,562        $     999,289
                                                                                                ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .................................................................................       $     694,718        $     779,558
REPURCHASE AGREEMENTS ....................................................................                --                  2,736
ADVANCES FROM FEDERAL HOME LOAN BANK .....................................................              82,517              111,304
ESOP LOAN ................................................................................               1,104                  942
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE ............................................               2,448                9,139
DRAFTS PAYABLE ...........................................................................               2,957                3,315
OTHER LIABILITIES ........................................................................               7,209                7,567
DEFERRED INCOME TAXES ....................................................................                 886                1,049
                                                                                                ---------------      ---------------
    TOTAL LIABILITIES ....................................................................             791,839              915,610
                                                                                                ---------------      ---------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued ................................                --                   --
COMMON STOCK ($ .10 par value) 8,200,000 authorized shares,
    6,744,689 shares outstanding at December 31, 1996, and
    6,770,654 shares outstanding at June 30, 1997  .......................................                 675                  677
ADDITIONAL PAID IN CAPITAL ...............................................................              37,397               37,717
RETAINED EARNINGS - substantially restricted .............................................              44,184               45,641
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN ..................................              (1,315)              (1,151)
NET UNREALIZED INCREASE IN FAIR VALUE OF
    ASSETS AVAILABLE FOR SALE ( Net of applicable income taxes)  .........................                 782                  795
                                                                                                ---------------      ---------------
    TOTAL STOCKHOLDERS' EQUITY (Note 4) ..................................................              81,723               83,679
                                                                                                ---------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................       $     873,562        $     999,289
                                                                                                ===============      ===============

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                         Unaudited                    Unaudited
                                                                                 For the Three Months Ended For the Six Months Ended
                                                                                          June 30,                    June 30,
                                                                                    1996           1997          1996          1997
                                                                                 =======================      ======================
                                                                                      (In Thousands, except per share amounts)
Interest income:
         Loans .............................................................      $ 11,824       $14,163      $ 22,704       $27,541
         Investment securities .............................................           146           192           479           351
         Other investments .................................................           313           424           601           954
         Mortgage-backed securities ........................................         2,426         2,638         5,258         4,868
                                                                                  --------       -------      --------       -------
                  Total interest income ....................................        14,709        17,417        29,042        33,714
                                                                                  --------       -------      --------       -------
Interest expense:
         Deposits ..........................................................         6,117         8,320        12,237        15,892
         Advances from Federal Home Loan Bank and other borrowings .........         1,474         1,579         2,933         2,974
                                                                                  --------       -------      --------       -------
                  Total interest expense ...................................         7,591         9,899        15,170        18,866
                                                                                  --------       -------      --------       -------

Net interest income ........................................................         7,118         7,518        13,872        14,848

Provision for loan losses ..................................................           (16)           21            60            72
                                                                                  --------       -------      --------       -------

Net interest income after provision for loan losses ........................         7,134         7,497        13,812        14,776
                                                                                  --------       -------      --------       -------
Other income:
         Servicing income and other fees ...................................           803           867         1,595         1,663
         Net gain (loss) on sale of loans, investments
                  and mortgage-backed securities ...........................           (22)            8           515            12
         Miscellaneous .....................................................            83           128           174           230
                                                                                  --------       -------      --------       -------
                  Total other income .......................................           864         1,003         2,284         1,905
                                                                                  --------       -------      --------       -------
Operating expense:
         Employee compensation and benefits ................................         3,040         3,402         6,092         6,816
         Occupancy and equipment ...........................................         1,171         1,220         2,356         2,385
         Loss (gain) on real estate owned ..................................             1            30           (57)           51
         Marketing .........................................................           131           169           311           348
         Federal deposit insurance premium .................................           342           112           678           221
         Other .............................................................           964         1,034         1,821         2,187
                                                                                  --------       -------      --------       -------
                  Total operating expense ..................................         5,649         5,967        11,201        12,008
                                                                                  --------       -------      --------       -------

Income before provision for income taxes ...................................         2,349         2,533         4,895         4,673
                                                                                  --------       -------      --------       -------
Provision for income taxes:
         Current ...........................................................           903           987         1,877         1,820
         Deferred ..........................................................            71            81           147           154
                                                                                  --------       -------      --------       -------
                  Total provision for income taxes .........................           974         1,068         2,024         1,974
                                                                                  --------       -------      --------       -------

Net income .................................................................      $  1,375       $ 1,465      $  2,871       $ 2,699
                                                                                  ========       =======      ========       =======
Earnings per share (Note 5):
         Primary ...........................................................      $   0.21       $  0.22      $   0.43       $  0.40
                                                                                  ========       =======      ========       =======
         Fully Diluted .....................................................      $   0.21       $  0.22      $   0.43       $  0.40
                                                                                  ========       =======      ========       =======

Dividends declared per share of common stock ...............................      $   0.15       $  0.20      $   0.30       $  0.40
                                                                                  ========       =======      ========       =======

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 1996 AND 1997
--------------------------------------------------------------------------------

                                                                                                              Unaudited
                                                                                                      For the Six Months Ended
                                                                                                                June 30,
                                                                                                          1996             1997
                                                                                                    =============================
                                                                                                            (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.......................................................................................     $     2,871    $     2,699
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
             Depreciation and amortization.......................................................             596            626
             ESOP and Recognition and Retention Plan compensation expense........................             349            302
             Accretion of discounts, amortization of premiums, and other deferred yield items....            (689)          (404)
             Provision for loan losses...........................................................              60             72
             Provisions for gains and net gains on sales of real estate owned....................             (69)            (5)
             Net gain on sale of:
                       Mortgage-backed securities................................................            (511)             -
                       Loans.....................................................................              (4)           (12)
Decrease (increase) in accrued interest receivable...............................................             165           (877)
Decrease (increase) in other assets..............................................................          (1,674)           298
Increase in drafts payable.......................................................................           1,083            358
Increase (decrease) in deferred income taxes.....................................................          (1,863)           163
Increase in other liabilities....................................................................           1,656            353
                                                                                                    -----------------------------
                       Net cash from operating activities........................................           1,970          3,573
                                                                                                    -----------------------------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans................................................         (73,091)       (62,680)
Principal payments received on mortgage-backed securities........................................          15,347          9,424
Purchases of:
             Loans...............................................................................         (16,471)       (12,688)
             Mortgage-backed securities..........................................................               -        (58,085)
             Federal Home Loan Bank stock........................................................               -           (511)
             Investment securities...............................................................               -         (6,567)
             Office properties and equipment.....................................................          (2,478)        (1,566)
Proceeds from sales of:
             Loans...............................................................................           5,356            722
             Real estate acquired in settlement of loans.........................................             670            557
             Mortgage-backed securities..........................................................          14,516              -
Proceeds from maturities of investment securities available for sale.............................          20,490          2,000
Other............................................................................................           1,912            104
                                                                                                    -----------------------------
                       Net cash used for investing activities....................................         (33,749)      (129,290)
                                                                                                    -----------------------------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock.....................................................              22            184
Cash dividends...................................................................................            (908)        (1,237)
Net increase (decrease) in:
             NOW accounts, demand deposits, and savings accounts.................................            (378)        10,043
             Certificates of deposit.............................................................          25,401         74,797
             Advances from Federal Home Loan Bank................................................           5,966         28,787
             ESOP loan...........................................................................            (138)          (162)
             Repurchase agreements...............................................................               -          2,736
             Advances by borrowers for taxes and insurance.......................................           6,212          6,691
                                                                                                    -----------------------------
                       Net cash from financing activities........................................          36,177        121,839
                                                                                                    -----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................           4,398         (3,878)
CASH AND CASH EQUIVALENTS, Beginning of period...................................................          24,963         42,420
                                                                                                    -----------------------------
CASH AND CASH EQUIVALENTS, End of period.........................................................     $    29,361    $    38,542
                                                                                                    =============================

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

On April 25, 1996, Fidelity Federal Savings Bank of Florida adopted an Agreement and Plan of Reorganization, (the "Plan") whereby the Bank would become a wholly-owned subsidiary of a stock holding company, Fidelity Bankshares, Inc., a Delaware corporation. Pursuant to the Plan, the Bank's mutual holding company parent would continue to own a majority of the Company's outstanding common stock. In addition, as part of the Plan, each share of the Bank's outstanding stock would be converted into one share of Fidelity Bankshares, Inc. common stock. Consequently, following the reorganization, each stockholder of the Bank would have the same ownership interest in Fidelity Bankshares, Inc. as the stockholder had in the Bank. In November 1996, the Bank received regulatory approval to proceed with the reorganization and on January 21, 1997, the Bank's stockholders approved the Plan. On January 29, 1997, the transaction was consummated, resulting in the Company owning all the outstanding common stock of the Bank.

The reorganization, which has been accounted for in the same manner as a pooling of interest merger, did not result in any significant accounting adjustments.

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 1997 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Bank's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Certain amounts in the financial statements have been reclassified to conform with the June 30, 1997 presentation.

2. LOANS RECEIVABLE
Loans receivable at December 31, 1996 and June 30, 1997, consist of the following:

                                                                                    December 31,         June 30,
                                                                                       1996                1997
                                                                               ===================================
                                                                                            (In Thousands)
One-to-four single family, residential real estate
             mortgages....................................................      $     524,434        $    617,067
Commercial real estate mortgages..........................................             42,811              42,719
Real estate construction-primarily residential............................             58,493              26,461
Participations-primarily residential......................................              4,255               3,597
Land loans-primarily residential..........................................             11,875              12,385
                                                                               ---------------      --------------
             Total first mortgage loans...................................            641,868             702,229
Consumer and commercial business loans....................................             58,063              78,723
                                                                               ---------------      --------------
             Total gross loans............................................            699,931             780,952
Less:
             Undisbursed portion of loans in process......................             37,575              45,136
             Unearned discounts, premiums and deferred loan
                        fees, net.........................................             (1,607)             (1,992)
             Allowance for loan losses....................................              2,263               2,109
                                                                               ---------------      --------------
Loans receivable-net......................................................      $     661,700        $    735,699
                                                                               ===============      ==============


3. ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 1996 and the three and six months ended June 30, 1996 and 1997, is as follows:



                                      For the Year      For the Three Months              For the Six Months
                                         Ended                 Ended                            Ended
                                      December 31,            June 30,                         June 30,
                                         1996           1996           1997            1996                 1997
                                     ===============================================================================
                                                                      (In Thousands)

Balance at beginning of period....     $   2,265      $   2,331      $   2,130       $   2,265        $       2,263
Current provision.................           164            (16)            21              60                   72
Charge-offs.......................          (166)           (90)           (42)           (100)                (226)
                                     ------------    --------------------------     --------------------------------
Ending balance....................     $   2,263      $   2,225      $   2,109       $   2,225        $       2,109
                                     ============    ==========================     ================================

An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:


                                                           December 31, 1996                     June 30, 1997
                                                      ============================================================

                                                           Loan       Related               Loan        Related
                                                         Balance     Allowance             Balance     Allowance
                                                      ------------------------------------------------------------
                                                                               (In Thousands)
Impaired loan balances and related
            specific valuation allowances:
Loans performing in conformity with
            contractual terms.........................   $     984      $    164         $     973        $ 164
Loans for which interest income is
            not being recognized......................         667           277               238          123
                                                         ========================       ========================
                   Total..............................   $   1,651      $    441         $   1,211        $ 287

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

4.  REGULATORY CAPITAL
The Company's subsidiary, Fidelity Federal Savings Bank of Florida, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                                 To be Considered
                                                                                          Minimum for            Well Capitalized
                                                                                        Capital Adequacy       for Prompt Corrective
                                                                      Actual                Purposes             Action Provisions
                                                            -----------------------------------------------------------------------
                                                                Ratio        Amount     Ratio      Amount      Ratio     Amount
                                                            -----------------------------------------------------------------------
                                                                                      (Dollars In Thousands)
As of December 31, 1996 Stockholders' Equity
   and ratio to total assets............................         9.4%      $  81,723
                                                            =========

Net unrealized increase in market value of assets
   available for sale (net of applicable
   income taxes)........................................                        (782)
Goodwill................................................                        (755)
                                                                          -----------
Tangible capital and ratio to adjusted total
   assets...............................................         9.2%      $  80,186      1.5%    $  13,072
                                                            =========     ===========  =======   ===========
Tier 1 (core) capital and ratio to adjusted
   total assets.........................................         9.2%      $  80,186      3.0%    $  26,144      5.0%    $  43,574
                                                            =========     ===========  =======   ===========  =======   ===========
Tier 1 (core) capital and ratio to risk-weighted
   total assets.........................................        17.9%      $  80,186                             6.0%    $  26,915
                                                            =========                                         =======   ===========

General loan valuation allowances.......................                       1,822
Equity investments......................................                         (97)
                                                                          -----------
Tier 2 capital..........................................                  $    1,725
                                                                          ===========
Total risk-based capital and ratio to risk-weighted
   total assets.........................................        18.3%      $  81,911      8.0%    $  35,886     10.0%    $  44,858
                                                            =========     ===========  =======   ===========  =======   ===========

Total assets............................................                    $873,562
                                                                          ===========

Adjusted total assets...................................                    $871,472
                                                                          ===========

Risk-weighted assets....................................                    $448,579
                                                                          ===========

As of June 30, 1997 Stockholders' Equity
   and ratio to total assets............................         8.3%      $  82,442
                                                            =========

Net unrealized increase in market value of assets
   available for sale (net of applicable income
   taxes)...............................................                        (795)
Goodwill................................................                        (604)
Disallowed servicing assets and deferred tax assets.....                        (186)
                                                                          -----------
Tangible capital and ratio to adjusted total assets.....         8.1%      $  80,857      1.5%    $  14,954
                                                            =========     ===========  =======   ===========
Tier 1 (core) capital and ratio to adjusted
   total assets.........................................         8.1%      $  80,857      3.0%    $  29,907      5.0%    $  49,845
                                                            =========     ===========  =======   ===========  =======   ===========
Tier 1 (core) capital and ratio to risk-weighted
   total assets.........................................        15.9%      $  80,857                             6.0%    $  30,421
                                                            =========                                         =======   ===========

General loan valuation allowances.......................                       1,737
Equity investments......................................                         (97)
                                                                          -----------
Tier 2 capital..........................................                  $    1,640
                                                                          ===========
Total risk-based capital and ratio to risk-weighted
   total assets.........................................        16.3%      $  82,497      8.0%    $  40,562     10.0%    $  50,702
                                                            =========     ===========  =======   ===========  =======   ===========

Total assets............................................                    $998,305
                                                                          ===========

Adjusted total assets...................................                    $996,906
                                                                          ===========

Risk-weighted assets....................................                    $507,019
                                                                          ===========

5. EARNINGS PER SHARE
The weighted-average number of shares, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan
(MRP) and stock options for the three months ended June 30, 1996 and 1997, are as follows:

                                                                   For the Three Months Ended
                                                        ---------------------------------------------
                                                           June 30, 1996             June 30, 1997
                                                        -------------------       -------------------
Net income...........................................        $ 1,375,000            $ 1,465,000
                                                             ===========            ===========
   Primary Shares:
   Shares Outstanding................................          6,720,252              6,768,544
   Adjustments to reflect:
      Uncommitted ESOP shares......................             (144,127)              (113,767)
      Unearned MRP shares (treasury stock method)..               (5,078)                     -
      Common stock options (treasury stock method).               86,790                100,455
                                                             -----------            -----------
                Total...............................           6,657,837              6,755,232
                                                             ===========            ===========

Earnings per share..................................         $      0.21            $      0.22
                                                             ===========            ===========

The computations of fully diluted shares outstanding is the same as for primary shares, above.

The weighted-average number of shares, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan
(MRP) and stock options for the six months ended June 30, 1996 and 1997, are as follows:

                                                                       For the Six Months Ended
                                                              ---------------------------------------
                                                               June 30, 1996           June 30, 1997
                                                              ---------------         ---------------
Net income..........................................           $ 2,871,000              $ 2,699,000
                                                               ===========              ===========

   Primary Shares:
   Shares Outstanding...............................             6,719,183                6,762,483

   Adjustments to reflect:
      Uncommitted ESOP shares.......................              (147,922)                (117,540)
      Unearned MRP shares (treasury stock method)...                (5,517)                       -
      Common stock options (treasury stock method)..                94,304                   99,690
                                                               -----------              -----------
                Total...............................             6,660,048                6,744,633
                                                               ===========              ===========

Earnings per share..................................           $      0.43              $      0.40
                                                               ===========              ===========

The computations of fully diluted shares outstanding is the same as for primary shares, above.

Pursuant to Statement of Position (SOP), 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA), ESOP shares that have not been committed to be released are not considered to be outstanding.

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

                                           For the Three Months Ended                      For the Three Months Ended
                                                 June 30, 1996                                     June 30, 1997
                                 ---------------------------------------------     ---------------------------------------------
                                     Income         Shares          Per-Share        Income           Shares         Per-Share
                                  (Numerator)    (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                                 ------------    -------------    ------------     ------------    -------------    ------------

Net income..................      $ 1,375,000                                       $ 1,465,000
                                 ============                                      ============

Basic EPS
Income available to
    common stockholders.....      $ 1,375,000       6,576,125            0.21       $ 1,465,000      6,654,777            0.22
                                                                  ============                                     ============

Effect of Dilutive Shares
    Common stock options....                           86,790                                          100,455
                                                 -------------                                     ------------

Diluted EPS
Income available to
    common stockholders....       $ 1,375,000       6,662,915      $     0.21       $ 1,465,000      6,755,232      $     0.22
                                 ============    =============    ============     ============    ============    ============


                                            For the Six Months Ended                        For the Six Months Ended
                                                 June 30, 1996                                     June 30, 1997
                                 ---------------------------------------------     ---------------------------------------------
                                     Income         Shares          Per-Share        Income           Shares         Per-Share
                                  (Numerator)    (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                                 ------------    -------------    ------------     ------------    -------------    ------------

Net income..................      $ 2,871,000                                       $ 2,699,000
                                 ============                                      ============

Basic EPS
Income available to
   common stockholders......      $ 2,871,000       6,571,261            0.44       $ 2,699,000       6,644,943            0.41
                                                                  ============                                      ============
Effect of Dilutive Shares
   Common stock options.....                           94,304                                            99,690
                                                 ------------                                      -------------
 Diluted EPS
Income available to
   common stockholders......      $ 2,871,000       6,665,565      $     0.43       $ 2,699,000       6,744,633      $     0.40
                                 ============    ============     ============     ============    =============    ============


The guidance in AICPA, SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans" continues to apply to earnings per share calculations under Statement No. 128. Therefore, the weighted average shares outstanding in the table above do not include uncommitted ESOP shares.

6.   SUBSEQUENT EVENT

On August 1, 1997, the Bank entered into a contract to sell the property it owns in downtown West Palm Beach, Florida for $7.2 million. The prospective buyer has thirty days to perform due diligence, which period may be extended by an additional thirty days at the buyer's option. The buyer has the right to cancel the contract at any time and for any reason, during the due diligence period. If there is no cancellation, the closing on the contract is scheduled eighteen months following the conclusion of due diligence.

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

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Bank's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Recent Development.

On August 1, 1997, the Bank entered into a contract to sell the property it owns in downtown West Palm Beach, Florida for $7.2 million. The prospective buyer has thirty days to perform due diligence, which period may be extended by an additional thirty days at the buyer's option. The buyer has the right to cancel the contract at any time and for any reason, during the due diligence period. If there is no cancellation, the closing on the contract is scheduled eighteen months following the conclusion of due diligence.

Results of Operations.

Net income for the six months ended June 30, 1997 was $2.7 million, representing a decrease of $172,000 from the comparable period ended June 30, 1996. The reasons for this decrease, as more fully described herein, was an increase in interest expense of $3.7 million, a decrease in other income of $379,000 and an increase in operating expenses of $807,000. Offsetting these factors was an increase in interest income of $4.7 million and a decrease in the provision for income taxes of $50,000.


Net income for the quarter ended June 30, 1997 was $1.5 million, representing an increase of $90,000 from the comparable quarter in 1996. The principal reasons for this increase, as more fully described later herein, were an increase in net interest income of $400,000 and an increase in other income of $139,000 which was partially offset by an increase in operating expenses of $318,000 and an increase in the provision for income taxes of $94,000.

Interest Income.

Interest income for the six months ended June 30, 1997, totaled $33.7 million, an increase of $4.7 million or 16.1% from the same period in 1996. The principal cause of this increase was an increase in interest income on the Bank's loans of $4.8 million. This increase resulted from an increase in the average balance of these loans to $695.3 million for the six months ended June 30, 1997 compared to $572.5 million from the comparable 1996 period. Interest income from other investments for the six months ended June 30, 1997 increased by $353,000 compared to the same period in 1996. The principal reason for this increase was an increase in the average balance of these investments to $29.6 million for the six months ended June 30, 1997 from $18.5 million for the six months ended June 30, 1996. Partially offsetting these increases was a decrease in interest income from mortgage-backed securities of $390,000. This decline was the result of a decrease in the average yield on these securities to 6.90% from 7.43% and a decrease in the average balance to $141.0 million from $141.6 million for the six months ended June 30, 1997 and 1996, respectively.

Interest income for the quarter ended June 30, 1997, totaled $17.4 million, an increase of $2.7 million or 18.4% from the same quarter in 1996. The principal cause of this increase was an increase in interest income on loans of $2.3 million. This increase resulted from an increase in the average balance of the Bank's loan portfolio to $714.1 million for the quarter ended June 30, 1997 compared to $595.6 million from the comparable 1996 quarter. Interest income from mortgage-backed securities for the quarter ended June 30, 1997 was $2.6 million, an increase of $212,000 or 8.7% compared to $2.4 million for the same quarter in 1996. The primary reason for this increase was an increase in the average balance of these securities to $153.7 million for the quarter ended June 30, 1997 from $129.9 million for the same quarter in 1996, which was offset by a decline in the average rate of such investments of 7.47% in 1996 to 6.86% in 1997. Interest income also increased on investment securities and other investments by $46,000 and $111,000, respectively. These increases resulted from an increase in the average balance of investment securities to $12.5 million from $8.5 million and an increase in the average balance of other investments to $28.5 million from $20.5 million for the quarters ended June 30, 1997 and 1996, respectively.

Interest Expense.

Interest expense was $18.9 million for the six months ended June 30, 1997, representing a $3.7 million or 24.4% increase when compared to the same period in 1996. The principal cause of this increase was an increase in the cost of deposits of $3.7 million. This resulted from an increase in the average balance of interest-bearing deposits to $708.3 million for the six months ended June 30, 1997 compared to $582.9 million for the same period in 1996 and an increase in the average yield on deposits to 4.49% from 4.20% for the periods ended June 30, 1997 and 1996, respectively. Interest expense on borrowed funds increased slightly by $41,000, caused primarily by an increase in the average balance on such funds to $90.2 million for the six months ended June 30, 1997 compared to $85.6 million for the same period in 1996. The average yield on borrowed funds decreased to 6.59% from 6.85% for the six months ended June 30, 1997 and 1996, respectively.

Interest expense was $9.9 million for the quarter ended June 30, 1997, representing a $2.3 million or 30.4% increase when compared to the same quarter in 1996. The principal cause for this increase was an increase in the cost of deposits of $2.2 million. This resulted from an increase in the average balance of deposits to $731.3 million for the quarter ended June 30, 1997 compared to $589.4 million for the same quarter in 1996 and an increase in the average yield on deposits to 4.55% from 4.15% for the quarters ended June 30, 1997 and 1996, respectively. Interest expense on borrowed funds also increased by $105,000, caused primarily by a increase in the average balance on such funds to $96.2 million for the quarter ended June 30, 1997 compared to $86.9 million for the same quarter in 1996. The average yield on borrowed funds decreased slightly to 6.56% for the quarter ended June 30, 1997 from 6.78% for the comparable 1996 quarter.

Net Interest Income.

While the Bank's interest income increased by $4.7 million for the six months ended June 30, 1997, compared to the same period in 1996, interest expense also increased by $3.7 million, resulting in net interest income of $14.8 million for the six months ended June 30, 1997. This represents a $976,000 or 7.0% increase when compared to the same period in 1996.

During the quarter ended June 30, 1997, the Bank's interest income increased by $2.7 million compared to the same quarter in 1996, while interest expense increased by $2.3 million, resulting in net interest income of $7.5 million for the quarter ended June 30, 1997, $400,000 or 5.6% more than realized in 1996.

Provision for Loan Losses.

The Bank's provision for loan losses was $72,000 for the six months ended June 30, 1997, representing a $12,000 increase when compared to $60,000 for the six months ended June 30, 1996. The provision for loan losses for the six months ended June 30, 1997 was determined adequate by management in light of the Bank's historical loan loss experience. The Bank's total allowance for loan losses at June 30, 1997 of $2.1 million was deemed adequate by management, in light of the risks inherent in the Bank's loan portfolio.

The provision for loan losses was $21,000 for the quarter ended June 30, 1997, representing a $37,000 increase when compared to a $16,000 credit for the quarter ended June 30, 1996. The provision for the quarter ended June 30, 1997 is deemed adequate by management in light of the Bank's historical loan loss experience.

Other Income.

Other income for the six months ended June 30, 1997 was $1.9 million or $379,000 less than the same period in 1996. This decrease is primarily attributable to a decrease in gain on sale of loans, investment and mortgage-backed securities of $503,000, as a result of increased sales of such instruments in 1996. This decline was only partially offset by an increase in the Bank's servicing income and other fees of $68,000 and an increase in miscellaneous income of $56,000 for the six months ended June 30, 1997 and 1996, respectively.

Other income for the quarter ended June 30, 1997 was $1.0 million, an increase of $139,000 from the comparable quarter in 1996. This increase is due primarily to an increase of $64,000 in servicing income and other fees. This increase was also attributable to an increase in gain on sale of loans, investments and mortgage-backed securities of $30,000 and an increase in miscellaneous income of $45,000 for the quarter ended June 30, 1997 compared to the same quarter in 1996.

Operating Expense.

Operating expenses increased by $807,000 to $12.0 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Employee compensation and benefits increased by $724,000 for the six months ended June 30, 1997 when compared to the same 1996 quarter. Of this increase, approximately $167,000 is attributable to expanded operations at two of the Bank's offices, together with its LPO office. In addition, lower loan production in 1997 compared to 1996 resulted in $152,000 less being allocated to deferred loan costs. The Bank's personnel benefits expense, despite a decrease of $140,000 in the cost of the Bank's Management Recognition Program expense, increased by $242,000, principally due to increases in the Bank's ESOP and hospitalization costs. The increase in other operating expenses of $366,000 for the six months ended June 30, 1997 compared to the same quarter in 1996, was due largely to expensing most of the organizing costs of creating the mid-tier holding company. Loss on real estate owned increased by $108,000. Occupancy and equipment and marketing expenses also increased by $29,000 and $37,000, respectively. These increases were partially offset by a decrease in Federal deposit insurance premium of $457,000, due primarily to the resolution of the Savings Association Insurance Fund (SAIF) issue through a one-time special assessment charged in the third quarter of 1996.

Operating expenses increased by $318,000 to $6.0 million for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. Employee compensation and benefits increased by $362,000 which, as explained above, is partially attributable to expanded operations at two of the Bank's offices and its LPO office. Occupancy and equipment costs increased by $49,000. Marketing costs and other operating expenses increased by $38,000 and $70,000, respectively. Partially offsetting these increases was an increase in the loss on real estate owned of $29,000 and a decrease in Federal deposit insurance premium of $230,000, due primarily to the resolution of the SAIF issue discussed above.

Income Taxes.

The income tax provision was $2.0 million for the six months ended and $1.1 million for the quarter ended June 30, 1997, respectively. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

Asset and Liability Management-Interest Rate Sensitivity Analysis.

At June 30, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $116.0 million, representing a cumulative one-year gap ratio of a negative 11.62%. This compares to a negative gap ratio of 11.41% at December 31, 1996, at which date the Bank had total interest bearing liabilities maturing or repricing within one year that exceeded total interest-earning assets maturing or repricing during the same period by $99.7 million. The Bank has an Asset-Liability Management Committee which is responsible for reviewing the Bank's assets and liability policies. The Committee meets weekly and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 6.36% during the month of June, 1997. Liquidity ratios averaged 6.86% for the quarter ended June 30, 1997. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $20.7 million and $27.0 million at June 30, 1997 and December 31, 1996, respectively. Other assets qualifying for liquidity at June 30, 1997 and December 31, 1996, amounted to $25.3 million and $19.8 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and additional advances from the Federal Home Loan Bank.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 1997, the Bank had $111.3 million in advances from the FHLB. At June 30, 1997, the Bank had commitments outstanding to originate or purchase loans of $41.8 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 1997, totaled $398.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Changes in Financial Condition.

The Company's assets increased by $125.7 million from December 31, 1996 to June 30, 1997. Loans receivable-net increased by $74.0 million and assets available for sale, principally mortgage-backed securities, increased by $53.1 million. Funds for the increase in assets were provided by an increase in the Bank's deposits and repurchase agreements of $87.6 million, advances from the FHLB of $28.8 million and increases in all other liabilities of $7.4 million. The Company's equity at June 30, 1997 increased by $2.0 million from December 31, 1996 as a result of net income for the six months of $2.7 million plus a change in the fair value of assets available for sale, net of applicable income taxes. This amount was offset by dividends declared for the six months of $1.2 million.

                           FIDELITY BANKSHARES, INC.
                                AND SUBSIDIARY

                          Part II - Other Information

Item 1    Legal Proceedings

          The Company and its subsidiary are not involved in any litigation, nor is the Company aware of any pending litigation, other than legal proceedings incident to the business of the Company, such as foreclosure actions filed on behalf of the Company. Management, therefore, believes the results of any current litigation would be immaterial to the consolidated financial condition or results of operation of the Company.


Item 2    Changes in Securities

          Not applicable.


Item 3    Default Upon Senior Securities

          Not applicable.


Item 4    Submission of Matters to a Vote of Security Holders

          On April 16, 1997, several matters were submitted to the security holders, in connection with the Bank's annual meeting of stockholders, all of which were set forth in the Bank's proxy materials. The results of such votes are as follows:


          Ballot No. 1
          ------------

              The election of Donald E. Warren and Vince A. Elhilow, each to serve as directors for a term of three years or until their successors have been elected and qualified.

                                                  For            Withheld
                                                  ---            --------

          Donald E. Warren                     6,205,408           4,695

          Vince A. Elhilow                     6,205,133           4,970


          Ballot No. 2
          ------------

              The ratification of the appointment of Deloitte and Touche, LLP, as auditors for the Company for the fiscal year ended December 31, 1997.

                                         For           Against       Abstain
                                         ---           -------       -------

          Number of Votes              6,205,989         859          3,256

Item 5    Other Information

          None.

Item 6    Exhibits and Reports on Form 8-K

          (a) All required exhibits are included in Part I under Consolidated Financial Statements (pages 2 through 4), Notes to Consolidated Financial Statements (pages 5 through 11) and Management's Discussion and Analysis of Operations (pages 12 through 17), and are incorporated by reference, herein.

          (b)     There were no reports filed on Form 8-K

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                              FIDELITY BANKSHARES, INC.






Date: August 13, 1997                 By: /s/ Vince A. Elhilow
                                          -------------------------------------
                                          Vince A. Elhilow
                                          President and Chief Executive Officer





Date: August 13, 1997                 By: /s/ Richard D. Aldred
                                          -------------------------------------
                                          Richard D. Aldred
                                          Executive Vice President
                                          Chief Financial Officer