Form 10-Q
period 1997-09-30
FIDELITY BANKSHARES INC
filed 1997-11-10
CIK 1028336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20552
                       ----------------------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                to
                                   ---------------    --------------

                     Securities Exchange Act Number 0-29040

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 6,784,958 shares of the Registrant's common stock outstanding as of November 1, 1997.

                           FIDELITY BANKSHARES, INC.
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements...............................  1

                  Consolidated Statements of Financial Condition as
                  of December 31, 1996 and September 30, 1997........  2

                  Consolidated Statements of Operations for the
                  three and nine months ended
                  September 30, 1996 and 1997........................  3

                  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1996 and 1997...........  4

                  Notes to Consolidated Financial Statements.........  5

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................ 11

PART II. OTHER INFORMATION........................................... 17

PART I.  FINANCIAL INFORMATION
         Item I.  Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------


                                                                                                   Unaudited
                                                                                DECEMBER 31,     September 30,
                                                                                    1996             1997
                                                                                ============     ==============
                                                                                        (In Thousands)
ASSETS
CASH AND CASH EQUIVALENTS:
       Cash and amounts due from depository institutions.....................   $     15,293     $       15,891
       Interest-bearing deposits.............................................         27,127             23,523
                                                                                ------------     --------------
       Total cash and cash equivalents.......................................         42,420             39,414
ASSETS AVAILABLE FOR SALE (At Fair Value):
       Government and agency securities......................................          8,465             12,278
       Mortgage-backed securities............................................        123,599            181,413
                                                                                ------------     --------------
       Total assets available for sale.......................................        132,064            193,691
LOANS RECEIVABLE, Net (Notes 2, 3)...........................................        661,700            769,357
OFFICE PROPERTIES AND EQUIPMENT, Net.........................................         18,092             20,835
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market.............          6,148              6,985
REAL ESTATE OWNED, Net.......................................................             93                483
ACCRUED INTEREST RECEIVABLE..................................................          4,614              5,696
OTHER ASSETS.................................................................          8,431              9,231
TOTAL ASSETS.................................................................   $    873,562     $    1,045,692
                                                                                ============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS.....................................................................   $    694,718     $      791,179
REPURCHASE AGREEMENTS........................................................              -              2,642
ADVANCES FROM FEDERAL HOME LOAN BANK.........................................         82,517            139,689
ESOP LOAN....................................................................          1,104                897
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE................................          2,448             12,599
DRAFTS PAYABLE...............................................................          2,957              3,489
OTHER LIABILITIES............................................................          7,209              7,923
DEFERRED INCOME TAXES........................................................            886              1,500
       TOTAL LIABILITIES.....................................................        791,839            959,918
                                                                                ------------     --------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued....................              -                  -
COMMON STOCK ($ .10 par value) 8,200,000 authorized shares,
       6,744,689 shares outstanding at December 31, 1996, and
       6,782,879 shares outstanding at September 30, 1997....................            675                678
ADDITIONAL PAID IN CAPITAL...................................................         37,397             37,932
RETAINED EARNINGS - substantially restricted.................................         44,184             46,942
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN......................         (1,315)            (1,068)
NET UNREALIZED INCREASE IN FAIR VALUE OF
       ASSETS AVAILABLE FOR SALE ( Net of applicable income taxes)...........            782              1,290
       TOTAL STOCKHOLDERS' EQUITY (Note 4)...................................         81,723             85,774
                                                                                ------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $    873,562     $    1,045,692
                                                                                ============     ==============

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                     Unaudited                           Unaudited
                                                             For the Three Months Ended          For the Nine Months Ended
                                                                   September 30,                       September 30,
                                                               1996            1997                  1996         1997
                                                             ==========================          =========================
                                                                      (In Thousands, except per share amounts)
Interest income:
     Loans.................................................. $ 12,451          $ 14,911          $ 35,155         $ 42,452
     Investment securities..................................      187               187               666              538
     Other investments......................................      405               465             1,006            1,419
     Mortgage-backed securities.............................    2,334             3,121             7,592            7,989
                                                             --------          --------          --------         --------
     Total interest income..................................   15,377            18,684            44,419           52,398
                                                             --------          --------          --------         --------
Interest expense:
     Deposits...............................................    6,726             8,815            18,963           24,707
     Advances from Federal Home Loan Bank and other
      borrowings............................................    1,521             2,035             4,454            5,009
                                                             --------          --------          --------         --------
     Total interest expense.................................    8,247            10,850            23,417           29,716
                                                             --------          --------          --------         --------

Net interest income.........................................    7,130             7,834            21,002           22,682

Provision for loan losses...................................       54                57               114              129
                                                             --------          --------          --------         --------

Net interest income after provision for loan losses.........    7,076             7,777            20,888           22,553
                                                             --------          --------          --------         --------
Other income:
     Servicing income and other fees........................      785               899             2,381            2,562
     Net gain on sale of loans, investments
     and mortgage-backed securities.........................       40               796               555              808
     Miscellaneous..........................................      143                95               316              325
                                                             --------          --------          --------         --------
     Total other income.....................................      968             1,790             3,252            3,695
                                                             --------          --------          --------         --------
Operating expense:
     Employee compensation and benefits.....................    3,299             3,579             9,391           10,395
     Occupancy and equipment................................    1,155             1,227             3,511            3,612
     Gain on real estate owned..............................      (12)             (145)              (68)             (94)
     Marketing..............................................      154               150               465              498
     Federal deposit insurance premium......................    4,001               117             4,678              338
     Other..................................................      988             1,145             2,809            3,332
                                                             --------          --------          --------         --------
     Total operating expense................................    9,585             6,073            20,786           18,081
                                                             --------          --------          --------         --------

Income (loss) before provision for income taxes.............   (1,541)            3,494             3,354            8,167
                                                             --------          --------          --------         --------
Provision (benefit) for income taxes:
     Current................................................     (570)            1,377             1,307            3,197
     Deferred...............................................      (47)              107               100              261
                                                             --------          --------          --------         --------
     Total provision (benefit) for income taxes.............     (617)            1,484             1,407            3,458
                                                             --------          --------          --------         --------

Net income (loss)........................................... $   (924)         $  2,010          $  1,947         $  4,709
                                                             ========          ========          ========         ========
Earnings per share (Note 5):
     Primary................................................ $  (0.14)         $   0.30          $   0.29         $   0.70
                                                             ========          ========          ========         ========
     Fully Diluted.......................................... $  (0.14)         $   0.30          $   0.29         $   0.70
                                                             ========          ========          ========         ========

Dividends declared per share of common stock................ $  0.200          $  0.225          $  0.500         $  0.625
                                                             ========          ========          ========         ========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1996 AND 1997
--------------------------------------------------------------------------------

                                                                                                             UNAUDITED
                                                                                                        FOR THE NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                          1996            1997
                                                                                                        ========        =========
                                                                                                            (IN THOUSANDS)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income........................................................................................      $  1,947        $   4,709
Adjustments to reconcile net income to net cash provided by
 (used for) operating activities:
        Depreciation and amortization.............................................................           914              956
        ESOP and Recognition and Retention Plan compensation expense..............................           538              518
        Accretion of discounts, amortization of premiums, and other deferred yield items..........          (897)            (526)
        Provision for loan losses and real estate losses..........................................           114              129

        Provisions for losses and net (gains) losses on sales of real estate owned................           (87)            (115)
        Net gain on sale of:
                         Other assets.............................................................             -             (702)
                         Mortgage-backed securities...............................................          (511)               -
                         Loans....................................................................           (44)            (106)
Increase in accrued interest receivable...........................................................            (5)          (1,082)
Increase in other assets..........................................................................        (2,400)            (800)
Increase (decrease) in drafts payable.............................................................          (493)             532
Increase (decrease) in deferred income taxes......................................................        (1,194)             614
Increase in other liabilities.....................................................................         5,860              625
                                                                                                        --------        ---------
                         Net cash from operating activities.......................................         3,742            4,752
                                                                                                        --------        ---------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans.................................................       (99,078)         (91,526)
Principal payments received on mortgage-backed securities.........................................        19,331           14,882
Purchases of:
        Loans.....................................................................................       (19,137)         (22,633)
        Mortgage-backed securities................................................................        (9,962)         (72,076)
        Federal Home Loan Bank stock..............................................................             -             (837)
        Investment securities.....................................................................        (6,002)          (7,782)
        Office properties and equipment...........................................................        (3,572)          (3,755)
Proceeds from sales of:
        Loans.....................................................................................         9,947            5,713
        Real estate acquired in settlement of loans...............................................           973            1,165
        Mortgage-backed securities................................................................        14,516                -
Proceeds from maturities of investment securities.................................................        22,490            4,000
Other.............................................................................................         1,124              467
                                                                                                        --------        ---------
                         Net cash used for investing activities...................................       (69,370)        (172,382)
                                                                                                        --------        ---------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock......................................................            57              263
Cash dividends....................................................................................        (1,514)          (1,858)
Net increase (decrease) in:
        NOW accounts demand deposits, and savings accounts........................................        (3,116)          13,490
        Certificates of deposit...................................................................        70,929           82,971
        Advances from Federal Home Loan Bank......................................................        (2,202)          57,172
        ESOP loan.................................................................................          (207)            (207)
        Repurchase agreements.....................................................................             -            2,642
        Advances by borrowers for taxes and insurance.............................................         9,119           10,151
                                                                                                        --------        ---------
        Net cash from financing activities........................................................        73,066          164,624
                                                                                                        --------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................................         7,438           (3,006)
CASH AND CASH EQUIVALENTS, Beginning of period....................................................        24,963           42,420
                                                                                                        --------        ---------
CASH AND CASH EQUIVALENTS, End of period..........................................................      $ 32,401        $  39,414
                                                                                                        ========        =========

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

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 1997 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

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

Certain amounts in the financial statements have been reclassified to conform with the September 30, 1997 presentation.

On August 18, 1997, the Bank reached a definitive agreement to acquire BankBoynton, a Federal Savings Bank based in Boynton Beach, Florida with $57.6 million in assets. The agreement has been approved by the board of directors of both companies and BankBoynton's stockholders. The agreement is subject to the approval of the appropriate regulatory agencies. The acquisition of BankBoynton is expected to be completed during the fourth quarter of 1997. Following the acquisition, BankBoynton's three offices are expected to closed and deposit accounts existing at the BankBoynton facilities will be merged into Fidelity Federal's existing branch network.

The BankBoynton acquisition will be accounted for as a purchase. Fidelity Bankshares, Inc. will acquire all the outstanding common stock of BankBoynton for $9.00 per share, cash. The total purchase price of approximately $5.6 million is one and one half times BankBoynton's net book value at July 31, 1997.

2.  LOANS RECEIVABLE
Loans receivable at December 31, 1996 and September 30, 1997, consist of the following:


                                                                               DECEMBER 31,                  SEPTEMBER 30,
                                                                                   1996                          1997
                                                                             ================               ================
                                                                                              (IN THOUSANDS)

One-to-four single family, residential real estate
        mortgages.......................................................     $        524,434               $        636,022
Commercial real estate mortgages........................................               42,811                         41,747
Real estate construction-primarily residential..........................               58,493                         34,958
Participations-primarily residential....................................                4,255                          3,351
Land loans-primarily residential........................................               11,875                         11,093
                                                                             ----------------               ----------------
        Total first mortgage loans......................................              641,868                        727,171
Consumer and commercial business loans                                                 58,063                         89,512
                                                                             ----------------               ----------------
        Total gross loans...............................................              699,931                        816,683
Less:
        Undisbursed portion of loans in process.........................               37,575                         47,402
        Unearned discounts, premiums and deferred loan fees, net........               (1,607)                        (2,223)
        Allowance for loan losses.......................................                2,263                          2,147
Loans receivable-net....................................................     $        661,700               $        769,357
                                                                             ================               ================


3.  ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 1996 and the three and nine months ended September 30, 1996 and 1997, is as follows:



                                        FOR THE YEAR       For the Three Months         For the Nine Months
                                           ENDED                 Ended                        Ended
                                        DECEMBER 31,         September 30,                 September 30,
                                            1996            1996         1997          1996           1997
                                        ============       ====================      ========================
                                                                        (IN THOUSANDS)

Balance at beginning of period.......   $      2,265       $  2,225    $  2,109      $   2,265      $   2,265
Current provision....................            164             54          57            114            114
Charge-offs..........................           (166)           (59)        (19)          (159)          (159)
                                        ------------       --------    --------      ---------      ---------

Ending balance.......................   $      2,263       $  2,220    $  2,147      $   2,220      $   2,220
                                        ============       ========    ========      =========      =========

An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:


                                               DECEMBER 31, 1996                    SEPTEMBER 30, 1997
                                            =======================              ==========================

                                               LOAN        RELATED                  LOAN           RELATED
                                              BALANCE     ALLOWANCE                BALANCE        ALLOWANCE
                                            ---------    ----------              ----------       ---------
                                                                   (IN THOUSANDS)
Impaired loan balances and related
       specific valuation allowances:
Loans performing in conformity with
       contractual terms................    $     984    $      164              $      941       $     160
Loans for which interest income is
       not being recognized.............          667           277                     740             165
                                            ---------    ----------              ----------       ---------
       Total............................    $   1,651    $      441              $    1,681       $     325
                                            =========    ==========              ==========       =========


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

4.  REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Savings Bank of Florida, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                 To be Considered
                                                                               Minimum for       Well Capitalized
                                                                            Capital Adequacy   for Prompt Corrective
                                                               Actual           Purposes         Action Provisions
                                                        -------------------------------------------------------------
                                                          Ratio    Amount    Ratio    Amount   Ratio    Amount
                                                        -------------------------------------------------------------
                                                                           (Dollars In Thousands)
As of December 31, 1996 Stockholders' Equity
     and ratio to total assets.......................    9.4%   $   81,723
                                                        ====
Net unrealized increase in market value of assets
     available for sale (net of applicable
     income taxes)...................................                 (782)
Goodwill.............................................                 (755)
                                                                ----------
Tangible capital and ratio to adjusted total assets..    9.2%   $   80,186  1.5%   $13,072
                                                        ====    ==========  ===    =======
Tier 1 (core) capital and ratio to adjusted
     total assets....................................    9.2%   $   80,186  3.0%   $26,144  5.0%    $43,574
                                                        ====    ==========  ===    =======  ====    =======
Tier 1 (core) capital and ratio to risk-weighted
     total assets....................................   17.9%   $   80,186                   6.0%   $26,915
                                                        ====    ==========                  ====    =======
General loan valuation allowances....................                1,822
Equity investments...................................                  (97)
                                                                ----------
Tier 2 capital.......................................           $    1,725
                                                                ==========
Total risk-based capital and ratio to risk-weighted
     total assets....................................   18.3%   $   81,911  8.0%   $35,886  10.0%   $44,858
                                                        ====    ==========  ===    =======  ====    =======
Total assets.........................................           $  873,562
                                                                ==========
Adjusted total assets................................           $  871,472
                                                                ==========
Risk-weighted assets.................................           $  448,579
                                                                ==========
As of September 30, 1997 Stockholders' Equity
     and ratio to total assets.......................    8.1%   $   84,294
                                                        ====
Net unrealized increase in market value of assets
     available for sale (net of applicable
     income taxes)...................................               (1,290)
Goodwill.............................................                 (543)
Disallowed servicing assets and deferred tax assets..                  (24)
                                                                ----------
Tangible capital and ratio to adjusted total assets..    7.9%   $   82,437  1.5%   $15,642
                                                        ====    ==========  ===    =======
Tier 1 (core) capital and ratio to adjusted
     total assets....................................    7.9%   $   82,437  3.0%   $31,285   5.0%   $52,142
                                                        ====    ==========  ===    =======  ====    =======
Tier 1 (core) capital and ratio to risk-weighted
     total assets....................................   15.4%   $   82,437                   6.0%   $32,082
                                                        ====                                ====    =======
General loan valuation allowances....................                1,822
Equity investments...................................                   (1)
                                                                ----------
Tier 2 capital.......................................           $    1,821
                                                                ==========
Total risk-based capital and ratio to risk-weighted
     total assets....................................   15.8%   $   84,258  8.0%   $42,776  10.0%   $53,471
                                                        ====    ==========  ===    =======  ====    =======
Total assets.........................................           $1,044,688
                                                                ==========
Adjusted total assets................................           $1,042,831
                                                                ==========
Risk-weighted assets.................................           $  534,705
                                                                ==========

5.  EARNINGS PER SHARE

The weighted-average number of shares, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan
(MRP) and stock options for the three months ended September 30, 1996 and 1997, are as follows:


                                                                         FOR THE THREE MONTHS ENDED
                                                                  ------------------------------------------
                                                                  SEPTEMBER 30, 1996      SEPTEMBER 30, 1997
                                                                  ------------------      ------------------

Net income................................................        $        (924,000)      $         2,010,000
                                                                  =================       ===================
    Primary Shares:
    Shares Outstanding....................................                6,721,078                 6,775,466
    Adjustments to reflect:
        Uncommitted ESOP shares...........................                 (136,538)                 (106,178)
        Unearned MRP shares (treasury stock method).......                   (2,497)                        -
        Common stock options (treasury stock method)......                   84,133                   110,762
                                                                -------------------       -------------------
                     Total                                                6,666,176                 6,780,050
                                                                ===================       ===================
    Earnings per share....................................      $             (0.14)      $              0.30
                                                                ===================       ===================

The computations of fully diluted shares outstanding is the same as for primary shares, above.

The weighted-average number of shares, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan
(MRP) and stock options for the nine months ended September 30, 1996 and 1997, are as follows:


                                                                    FOR THE NINE MONTHS ENDED
                                                            ------------------------------------------
                                                            SEPTEMBER 30, 1996      SEPTEMBER 30, 1997
                                                            ------------------      ------------------

Net income                                                  $        1,947,000      $        4,709,000
                                                            ==================      ==================

    Primary Shares:
    Shares Outstanding..................................             6,719,820               6,766,858
    Adjustments to reflect:
         Uncommitted ESOP shares........................              (144,099)               (113,711)
         Unearned MRP shares (treasury stock method)....                (2,675)                      -

         Common stock options (treasury stockmethod)....                90,106                  99,549

                                                           -------------------     -------------------
                      Total                                          6,663,152               6,752,696
                                                           ===================     ===================
    Earnings per share..................................   $              0.29     $              0.70
                                                           ===================     ===================

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


                                           For the Three Months Ended                     For the Three Months Ended
                                                September 30, 1996                            September 30, 1997
                                  --------------------------------------------       --------------------------------------
                                      Income           Shares        Per-Share          Income        Shares      Per-Share
                                   (Numerator)      (Denominator)      Amount        (Numerator)   (Denominator)   Amount
                                  ------------      ------------     ---------       -----------   -------------  ---------
Net income (loss)..........          $(924,000)                                       $2,010,000
                                     =========                                        ==========
BASIC EPS
Income (loss) available to
  common stockholders......          $(924,000)        6,584,540         (0.14)       $2,010,000       6,669,288       0.30
                                                                        ======                                        =====
EFFECT OF DILUTIVE SHARES
  Common stock options.....                               84,133                                         110,762
                                                       ---------                                       ---------
DILUTED EPS
Income (loss) available to
  common stockholders......          $(924,000)        6,668,673        $(0.14)       $2,010,000       6,780,050      $0.30
                                     =========         =========        ======        ==========       =========      =====


                                             For the Nine Months Ended                     For the Nine Months Ended
                                                September 30, 1996                             September 30, 1997
                                  --------------------------------------------       --------------------------------------
                                      Income           Shares        Per-Share          Income        Shares      Per-Share
                                   (Numerator)      (Denominator)      Amount        (Numerator)   (Denominator)   Amount
                                  ------------      ------------     ---------       -----------   -------------  ---------
Net income.................         $1,947,000                                        $4,709,000
                                    ==========                                        ==========
BASIC EPS
Income available to
  common stockholders......         $1,947,000         6,575,721          0.30        $4,709,000       6,653,147       0.71
                                                                         =====                                        =====
EFFECT OF DILUTIVE SHARES
  Common stock options.....                               90,106                                          99,549
                                                       ---------                                       ---------
DILUTED EPS
Income available to
  common stockholders......         $1,947,000         6,665,827         $0.29        $4,709,000       6,752,696      $0.70
                                    ==========         =========         =====        ==========       =========      =====

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

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank. The Bank's net income, which is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market rates tends to be highly cyclical. In periods of high interest rates, earnings of the Bank are likely to be depressed, which in turn would be likely to have a detrimental effect on the market value of any investment in the Bank's common stock. In addition, legislative and regulatory actions may result in diminishing the value of any investment in the Bank.

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards
-----------------------------
Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Bank's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

RECENT DEVELOPMENTS.

On August 1, 1997, the Bank entered into a contract to sell the property it owns in downtown West Palm Beach, Florida for $7.2 million. The prospective buyer has concluded its due diligence procedures and posted the necessary deposit.
The closing on the contract is scheduled for April 1999.

On August 18, 1997, the Bank reached a definitive agreement to acquire BankBoynton, a Federal Savings Bank based in Boynton Beach, Florida with $57.6 million in assets. The agreement has been approved by the board of directors of both companies and BankBoynton's stockholders. The agreement is subject to the approval of the appropriate regulatory agencies. The acquisition of BankBoynton is expected to be completed during the fourth quarter of 1997. Following the acquisition, BankBoynton's three offices are expected to closed and deposit accounts existing at the BankBoynton facilities will be merged into Fidelity Federal's existing branch network.

The BankBoynton acquisition will be accounted for as a purchase. Fidelity Bankshares, Inc. will acquire all the outstanding common stock of BankBoynton for $9.00 per share, cash. The total purchase price of approximately $5.6 million is one and one half times BankBoynton's net book value at July 31, 1997.

RESULTS OF OPERATIONS.

Net income for the nine months ended September 30, 1997 was $4.7 million, representing an increase of $2.8 million when compared to $1.9 million for the same period ended September 30, 1996. The primary reason for decreased earnings in 1996, as more fully described later herein, was a one-time special assessment of $3.6 million (approximately $2.2 million, after tax) to more adequately capitalize the Savings Association Insurance Fund (SAIF). Had this one-time special assessment not been incurred, net income for the nine months ended September 30, 1996 would have been $4.2 million.

Net income for the quarter ended September 30, 1997 was $2.0 million, representing an increase of $2.9 million from the comparable quarter in 1996. The Bank incurred a net loss for the quarter ended September 30, 1996 of $924,000 due predominantly to the SAIF one-time special assessment discussed above. Had this charge not been incurred, the Bank's net income for the quarter would have been $1.3 million.

INTEREST INCOME.

Interest income for the nine months ended September 30, 1997, totaled $52.4 million, an increase of $8.0 million or 18.0% from the same period in 1996. The principal cause of this increase was an increase in interest income on the Bank's loans of $7.3 million. This increase resulted from an increase in the average balance of these loans to $713.7 million for the nine months ended September 30, 1997 compared to $590.7 million from the comparable 1996 period. Interest income from other investments for the nine months ended September 30, 1997 increased by $413,000 compared to the same period in 1996. The principal reason for this increase was an increase in the average balance of these investments to $29.3 million for the nine months ended September 30, 1997 from $20.6 million for the nine months ended September 30, 1996. Interest income from mortgage-backed securities also increased to $8.0 million for the nine months ended September 30, 1997 from $7.6 million for the same 1996 period.
This increase was due primarily to an increase in the average balance of these securities to $153.2 million from $138.0 million. Partially offsetting these increases was a decrease in interest income from investment securities of $128,000. This decline was the result of a decrease in the average yield on these securities to 6.20% from 6.45% and a decrease in the average balance to $11.6 million from $13.8 million for the nine months ended September 30, 1997 and 1996, respectively.

Interest income for the quarter ended September 30, 1997, totaled $18.7 million, an increase of $3.3 million or 21.5% from the same quarter in 1996. The principal cause of this increase was an increase in interest income on loans of $2.5 million. This increase resulted from an increase in the average balance of the Bank's loan portfolio to $751.2 million for the quarter ended September 30, 1997 compared to $629.1 million for the comparable 1996 quarter. Interest income from mortgage-backed securities for the quarter ended September 30, 1997 was $3.1 million, an increase of $787,000 or 33.7% compared to $2.3 million for the same quarter in 1996. The primary reason for this increase was an increase in the average balance of these securities to $179.2 million for the quarter ended September 30, 1997 from $128.7 million for the same quarter in 1996, which was offset by a decline in the average rate of such investments of 7.25% in 1996 to 6.96% in 1997.

Interest income also increased on other investments by $60,000. This increase resulted from an increase in the average balance of other investments to $28.2 million from $23.9 million for the quarters ended September 30, 1997 and 1996, respectively.

INTEREST EXPENSE.

Interest expense was $29.7 million for the nine months ended September 30, 1997, representing a $6.3 million or 26.9% increase when compared to the same period in 1996. The principal cause of this increase was an increase in the cost of deposits of $5.7 million. This resulted from an increase in the average balance of interest-bearing deposits to $722.8 million for the nine months ended September 30, 1997 compared to $596.5 million for the same period in 1996 and an increase in the average yield on deposits to 4.56% from 4.24% for the periods ended September 30, 1997 and 1996, respectively. Interest expense on borrowed funds increased by $555,000, caused primarily by an increase in the average balance on such funds to $103.3 million for the nine months ended September 30, 1997 compared to $86.1 million for the same period in 1996. The average yield on borrowed funds decreased to 6.47% from 6.90% for the nine months ended September 30, 1997 and 1996, respectively.

Interest expense was $10.9 million for the quarter ended September 30, 1997, representing a $2.6 million or 31.6% increase when compared to the same quarter in 1996. The principal cause for this increase was an increase in the cost of deposits of $2.1 million. This resulted from an increase in the average balance of deposits to $754.5 million for the quarter ended September 30, 1997 compared to $620.0 million for the same quarter in 1996 and an increase in the average yield on deposits to 4.67% from 4.34% for the quarters ended September 30, 1997 and 1996, respectively. Interest expense on borrowed funds also increased by $514,000, caused primarily by a increase in the average balance on such funds to $129.0 million for the quarter ended September 30, 1997 compared to $88.6 million for the same quarter in 1996. The average yield on borrowed funds decreased to 6.31% for the quarter ended September 30, 1997 from 6.87% for the comparable 1996 quarter.

NET INTEREST INCOME.

While the Bank's interest income increased by $8.0 million for the nine months ended September 30, 1997, compared to the same period in 1996, interest expense also increased by $6.3 million, resulting in net interest income of $22.7 million for the nine months ended September 30, 1997. This represents a $1.7 million or 8.0% increase when compared to the same period in 1996.

During the quarter ended September 30, 1997, the Bank's interest income increased by $3.3 million compared to the same quarter in 1996, while interest expense increased by $2.6 million, resulting in net interest income of $7.8 million for the quarter ended September 30, 1997, $704,000 or 9.9% more than realized in 1996.

PROVISION FOR LOAN LOSSES.

The Bank's provision for loan losses was $129,000 for the nine months ended September 30, 1997, representing a $15,000 increase when compared to $114,000 for the nine months ended September 30, 1996. The provision for loan losses for the nine months ended September 30, 1997 was determined adequate by management in light of the Bank's historical loan loss experience. The Bank's total allowance for loan losses at September 30, 1997 of $2.1 million was deemed adequate by management, in light of the risks inherent in the Bank's loan portfolio.

The provision for loan losses was $57,000 for the quarter ended September 30, 1997, representing a $3,000 increase when compared to $54,000 for the quarter ended September 30, 1996. The provision for the quarter ended September 30, 1997 is deemed adequate by management in light of the Bank's historical loan loss experience.

OTHER INCOME.

Other income for the nine months ended September 30, 1997 was $3.7 million, an increase of $443,000 from the comparable period in 1996. This increase is attributable to an increase in servicing income and other fees of $181,000 and an increase in gain on sale of loans, investments and mortgage-backed securities of $253,000.

Other income for the quarter ended September 30, 1997 was $1.8 million, an increase of $822,000 compared to the same quarter in 1996. This increase is due primarily to an increase of $756,000 in net gain on sale of loans, investments and mortgage-backed securities. This increase was also attributable to an increase in servicing income and other fees of $113,000 for the quarter ended September 30, 1997 compared to the same quarter in 1996.

OPERATING EXPENSE.

Operating expenses decreased by $2.7 million to $18.1 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decline is the result of a decrease in federal deposit insurance premium of $4.3 million, due primarily to the resolution of the SAIF issue through a one-time special assessment charged in the third quarter of 1996. Offsetting this decline, employee compensation and benefits increased by $1.0 million for the nine months ended September 30, 1997 when compared to the same 1996 period. Of this increase, approximately $225,000 is attributable to expanded operations at two of the Bank's offices, together with its LPO office. In addition, hospitalization insurance costs have increased by $170,000, ESOP costs have increased by $191,000 due to an increase in the market value of the company's stock and the amount allocated to the cost of loan originations under SFAS 91 have decreased by $111,000. The Bank's occupancy and equipment cost for the nine months ended September 30, 1997 was $101,000 more than experienced in 1996. Marketing expense increased by $33,000 for the nine months ended September 30, 1997 when compared to the 1996 period. Other operating expenses increased by $523,000 due largely to increased stock costs and legal fees of $272,000 relating to the Bank's newly formed stock holding company. These increases were only partially offset by an increase in gain on real estate owned of $26,000 for the nine months ended September 30, 1997 compared to 1996.

Operating expenses decreased by $3.5 million for the quarter ended September 30, 1997 compared to the same quarter ended September 30, 1996. As previously discussed, this decrease is the direct result of a decrease in Federal deposit insurance premium of $3.9 million due to the SAIF one-time special assessment charged in the third quarter of 1996. Employee compensation and benefits increased by $280,000 to $3.6 million for the quarter ended September 30, 1997 from $3.3 million for the comparable 1996 quarter. The Bank's occupancy and equipment expense increased to $1,227,000 from $1,155,000 for the quarters ended September 30, 1997 and 1996, respectively. Other operating expenses also increased by $157,000. Slightly offsetting these increases was an increase in gain on real estate owned of $133,000 for the quarter ended September 30, 1997 compared to the 1996 quarter.

INCOME TAXES.

The income tax provision was $3.5 million for the nine months ended and $1.5 million for the quarter ended September 30, 1997, respectively. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

ASSET AND LIABILITY MANAGEMENT-INTEREST RATE SENSITIVITY ANALYSIS.

At September 30, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $17.7 million, representing a cumulative one-year gap ratio of a negative 9.75%. This compares to a negative gap ratio of 11.41% at December 31, 1996, at which date the Bank had total interest bearing liabilities maturing or repricing within one year that exceeded total interest-earning assets maturing or repricing during the same period by $99.7 million. The Bank has an Asset-Liability Management Committee which is responsible for reviewing the Bank's assets and liability policies. The Committee meets weekly and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.

LIQUIDITY AND CAPITAL RESOURCES.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 6.03% during the month of September, 1997. Liquidity ratios averaged 6.31% for the quarter ended September 30, 1997. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $23.5 million and $27.0 million at September 30, 1997 and December 31, 1996, respectively. Other assets qualifying for liquidity at September 30, 1997 and December 31, 1996, amounted to $26.3 million and $19.8 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and additional advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 1997, the Bank had $139.7 million in advances from the FHLB. At September 30, 1997, the Bank had commitments outstanding to originate or purchase loans of $40.8 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at September 30, 1997, totaled $416.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

CHANGES IN FINANCIAL CONDITION.

The Company's assets increased by $172.1 million from December 31, 1996 to September 30, 1997. Loans receivable-net increased by $107.7 million and assets available for sale, principally mortgage-backed securities, increased by $61.6 million. Funds for the increase in assets were provided by an increase in the Bank's deposits and repurchase agreements of $99.1 million, advances from the FHLB of $57.2 million and increases in all other liabilities of $11.8 million. The Company's equity at September 30, 1997 increased by $4.1 million from December 31, 1996 as a result of net income for the nine months of $4.7 million plus a change in the fair value of assets available for sale, net of applicable income taxes. This amount was offset by dividends declared for the nine months of $1.9 million.

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


Item 4  Submission of Matters to a Vote of Security Holders

        None


Item 5  Other Information

        None.


Item 6  Exhibits and Reports on Form 8-K

        (a) All required exhibits are included in Part I under Consolidated Financial Statements (pages 2 through 4), Notes to Unaudited Consolidated Financial Statements (pages 5 through 10) and Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 11 through 16), and are incorporated by reference, herein.

        (b) On August 22, 1997, the Company filed the disclosure of its acquisition of BankBoynton, a Federal Savings Bank on Form 8-K. This matter is more fully described in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements" under General and Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations" under Recent Developments.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                       FIDELITY BANKSHARES, INC.




Date: November 7, 1997                 By:    /s/ Vince A. Elhilow
                                              ------------------------
                                              Vince A. Elhilow
                                              President and Chief
                                              Executive Officer



Date: November 7, 1997                 By:    /s/ Richard D. Aldred
                                              ------------------------
                                              Richard D. Aldred
                                              Executive Vice President
                                              Chief Financial Officer