Form 10-Q
period 1998-03-31
FIDELITY BANKSHARES INC
filed 1998-05-14
CIK 1028336

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20552

                          --------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ___________________to___________________
                    Securities Exchange Act Number 0-29040

                            FIDELITY BANKSHARES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             65-0717085
-------------------------------                      ---------------------------
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

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 6,802,112 shares of the Registrant's common stock outstanding as of May 1, 1998.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements.....................................................................1

                         Consolidated Statements of Financial Condition as of
                             December 31, 1997 and March 31, 1998.................................................2

                         Consolidated Statements of Operations for the three months ended
                             March 31, 1997 and 1998..............................................................3

                         Consolidated Statements of Comprehensive Operations for the three months ended March 31, 1997 and 1998........................................................4

                         Consolidated Statements of Cash Flows for the three months ended
                             March 31, 1997 and 1998..............................................................5

                         Notes to Consolidated Financial Statements...............................................6

              Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations...........................................................12

PART II.      OTHER INFORMATION..................................................................................18

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                       Unaudited
                                                                    December 31,       March 31,
                                                                        1997              1998
                                                                   ==============================
                                                                             (In Thousands)
ASSETS
CASH AND CASH EQUIVALENTS:
    Cash and amounts due from depository institutions ..........    $    22,136     $    22,573
    Interest-bearing deposits ..................................         33,688          16,841
                                                                    -----------     -----------
         Total cash and cash equivalents .......................         55,824          39,414
ASSETS AVAILABLE FOR SALE (At Fair Value):
    Government and agency securities ...........................         16,077          19,045
    Mortgage-backed and other securities .......................        234,132         299,683
                                                                    -----------     -----------
         Total assets available for sale .......................        250,209         318,728
LOANS RECEIVABLE, Net (Notes 2, 3) .............................        861,257         899,698
OFFICE PROPERTIES AND EQUIPMENT, Net ...........................         21,440          28,453
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates
    market......................................................         11,955          13,021
REAL ESTATE OWNED, Net .........................................            967             881
ACCRUED INTEREST RECEIVABLE ....................................          6,404           7,012
OTHER ASSETS ...................................................         12,211          13,462
                                                                    -----------     -----------
TOTAL ASSETS ...................................................    $ 1,220,267     $ 1,320,669
                                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .......................................................    $   872,340     $   921,378
OTHER BORROWED FUNDS ...........................................          3,780           4,170
ADVANCES FROM FEDERAL HOME LOAN BANK ...........................        239,091         253,896
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE ..................          2,783           6,459
DRAFTS PAYABLE .................................................          5,349           5,773
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
    JUNIOR SUBORDINATED DEBENTURES .............................           --            28,750
OTHER LIABILITIES ..............................................          9,038          11,305
DEFERRED INCOME TAXES ..........................................            499             412
                                                                    -----------     -----------
    TOTAL LIABILITIES ..........................................      1,132,880       1,232,143
                                                                    -----------     -----------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued ......           --              --
COMMON STOCK ($.10 par value) 8,200,000 authorized shares,
    6,784,958 shares outstanding at December 31, 1997, and
    6,801,986 shares outstanding at March 31, 1998 .............            678             680
ADDITIONAL PAID IN CAPITAL .....................................         38,347          38,567
RETAINED EARNINGS - substantially restricted ...................         47,943          48,925
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN ........           (986)           (904)
ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 6) ................          1,405           1,258
                                                                    -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY (Note 4) ........................         87,387          88,526
                                                                    -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................    $ 1,220,267     $ 1,320,669
                                                                    ===========     ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                         Unaudited
                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                  1997                1998
                                                                                ============================
                                                                            (In Thousands, except per share amounts)
Interest income:
   Loans ...................................................                    $ 13,378            $ 17,335
   Investment securities ...................................                         159                 245
   Other investments .......................................                         530                 836
   Mortgage-backed and other securities ....................                       2,230               4,404
                                                                                --------            --------
        Total interest income ..............................                      16,297              22,820
                                                                                --------            --------
Interest expense:
   Deposits ................................................                       7,572              10,015
   Advances from Federal Home Loan Bank and other
     borrowings.............................................                       1,395               4,265
                                                                                --------            --------
        Total interest expense .............................                       8,967              14,280
                                                                                --------            --------

Net interest income ........................................                       7,330               8,540

Provision for loan losses ..................................                          51                 (69)
                                                                                --------            --------

Net interest income after provision for loan losses ........                       7,279               8,609
                                                                                --------            --------
Other income:
   Servicing income and other fees .........................                         796               1,089
   Net gain on sale of loans, investments
        and mortgage-backed securities .....................                           4                 671
   Miscellaneous ...........................................                         102                 154
                                                                                --------            --------
        Total other income .................................                         902               1,914
                                                                                --------            --------
Operating expense:
   Employee compensation and benefits ......................                       3,414               3,807
   Occupancy and equipment .................................                       1,165               1,437
   Loss on real estate owned ...............................                          21                  17
   Marketing ...............................................                         179                 258
   Federal deposit insurance premium .......................                         109                 132
   Other ...................................................                       1,153               1,362
                                                                                --------            --------
        Total operating expense ............................                       6,041               7,013
                                                                                --------            --------

Income before provision for income taxes ...................                       2,140               3,510
                                                                                --------            --------
Provision for income taxes:
   Current .................................................                         833               1,297
   Deferred ................................................                          73                 120
                                                                                --------            --------
        Total provision for income taxes ...................                         906               1,417
                                                                                --------            --------

Net income .................................................                    $  1,234            $  2,093
                                                                                ========            ========
Earnings per share (Note 5):

   Basic ...................................................                    $   0.19            $   0.31
                                                                                ========            ========
   Diluted .................................................                    $   0.18            $   0.31
                                                                                ========            ========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                                    Unaudited
                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                                 1997        1998
                                                                            ==========================
                                                                                    (In Thousands)
Net income ................................................................    $ 1,234     $ 2,093
Other comprehensive income, net of tax:
   Unrealized gains (losses) on assets available for sale:
      Unrealized holding gains (losses) arising during period .............       (893)        173
      Less:  reclassification adjustment for gains realized in net income..        -          (320)
                                                                               -------     -------

Comprehensive income (Note 6) .............................................    $   341     $ 1,946
                                                                               =======     =======

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1998
--------------------------------------------------------------------------------

                                                                                                         Unaudited
                                                                                               For the Three Months Ended
                                                                                                        March 31,
                                                                                                   1997          1998
                                                                                               ==========================
                                                                                                     (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income .................................................................................    $   1,234     $   2,093
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
      Depreciation and amortization ........................................................          310           385
      ESOP and Recognition and Retention Plan compensation expense .........................          152           234
      Accretion of discounts, amortization of premiums, and other deferred yield items .....         (167)          (89)
      Provision for loan losses and real estate losses .....................................           51           (69)
      Provisions for losses and net (gains) losses on sales of real estate owned ...........          (13)           14
      Net gain on sale of:
           Other assets ....................................................................          -             -
           Mortgage-backed securities ......................................................          -            (516)
           Loans ...........................................................................           (4)         (154)
Increase in accrued interest receivable ....................................................         (222)         (608)
Decrease in other assets ...................................................................          446           110
Increase in drafts payable .................................................................          864           424
Decrease in deferred income taxes ..........................................................         (548)          (87)
Increase in other liabilities ..............................................................          731         1,865
                                                                                                ------------------------
           Net cash from operating activities ..............................................        2,834         3,602
                                                                                                ------------------------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans ..........................................      (23,026)      (33,688)
Principal payments received on mortgage-backed securities ..................................        4,113        16,796
Purchases of:
      Loans ................................................................................       (4,526)      (12,082)
      Mortgage-backed and other securities .................................................      (25,667)      (94,963)
      Federal Home Loan Bank stock .........................................................         (511)       (1,066)
      Investment securities ................................................................       (4,568)       (4,989)
      Office properties and equipment ......................................................       (1,070)       (7,401)
Proceeds from sales of:
      Loans ................................................................................          316         7,491
      Real estate acquired in settlement of loans ..........................................           75           455
      Mortgage-backed securities ...........................................................          -          12,137
Proceeds from maturities of investment securities ..........................................        2,000         2,000
Other ......................................................................................          543           639
                                                                                                ------------------------
           Net cash used for investing activities ..........................................      (52,321)     (114,671)
                                                                                                ------------------------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock ...............................................          218            70
Sale of subordinated debentures, Net .......................................................          -          27,389
Cash dividends .............................................................................         (616)         (709)
Net increase (decrease) in:
      NOW accounts, demand deposits, and savings accounts ..................................        7,184        16,970
      Certificates of deposit ..............................................................       41,948        32,068
      Advances from Federal Home Loan Bank .................................................       (2,448)       14,805
      ESOP loan ............................................................................          (69)          -
      Other borrowed funds .................................................................        2,776           390
      Advances by borrowers for taxes and insurance ........................................        2,855         3,676
                                                                                                ------------------------
           Net cash from financing activities ..............................................       51,848        94,659
                                                                                                ------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................................        2,361       (16,410)
CASH AND CASH EQUIVALENTS, Beginning of period .............................................       42,420        55,824
                                                                                                ------------------------
CASH AND CASH EQUIVALENTS, End of period ...................................................    $  44,781     $  39,414
                                                                                                ========================

     See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   GENERAL
The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Savings Bank of Florida (the "Bank") conform to generally accepted accounting principles and to predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1997 Annual Report on Form 10-K.

On January 29, 1997, Fidelity Federal Savings Bank of Florida (the "Bank") consummated a tax-free reorganization, by becoming a wholly-owned subsidiary of a Delaware chartered, stock holding company known as Fidelity Bankshares, Inc. (the "Company"). Each outstanding share of common stock in Fidelity Federal Savings Bank of Florida was converted into a share of common stock in Fidelity Bankshares, Inc., in the same proportionate ownership interest the stockholder held before the reorganization. In addition, the reorganization was accounted for in the same manner as a pooling of interests transaction. Consequently, the consolidated financial statements required no accounting adjustments.

On January 21, 1998 the Company issued $28.375 million of mandatorily redeemable, Preferred Securities out of a grantor trust, Fidelity Capital Trust I, a Delaware statutory trust, which was created by the Company for this sole purpose. As its only asset, the trust holds junior subordinated debentures due January 31, 2028 of the Company, purchased with the proceeds of the preferred security's issuance. Interest from the junior subordinated debt securities is payable quarterly at a rate of 8.375%, annually. The interest will be used to fund distributions quarterly at the rate of 8.375% on the Preferred Securities. As a result of the above, the Preferred Securities of the trust are considered fully and unconditionally guaranteed by the Company.

Distributions on the Preferred Securities are cumulative and are payable at the same rate as the junior subordinated debentures, described above. The junior subordinated debentures are redeemable in whole, in the event the Company's mutual holding company parent converts to stock form beginning January 31, 2000 at 107% of principal amount and in any event the junior subordinated debentures are redeemable at 100% of principal amount in whole or in part, commencing January 31, 2003. The Preferred Securities are subject to mandatory redemption, in whole or in part as applicable, upon the repayment of the junior subordinated debentures. The proceeds from the securities, to the extent invested in common stock of the Bank, are considered to be tier 1 capital for regulatory purposes. Of the net proceeds of $27.1 million from the sale of the Preferred Securities, the Company invested $25 million in common stock of the Bank. The Preferred Securities are traded on the Nasdaq National Market system under the symbol "FFFLP."

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 1998 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. On January 1, 1998 the Company adopted these pronouncements.

Certain amounts in the financial statements have been reclassified to conform with the March 31, 1998 presentation.

On December 5, 1997, the Bank acquired BankBoynton, a local savings institution having three offices, $55 million in assets and $41.7 million in deposits, for $5.7 million in cash. Using the purchase method of accounting, the transaction resulted in an excess of cost over net assets of approximately $2.3 million, which will be charged against operations over a period of fifteen years, using the straight-line method of amortization. As the offices of BankBoynton were located in the vacinity of existing Fidelity offices, the BankBoynton offices were closed and the deposits transferred to the Bank's existing offices.

On January 30, 1998, the Bank acquired an office building in downtown West Palm Beach for $6.6 million from Barnett Bank/NationsBank. While the seller has leased back most of the building for a period of up to two years, it is the intent of the Company to locate its corporate headquarters in this building in an effort to better serve the community.

2.   LOANS RECEIVABLE
Loans receivable at December 31, 1997 and March 31, 1998, consist of the following:




                                                         December 31,            March 31,
                                                             1997                  1998
                                                        ===================================
                                                                   (In Thousands)
One-to-four single family, residential real estate
         mortgages ....................................   $ 717,610              $ 775,079
Commercial real estate mortgages ......................      39,946                 39,614
Real estate construction-primarily residential ........      38,577                 25,136
Participations-primarily residential ..................       3,172                  2,939
Land loans-primarily residential ......................      12,116                 11,292
                                                          ---------              ----------
         Total first mortgage loans ...................     811,421                854,060
Consumer and commercial business loans ................     105,047                110,535
                                                          ---------              ----------
         Total gross loans ............................     916,468                964,595
Less:
         Undisbursed portion of loans in process ......      54,471                 64,547
         Unearned discounts, premiums and deferred loan
                fees, net .............................      (2,554)                (2,875)
         Allowance for loan losses ....................       3,294                  3,225
                                                          ---------              ----------
Loans receivable-net ..................................   $ 861,257              $ 899,698
                                                          =========              ==========

3.   ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 1997 and the three months ended March 31, 1997 and 1998, is as follows:


                                                         For the Year           For the Three Months
                                                            Ended                       Ended
                                                         December 31,                  March 31,
                                                             1997                 1997          1998
                                                       ================================================
                                                                      (In Thousands)

Balance at beginning of period .....................   $ 2,263                  $ 2,263        $ 3,294
Increase in allowance due to purchase of BankBoynton     1,167                     --             --
Current provision (recovery) .......................       170                       51            (69)
Charge-offs ........................................      (306)                    (184)          --
                                                       --------                 -----------------------

Ending balance .....................................   $ 3,294                  $ 2,130        $ 3,225
                                                       ========                 =======================



An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:



                                                              March 31, 1997               March 31, 1998
                                                      ===========================================================

                                                          Loan            Related          Loan        Related
                                                        Balance         Allowance       Balance       Allowance
                                                      -----------------------------------------------------------
                                                                              (In Thousands)
Impaired loan balances and related
        specific valuation allowances:
Loans performing in conformity with
        contractual terms ..................             $  201           $   98        $  959         $  294
Loans for which interest income is
        not being recognized ...............              1,786             --           3,566           --
                                                        -------------------------       ----------------------
             Total .........................             $1,987           $   98        $4,525         $  294
                                                        =========================       ======================

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

 4.  REGULATORY CAPITAL
 The Company's subsidiary, Fidelity Federal Savings Bank of Florida, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:


                                                                                                             To be Considered
                                                                                     Minimum for             Well Capitalized
                                                                                   Capital Adequacy        for Prompt Corrective
                                                                Actual                 Purposes              Action Provisions
                                                         ------------------------------------------------------------------------
                                                           Ratio      Amount       Ratio      Amount          Ratio      Amount
                                                         ------------------------------------------------------------------------
                                                                                 (Dollars In Thousands)
As of March 31, 1997 Stockholders' Equity
   and ratio to total assets............................     8.8% $   81,579
                                                         ========
Net unrealized increase in market value of assets
   available for sale (net of applicable
   income taxes)........................................                 111
Goodwill................................................                (679)
                                                                  -----------
Tangible capital and ratio to adjusted total assets.....    8.7%  $   81,011        1.5%    $   13,895
                                                         =======  ===========     ======    ==========
Tier 1 (core) capital and ratio to adjusted
   total assets.........................................    8.7%  $   81,011        3.0%    $   27,790       5.0%    $    46,316
                                                         =======  ===========     ======    ==========     ======    ============
Tier 1 (core) capital and ratio to risk-weighted
   total assets.........................................   17.4%  $   81,011                                 6.0%    $    28,005
                                                         =======                                           ======    ============
General loan valuation allowances.......................               1,822
Equity investments......................................                 (97)
                                                                  -----------
Tier 2 capital..........................................          $    1,725
                                                                  ===========
Total risk-based capital and ratio to risk-weighted
   total assets.........................................   17.7%  $   82,736        8.0%    $   37,340      10.0%    $    46,674
                                                         =======  ===========     ======    ==========     ======    ============

Total assets............................................          $  926,891
                                                                  ===========
Adjusted total assets...................................          $  926,323
                                                                  ===========
Risk-weighted assets....................................          $  466,744
                                                                  ===========
As of March 31, 1998 Stockholders' Equity
   and ratio to total assets............................    8.6%  $  112,797
                                                         =======
Net unrealized increase in market value of assets
   available for sale (net of applicable
   income taxes)........................................              (1,258)
Goodwill................................................              (2,673)
Disallowed servicing assets and deferred tax assets.....                 (39)
                                                                  -----------
Tangible capital and ratio to adjusted total assets.....    8.3%  $  108,827        1.5%    $   19,727
                                                         =======  ===========     ======    ==========
Tier 1 (core) capital and ratio to adjusted
   total assets.........................................    8.3%  $  108,827        3.0%    $   39,454       5.0%    $    65,756
                                                         =======  ===========     ======    ==========     ======    ============
Tier 1 (core) capital and ratio to risk-weighted
   total assets.........................................   15.3%  $  108,827                                 6.0%    $    42,579
                                                         =======                                           ======    ============
General loan valuation allowances.......................               2,242
Equity investments......................................                 -
                                                                  -----------
Tier 2 capital..........................................          $    2,242
                                                                  ===========
Total risk-based capital and ratio to risk-weighted
   total assets.........................................   15.7%  $  111,069        8.0%    $   56,773      10.0%    $    70,966
                                                         =======  ===========     ======    ==========     ======    ============

Total assets............................................          $1,319,096
                                                                  ===========
Adjusted total assets...................................          $1,315,126
                                                                  ===========
Risk-weighted assets....................................          $  709,658
                                                                  ===========

5.  EARNINGS PER SHARE
The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan (MRP) and stock options for the three months ended March 31, 1997 and 1998, are as follows:


                                                             For the Three Months Ended March 31,
                                                                             1997
                                                  -----------------------------------------------------
                                                        Income              Shares           Per-Share
                                                      Numerator           Denominator         Amount
                                                  =====================================================
                                                                   (Dollars In Thousands)
       Net income.............................     $   1,234,000
                                                  ===============
       Basic EPS:
       Income available to
         common stockholders..................     $   1,234,000           6,634,997    $         0.19
                                                  ===============      ==============   ===============
       Effect of diluted shares:
         Common stock options.................                               102,571
                                                                       --------------
       Diluted EPS:
       Income available to
         common stockholders..................     $   1,234,000           6,737,568    $         0.18
                                                  ===============      ==============   ===============


                                                             For the Three Months Ended March 31,
                                                                             1998
                                                  -----------------------------------------------------
                                                        Income              Shares           Per-Share
                                                      Numerator           Denominator         Amount
                                                  =====================================================
                                                                   (Dollars In Thousands)
       Net income.............................     $   2,093,000
                                                  ===============
       Basic EPS:
       Income available to
         common stockholders..................     $   2,093,000           6,701,332    $         0.31
                                                  ===============                       ===============
       Effect of diluted shares:
         Common stock options.................                               109,845
                                                                       --------------
       Diluted EPS:
       Income available to
         common stockholders..................     $   2,093,000           6,811,177    $         0.31
                                                  ===============      ==============   ===============

Pursuant to Statement of Position (SOP), 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA), ESOP shares that have not been committed to be released are not considered to be outstanding.

 6.  OTHER COMPREHENSIVE INCOME
 An analysis of the changes in Accumulated Other Comprehensive Income for the quarters ended March 31, 1997 and 1998, is as follows:


                                                                     For the Three Months Ended  For the Three Months Ended
                                                                        March 31, 1997                     March 31, 1998
                                                                    ---------------------------  ---------------------------

                                                                          Unrealized                         Unrealized
                                                                         Gains (Losses)                     Gains (Losses)
                                                                         on Securities                      on Securities
                                                                    ========================================================
                                                                                          (In Thousands)
  Beginning balance ........................................              $   782                              $ 1,405
  Current-period change ....................................                 (893)                                (147)
                                                                          --------                             --------
  Ending balance ...........................................              $  (111)                             $ 1,258
                                                                          ========                             ========


An analysis of the related tax effects allocated to Other Comprehensive Income is as follows:


                                                               For the Three Months Ended           For the Three Months Ended
                                                                     March 31, 1997                        March 31, 1998
                                                           ---------------------------------   ---------------------------------

                                                                          Tax                               Tax
                                                           Before-tax  (Expense)  Net-of-Tax   Before-tax  (Expense)  Net-of-Tax
                                                             Amount     Benefit    Amount        Amount     Benefit    Amount
                                                           ---------------------------------------------------------------------
                                                                                       (In Thousands)

Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
      during period ......................................  $(1,514)    $   621   $  (893)      $   279    $  (106)    $   173
  Less: reclassification adjustment for gains
      realized in net income .............................     --           --        --           (516)       196        (320)
                                                            ------------------------------      -------------------------------
Other comprehensive income ...............................  $(1,514)    $   621   $  (893)      $  (237)   $    90     $  (147)
                                                            ==============================      ===============================

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

On January 29, 1997, Fidelity Federal Savings Bank of Florida (the "Bank") consummated a tax-free reorganization, by becoming a wholly-owned subsidiary of a Delaware chartered, stock holding company known as Fidelity Bankshares, Inc. (the "Company"). Each outstanding share of common stock in Fidelity Federal Savings Bank of Florida was converted into a share of common stock in Fidelity Bankshares, Inc., in the same proportionate ownership interest the stockholder held before the reorganization. In addition, the reorganization was accounted for in the same manner as a pooling of interests transaction. Consequently, the consolidated financial statements required no accounting adjustments.

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market rates tends to be highly cyclical. In periods of high interest rates, earnings of the Bank are likely to be depressed, which in turn would be likely to have a detrimental effect on the market value of any investment in the Bank's common stock. In addition, legislative and regulatory actions may result in diminishing the value of any investment in the Bank.

Recent Developments.

On January 21, 1998 the Company issued $28.375 million of mandatorily redeemable, Preferred Securities out of a grantor trust, Fidelity Capital Trust I, a Delaware statutory trust, which was created by the Company for this sole purpose. As its only asset, the trust holds junior subordinated debentures due January 31, 2028 of the Company, purchased with the proceeds of the preferred security's issuance. Interest from the junior subordinated debt securities is payable quarterly at a rate of 8.375%, annually. The interest will be used to fund distributions quarterly at the rate of 8.375% on the Preferred Securities. As a result of the above, the Preferred Securities of the trust are considered fully and unconditionally guaranteed by the Company.

Distributions on the Preferred Securities are cumulative and are payable at the same rate as the junior subordinated debentures, described above. The junior subordinated debentures are redeemable in whole, in the event the Company's mutual holding company parent converts to stock form beginning January 31, 2000 at 107% of principal amount and in any event the junior subordinated debentures are redeemable at 100% of principal amount in whole or in part, commencing January 31, 2003. The Preferred Securities are subject to mandatory redemption, in whole or in part as applicable, upon the repayment of the junior subordinated debentures. The proceeds from the securities, to the extent invested in common stock of the Bank, are considered to be tier 1 capital for regulatory purposes. Of the net proceeds of $27.1 million from the sale of the Preferred Securities, the Company invested $25 million in common stock of the Bank. The Preferred Securities are traded on the Nasdaq National Market system under the symbol "FFFLP."

On December 5, 1997, the Bank acquired BankBoynton, a local savings institution having three offices, $55 million in assets and $41.7 million in deposits, for $5.7 million in cash. Using the purchase method of accounting, the transaction resulted in an excess of cost over net assets of approximately $2.3 million, which will be charged against operations over a period of fifteen years, using the straight-line method of amortization. As the offices of BankBoynton were located in the vacinity of existing Fidelity offices, the BankBoynton offices were closed and the deposits transferred to the Bank's existing offices.

On January 30, 1998, the Bank acquired an office building in downtown West Palm Beach for $6.6 million from Barnett Bank/NationsBank. While the seller has leased back most of the building for a period of up to two years, it is the intent of the Company to locate its corporate headquarters in this building in an effort to better serve the community.

Other Comprehensive Income.

Accumulated Other Comprehensive Income for the quarter ended March 31, 1998 increased by $173,000 which was offset by the reclassification of $320,000 of such gains included in net income for the period, resulting in an aggregated decrease of $147,000. This increase, which was caused by an increase in the market value of Assets Available for Sale, resulted from a modest decrease in market interest rates for these instruments.

The decrease in Accumulated Other Comprehensive Income for the quarter ended March 31, 1997 of $893,000, which consisted of a decrease in the market value of Assets Available for Sale, resulted from an increase in market interest rates on similar instruments.

Results of Operations.

Net income for the quarter ended March 31, 1998 was $2.1 million, representing an increase of $859,000 when compared to $1.2 million for the same quarter ended March 31, 1997. The primary reasons for this increase, as more fully described later herein, were an increase in net interest income of $1.2 million and an increase in other income of $1.0 million. Partially offsetting these factors was an increase in operating expenses of $972,000 and an increase in the provision for income taxes of $511,000.

Interest Income.

Interest income for the quarter ended March 31, 1998, totaled $22.8 million, an increase of $6.5 million or 40.0% from the same quarter in 1997. The principal cause of this increase was an increase in interest income on the Bank's loans of $4.0 million. This increase resulted from an increase in the average balance of these loans to $878.3 million for the quarter ended March 31, 1998 compared to $674.7 million for the comparable 1997 quarter. Interest income from mortgage-backed securities for the quarter ended March 31, 1998 was $4.4 million, an increase of $2.2 million or 97.5% compared to $2.2 million for the same quarter in 1997. The primary reason for this increase was an increase in the average balance of these securities to $265.9 million for the quarter ended March 31, 1998 from $129.0 million for the same quarter in 1997, which was partially offset by a decline in yields on these securities to 6.63% during 1998 compared to 6.91% for 1997. Interest income also increased on investment securities and other investments by $86,000 and $306,000, respectively. These increases resulted from an increase in the average balance of investment securities to $17.6 million from $10.1 million and an increase in the average balance of other investments to $48.2 million from $31.6 million for the quarters ended March 31, 1998 and 1997, respectively.

Interest Expense.

Interest expense was $14.3 million for the quarter ended March 31, 1998, representing a $5.3 million or 59.3% increase when compared to the same quarter in 1997. The principal cause for this increase was an increase in interest expense on borrowed funds of $2.9 million, of which approximately $500,000 is attributable to interest on the Company's subordinated debenture securities. As a result of the subordinated debenture issue and additional FHLB borrowings, the Company experienced an increase in the average balance on such funds to $267.5 million for the quarter ended March 31, 1998 compared to $82.6 million for the same quarter in 1997, which was partially offset by a decrease in the average yield on borrowed funds to 6.38% from 6.75% for the quarters ended March 31, 1998 and 1997, respectively. Interest expense on deposits also increased by $2.4 million, caused primarily by a increase in the average balance of deposits to $898.7 million for the quarter ended March 31, 1998 compared to $714.8 million for the same quarter in 1997 and an increase in the average yield to 4.46% from 4.24% for the quarters ended March 31, 1998 and 1997, respectively.

Net Interest Income.

While the Bank's interest income increased by $6.5 million for the quarter ended March 31, 1998, compared to the same quarter in 1997, interest expense also increased by $5.3 million, resulting in net interest income of $8.5 million for the quarter ended March 31, 1998. This represents a $1.2 million or 16.5% increase when compared to the same quarter in 1997.

Provision for Loan Losses.

The Bank maintains an allowance for loan losses based upon management's estimate of the fair value of collateral, as applicable, current and anticipated future economic conditions, and the Bank's actual loss experience and guidelines applied by the OTS and FDIC. The Bank experienced a credit provision for loan losses of $69,000 for the quarter ended March 31, 1998 compared to a charge against income of $51,000 for the quarter ended March 31, 1997. The credit provision for loan losses for the quarter ended March 31, 1998 primarily resulted from the payoff of several delinquent loans on which the Bank had previously provided specific loan loss allowances. The Bank's total allowance for loan losses as a percentage of net loans receivable was approximately .36% at March 31, 1998 which management believes to be adequate considering the Bank's loan composition and historical loss experience.

Other Income.

Other income for the quarter ended March 31, 1998 was $1.9 million, an increase of $1.0 million compared to the same quarter in 1997. This increase is due primarily to an increase of $667,000 in net gain on sale of loans, investments and mortgage-backed securities. In addition, there were increases in servicing income and other fees and other miscellaneous income of $293,000 and $52,000 for the quarters ended March 31, 1998 and 1997, respectively.

Operating Expense.

Operating expenses increased by $972,000 to $7.0 million for the quarter ended March 31, 1998 as compared to the same quarter ended March 31, 1997. Employee compensation and benefits represent $393,000 of this increase. The principal cause of this increase are commissions to loan officers which are greater in 1998 compared to 1997 due to increased loan volume, together with normal salary increases. The Bank's occupancy and equipment cost for the quarter ended March 31, 1998 were $272,000 more than experienced in 1997, of which approximately $96,000 pertains to expenses of the Bank's new office building acquired in January 1998 and $24,000 relating to rent expenses on certain properties acquired in the BankBoynton acquisition. Also contributing to the increase in operating expense were increases in marketing costs of $79,000, federal deposit insurance premiums of $23,000 and other operating expenses of $209,000. These increases were only slightly offset by a decrease in losses on real estate owned of $4,000 for the quarter ended March 31, 1998 when compared to the same quarter in 1997.

Income Taxes.

The income tax provision increased by $511,000 to $1.4 million for the quarter ended March 31, 1998 from $906,000 for the comparable 1997 quarter. This increase was attributable to an increase in income before provision for income tax of $1.4 million to $3.5 million in 1998 from $2.1 million in 1997. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

Asset and Liability Management-Interest Rate Sensitivity Analysis.

At March 31, 1998, the Bank's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $112.6 million, representing a cumulative one-year gap ratio of a negative 8.5%. This compares to a negative gap ratio of 10.4% at December 31, 1997, at which date the Bank had total interest bearing liabilities maturing or repricing within one year that exceeded total interest-earning assets maturing or repricing during the same period by $126.6 million. The Bank has an Asset-Liability Management Committee which is responsible for reviewing the Bank's assets and liability policies. The Committee meets weekly and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 6.02% during the month of March 1998. Liquidity ratios averaged 8.24% for the quarter ended March 31, 1998. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $16.8 million and $32.4 million at March, 31, 1998 and December 31, 1997, respectively. Other assets qualifying for liquidity at March 31, 1998 and December 31, 1997, amounted to $28.1 million and $24.8 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and additional advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 1998, the Bank had $253.9 million in advances from the FHLB. At March 31, 1998, the Bank had commitments outstanding to originate or purchase loans of $71.9 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at March 31, 1998, totaled $460.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Commitments and Contingencies.

The Bank formed a Year 2000 Committee in March 1997, which meets regularly to review the Bank's plan to achieve compliance with the issues associated with the year 2000 and progress to date and report such progress to the Board of Directors. The Bank's Year 2000 Project Plan includes five phases; assessment, evaluation, renovation, validation and implementation. While in some instances the Bank is in the final stages of assessments, certain applications are in the renovation and validation stages. Management of the Bank believes all "mission critical" applications have been identified. To the extent application suppliers assert their applications are year 2000 ready, the Bank is currently validating their claims, while working toward solutions with others. Management has concluded that the cost of modernizing the Bank's computer hardware and software, on an accelerated basis, will cost approximately $2.3 million. These costs are expected to be capitalized and expensed in conformity with generally accepted accounting principles.

Changes in Financial Condition.

The Company's assets increased by $100.4 million from December 31, 1997 to March 31, 1998. Loans receivable-net increased by $38.4 million. In addition, assets available for sale, principally mortgage-backed securities, increased by $68.5 million, while the Bank's office properties increased by $7.0 million as a result of the acquisition of an office building. Funds for the increase in assets were provided by a decrease in cash and cash equivalents of $16.4 million, an increase in the Bank's deposits and repurchase agreements of $49.4 million, advances from the FHLB of $14.8 million and increases in all other liabilities of $6.3 million. An additional $28.7 million was generated through the issuance of subordinated debentures, pursuant to the issuance of trust preferred securities. The Company's equity at March 31, 1998 increased by $1.1 million from December 31, 1997 as a result of net income for the quarter of $2.1 million plus a change in the fair value of assets available for sale, net of applicable income taxes. This amount was offset by dividends declared for the quarter of $1.1 million.

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. On January 1, 1998, the Company adopted these promulgations.

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


Item 2        Changes in Securities

              On January 21, 1998 the Company issued $28.375 million of mandatorily redeemable, Preferred Securities out of a grantor trust, Fidelity Capital Trust I, a Delaware statutory trust, which was created by the Company for this sole purpose. As its only asset, the trust holds junior subordinated debentures due January 31, 2028 of the Company, purchased with the proceeds of the preferred security's issuance. Interest from the junior subordinated debt securities is payable quarterly at a rate of 8.375%, annually. The interest will be used to fund distributions on the Preferred Securities. As a result of the above, the Preferred Securities of the trust are considered fully and unconditionally guaranteed by the Company.

              Distributions on the Preferred Securities are cumulative and are payable at the same rate as the junior subordinated debentures, described above. The junior subordinated debentures are redeemable in whole, in the event the Company's mutual holding company parent converts to stock form beginning January 31, 2000 at 107% of principal amount and in any event the junior subordinated debentures are redeemable at 100% of principal amount in whole or in part, commencing January 31, 2003. The Preferred Securities are subject to mandatory redemption, in whole or in part as applicable, upon the repayment of the junior subordinated debentures. The proceeds from the securities, to the extent invested in common stock of the Bank, are considered to be tier 1 capital for regulatory purposes. Of the net proceeds of $27.1 million from the sale of the Preferred Securities, the Company invested $25 million in common stock of the Bank. The Preferred Securities are traded on the Nasdaq National Market system under the symbol "FFFLP."


Item 3        Default Upon Senior Securities

              Not applicable.


Item 4        Submission of Matters to a Vote of Security Holders

              None


Item 5        Other Information

              None.

Item 6        Exhibits and Reports on Form 8-K

              (a) All required exhibits are included in Part I under Consolidated Financial Statements (pages 2 through 5), Notes to Unaudited Consolidated Financial Statements (pages 6 through 11) and Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 12 through 17), and are incorporated by reference, herein.

                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                                     FIDELITY BANKSHARES, INC.






Date:  May 12, 1998                     By:   /s/ Vince A. Elhilow
       ------------                          ----------------------------
                                              Vince A. Elhilow
                                              President and Chief
                                              Executive Officer





Date:  May 12, 1998                     By:    /s/ Richard D. Aldred
       ------------                           ----------------------------
                                              Richard D. Aldred
                                              Executive Vice President
                                              Chief Financial Officer