Form 10-Q
period 1998-06-30
FIDELITY BANKSHARES INC
filed 1998-08-11
CIK 1028336

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 6,802,442 shares of the Registrant's common stock outstanding as of July 31, 1998.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements.....................................................................1

                    Consolidated Statements of Financial Condition as of
                        December 31, 1997 and June 30, 1998..................................................2

                    Consolidated Statements of Operations for the three and six months ended
                        June 30, 1997 and 1998...............................................................3

                    Consolidated Statements of Comprehensive Operations for the three and six months ended June 30, 1997 and 1998..................................................4

                    Consolidated Statements of Cash Flows for the six months ended
                        June 30, 1997 and 1998...............................................................5

                    Notes to Consolidated Financial Statements...............................................6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...........................................................12

PART II. OTHER INFORMATION..................................................................................20

PART I.  FINANCIAL INFORMATION
         Item I.  Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                               Unaudited
                                                                         December 31,           June 30,
                                                                              1997                1998
                                                                        =================================
                                                                                  (In Thousands)
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash and amounts due from depository institutions ............        $    22,136         $    21,843
  Interest-bearing deposits ....................................             33,688              46,760
                                                                        -----------         -----------
    Total cash and cash equivalents ............................             55,824              68,603
ASSETS AVAILABLE FOR SALE (At Fair Value):
  Government and agency securities .............................             16,077              19,044
  Mortgage-backed and other securities .........................            234,132             396,398
                                                                        -----------         -----------
    Total assets available for sale ............................            250,209             415,442
LOANS RECEIVABLE, Net (Notes 2, 3) .............................            861,257             913,948
OFFICE PROPERTIES AND EQUIPMENT, Net ...........................             21,440              31,263
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market             11,955              16,350
REAL ESTATE OWNED, Net .........................................                967                 841
ACCRUED INTEREST RECEIVABLE ....................................              6,404               7,486
OTHER ASSETS ...................................................             12,211              14,418
                                                                        -----------         -----------
TOTAL ASSETS ...................................................        $ 1,220,267         $ 1,468,351
                                                                        ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .......................................................        $   872,340         $ 1,012,921
OTHER BORROWED FUNDS ...........................................              3,780               3,731
ADVANCES FROM FEDERAL HOME LOAN BANK ...........................            239,091             306,998
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE ..................              2,783              11,069
DRAFTS PAYABLE .................................................              5,349               3,010
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
  JUNIOR SUBORDINATED DEBENTURES ...............................                 --              28,750
OTHER LIABILITIES ..............................................              9,038              10,838
DEFERRED INCOME TAXES ..........................................                499                 713
                                                                        -----------         -----------
  TOTAL LIABILITIES ............................................          1,132,880           1,378,030
                                                                        -----------         -----------
STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued ......                 --                  --
COMMON STOCK ($ .10 par value) 8,200,000 authorized shares,
  6,784,958 shares outstanding at December 31, 1997, and
  6,802,442 shares outstanding at June 30, 1998 ................                678                 680
ADDITIONAL PAID IN CAPITAL .....................................             38,347              38,706
RETAINED EARNINGS - substantially restricted ...................             47,943              50,205
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN ........               (986)               (822)
ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 6) ................              1,405               1,552
                                                                        -----------         -----------
  TOTAL STOCKHOLDERS' EQUITY (Note 4) ..........................             87,387              90,321
                                                                        -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................        $ 1,220,267         $ 1,468,351
                                                                        ===========         ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                         Unaudited                        Unaudited
                                                                 For the Three Months Ended       For the Six Months Ended
                                                                          June 30,                         June 30,
                                                                    1997            1998            1997            1998
                                                                 =========================================================
                                                                            (In Thousands, except per share amounts)
Interest income:
  Loans .................................................        $ 14,163        $ 18,098        $ 27,541        $ 35,433
  Investment securities .................................             192             264             351             509
  Other investments .....................................             424             768             954           1,604
  Mortgage-backed and other securities ..................           2,638           5,331           4,868           9,735
                                                                 --------        --------        --------        --------
    Total interest income ...............................          17,417          24,461          33,714          47,281
                                                                 --------        --------        --------        --------
Interest expense:
  Deposits ................................................         8,320          10,983          15,892          20,998
  Advances from Federal Home Loan Bank and other
    borrowings ..........................................           1,579           5,127           2,974           9,392
                                                                 --------        --------        --------        --------
    Total interest expense ..............................           9,899          16,110          18,866          30,390
                                                                 --------        --------        --------        --------
Net interest income .....................................           7,518           8,351          14,848          16,891

Provision for loan losses ...............................              21              20              72             (49)
                                                                 --------        --------        --------        --------

Net interest income after provision for loan losses .....           7,497           8,331          14,776          16,940
                                                                 --------        --------        --------        --------
Other income:
  Servicing income and other fees .......................             867           1,123           1,663           2,212
  Net gain on sale of loans, investments
    and mortgage-backed securities ......................               8             753              12           1,424
  Miscellaneous .........................................             128             411             230             565
                                                                 --------        --------        --------        --------
    Total other income ..................................           1,003           2,287           1,905           4,201
                                                                 --------        --------        --------        --------
Operating expense:
  Employee compensation and benefits ....................           3,402           4,031           6,816           7,838
  Occupancy and equipment ...............................           1,220           1,524           2,385           2,961
  Loss on real estate owned .............................              30              17              51              34
  Marketing .............................................             169             181             348             439
  Federal deposit insurance premium .....................             112             135             221             267
  Other .................................................           1,034           1,445           2,187           2,807
                                                                 --------        --------        --------        --------
    Total operating expense .............................           5,967           7,333          12,008          14,346
                                                                 --------        --------        --------        --------

Income before provision for income taxes ................           2,533           3,285           4,673           6,795
                                                                 --------        --------        --------        --------
Provision for income taxes:
  Current ...............................................             987           1,172           1,820           2,469
  Deferred ..............................................              81             120             154             240
                                                                 --------        --------        --------        --------
    Total provision for income taxes ....................           1,068           1,292           1,974           2,709
                                                                 --------        --------        --------        --------

Net income ..............................................        $  1,465        $  1,993        $  2,699        $  4,086
                                                                 ========        ========        ========        ========
Earnings per share (Note 5):

  Basic .................................................        $   0.22        $   0.30        $   0.41        $   0.61
                                                                 ========        ========        ========        ========
  Diluted ...............................................        $   0.22        $   0.29        $   0.40        $   0.60
                                                                 ========        ========        ========        ========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                          Unaudited                    Unaudited
                                                                           For the                      For the
                                                                     Three Month Ended              Six Months Ended
                                                                           June 30,                      June 30,
                                                                     1997           1998           1997           1998
                                                                   ======================        ======================
                                                                       (In Thousands)               (In Thousands)
Net income ...................................................     $ 1,465        $ 1,993        $ 2,699        $ 4,086
Other comprehensive income, net of tax:
  Unrealized gains (losses) on assets available for sale:
    Unrealized holding gains (losses) arising during period...         906            294             13            467
    Less: reclassification adjustment for gains realized
       in net income .........................................          --             --             --           (320)
                                                                   -------        -------        -------        -------
Comprehensive income (Note 6) ................................     $ 2,371        $ 2,287        $ 2,712        $ 4,233
                                                                   =======        =======        =======        =======

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 1997 AND 1998
--------------------------------------------------------------------------------

                                                                                                              Unaudited
                                                                                                       For the Six Months Ended
                                                                                                               June 30,
                                                                                                        1997              1998
                                                                                                    =============================
                                                                                                             (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income .................................................................................        $   2,699         $   4,086
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
  Depreciation and amortization ............................................................              626               786
  ESOP and Recognition and Retention Plan compensation expense .............................              302               451
  Accretion of discounts, amortization of premiums, and other deferred yield items .........             (404)               37
  Provision for loan losses and real estate losses .........................................               72               (49)
  Provisions for (gains) losses and net (gains) losses on sales of real estate owned .......               (5)               25
  Net(gain) on sale of:
    Mortgage-backed securities .............................................................               --              (906)
    Loans ..................................................................................              (12)             (516)
Decrease (increase)in accrued interest receivable ..........................................             (877)           (1,082)
Decrease (increase) in other assets ........................................................              298              (846)
Increase (decrease) in drafts payable ......................................................              358            (2,339)
Increase (decrease)in deferred income taxes ................................................              163               214
Increase (decrease) in other liabilities ...................................................              353             1,796
                                                                                                   -----------------------------
    Net cash from operating activities .....................................................            3,573             1,657
                                                                                                   -----------------------------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans ..........................................          (62,680)          (70,210)
Principal payments received on mortgage-backed securities ..................................            9,424            61,759
Purchases of:
  Loans ....................................................................................          (12,688)          (24,465)
  Mortgage-backed and other securities .....................................................          (58,085)         (237,410)
  Federal Home Loan Bank stock .............................................................             (511)           (4,974)
  Investment securities ....................................................................           (6,567)           (4,989)
  Office properties and equipment ..........................................................           (1,566)          (10,634)
Proceeds from sales of:
  Loans ....................................................................................              722            42,634
  Federal Home Loan Bank stock .............................................................               --               579
  Real estate acquired in settlement of loans ..............................................              557               826
  Mortgage-backed securities ...............................................................               --            12,137
Proceeds from maturities of investment securities ..........................................            2,000             2,000
Other ......................................................................................              104             1,501
                                                                                                   -----------------------------
    Net cash used for investing activities .................................................         (129,290)         (231,246)
                                                                                                   -----------------------------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock ...............................................              184                74
Sale of subordinated debentures, Net .......................................................               --            27,389
Cash dividends .............................................................................           (1,237)           (1,820)
Net increase (decrease) in:
  NOW accounts, demand deposits, and savings accounts ......................................           10,043            14,181
  Certificates of deposit ..................................................................           74,797           126,400
  Advances from Federal Home Loan Bank .....................................................           28,787            67,907
  ESOP loan ................................................................................             (162)               --
  Other borrowed funds .....................................................................            2,736               (49)
  Advances by borrowers for taxes and insurance ............................................            6,691             8,286
                                                                                                   -----------------------------
    Net cash from financing activities .....................................................          121,839           242,368
                                                                                                   -----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................................           (3,878)           12,779
CASH AND CASH EQUIVALENTS, Beginning of period .............................................           42,420            55,824
                                                                                                   -----------------------------
CASH AND CASH EQUIVALENTS, End of period ...................................................        $  38,542         $  68,603
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

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 1998 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

In February, 1998, the FASB issued SFAS No. 132 which standardizes the disclosure requirements for pensions and other postretirement benefits; requires additional information on changes in the benefit obligations and fair values of plan assets; and eliminates certain present disclosure requirements. The Statement does not change the measurement or recognition requirements for postretirement benefits. SFAS no. 132 is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in the year ending December 31, 1998. Management does not expect that this standard will significantly affect the Company's financial reporting.

In June, 1998, the FASB issued SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and, accordingly, would apply to the Company beginning on April 1, 2000. The Company plans to adopt the standard at that time and does not presently intend to reclassify securities between categories. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

Certain amounts in the financial statements have been reclassified to conform with the June 30, 1998 presentation.

On December 5, 1997, the Bank acquired BankBoynton, a local savings institution having three offices, $55 million in assets and $41.7 million in deposits, for $5.7 million in cash. Using the purchase method of accounting, the transaction resulted in an excess of cost over net assets acquired of approximately $2.3 million, which will be charged against operations over a period of fifteen years, using the straight-line method of amortization. As the offices of BankBoynton were located in the vicinity of existing Fidelity offices, the BankBoynton offices were closed and the deposits transferred to the Bank's existing offices.

On January 30, 1998, the Bank acquired an office building in downtown West Palm Beach for $6.6 million from Barnett Bank/NationsBank. While the seller has leased back most of the building for a period of up to two years, it is the intent of the Company to locate its corporate headquarters in this building in an effort to better serve the community.

2.  LOANS RECEIVABLE
Loans receivable at December 31, 1997 and June 30, 1998, consist of the following:

                                                            December 31,        June 30,
                                                                1997              1998
                                                          =================================
                                                                    (In Thousands)
    One-to-four single family, residential real estate
      mortgages ......................................        $ 717,610         $ 767,045
    Commercial real estate mortgages .................           64,525            69,829
    Real estate construction-primarily residential ...           38,577            47,333
    Participations-primarily residential .............            3,172             2,663
    Land loans-primarily residential .................           12,116            10,863
                                                          ---------------    --------------
      Total first mortgage loans .....................          836,000           897,733
    Consumer and commercial business loans ...........           80,468            85,411
                                                          ---------------    --------------
      Total gross loans ..............................          916,468           983,144
    Less:
      Undisbursed portion of loans in process ........           54,471            69,104
      Unearned discounts, premiums and deferred loan
        fees, net ....................................           (2,554)           (3,050)
      Allowance for loan losses ......................            3,294             3,142
                                                          ---------------    --------------
    Loans receivable-net .............................        $ 861,257         $ 913,948
                                                          ===============    ==============

3.  ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 1997 and the three and six months ended June 30, 1997 and 1998, is as follows:

                                            For the Year       For the Three Months            For the Six Months
                                               Ended                  Ended                         Ended
                                            December 31,             June 30,                      June 30,
                                               1997            1997            1998            1997            1998
                                          =============================================================================
                                                                            (In Thousands)
Balance at beginning of period ......        $ 2,263         $ 2,130         $ 3,225         $ 2,263         $ 3,294
Increase in allowance due to purchase
  of BankBoynton ....................          1,167             -               -               -               -
Current provision (recovery) ........            170              21              20              72             (49)
Charge-offs .........................           (306)            (42)           (103)           (226)           (103)
                                          -----------       -------------------------       --------------------------
Ending balance ......................        $ 3,294         $ 2,109         $ 3,142         $ 2,109         $ 3,142
                                          -----------       -------------------------       --------------------------



An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                  June 30, 1997                 June 30, 1998
                                          =======================================================
                                              Loan          Related       Loan           Related
                                             Balance       Allowance     Balance        Allowance
                                          -------------------------------------------------------
                                                             (In Thousands)
  Impaired loan balances and related
       specific valuation allowances:
  Loans performing in conformity with
       contractual terms ...............      $    238        $  123       $   561        $  201
  Loans for which interest income is
       not being recognized ............         2,758           -           3,477           -
                                          ---------------------------   -------------------------
         Total .........................      $  2,996        $  123       $ 4,038        $  201
                                          ===========================   =========================

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

                                                                                                             To be Considered
                                                                                         Minimum for         Well Capitalized
                                                                                       Capital Adequacy   for Prompt Corrective
                                                                 Actual                     Purposes         Action Provisions
                                                          ------------------------------------------------------------------------

                                                          Ratio        Amount      Ratio       Amount        Ratio       Amount
                                                          ------------------------------------------------------------------------
                                                                                   (Dollars In Thousands)
As of June 30, 1997 Stockholders' Equity
  and ratio to total assets .........................      8.3%   $    82,442
                                                          =====
Net unrealized increase in market value of assets
  available for sale (net of applicable
  income taxes) .....................................                    (795)
Goodwill ............................................                    (604)
Disallowed servicing assets and deferred tax assets .                    (186)
                                                                  ------------
Tangible capital and ratio to adjusted total assets .      8.1%   $    80,857       1.5%    $    14,954
                                                          =====   ============     =====    ============
Tier 1 (core) capital and ratio to adjusted
  total assets ......................................      8.1%   $    80,857       3.0%    $    29,907       5.0%   $    49,845
                                                          =====   ============     =====    ============     =====   ============
Tier 1 (core) capital and ratio to risk-weighted
  total assets ......................................     15.9%   $    80,857                                 6.0%   $    30,421
                                                          =====                                              =====   ============
Allowable Tier 2 capital:
  General loan valuation allowances .................                   1,737
  Equity investments ................................                     (97)
                                                                  ------------
  Total risk-based capital and ratio to risk-weighted
    total assets ....................................     16.3%   $    82,497       8.0%    $    40,562      10.0%   $    50,702
                                                          =====   ============     =====    ============     =====   ============
Total assets ........................................             $   998,305
                                                                  ============
Adjusted total assets ...............................             $   996,906
                                                                  ============
Risk-weighted assets ................................             $   507,019
                                                                  ============
As of June 30, 1998 Stockholders' Equity
  and ratio to total assets .........................      7.9%   $   115,526
                                                          =====
Net unrealized increase in market value of assets
  available for sale (net of applicable
  income taxes) .....................................                  (1,552)
Goodwill ............................................                  (2,579)
Disallowed servicing assets and deferred tax assets .                     (47)
                                                                  ------------
Tangible capital and ratio to adjusted total assets .      7.6%   $   111,348       1.5%    $    21,938
                                                          =====   ============     =====    ============
Tier 1 (core) capital and ratio to adjusted
  total assets ......................................      7.6%   $   111,348       3.0%    $    43,877       5.0%   $    73,128
                                                          =====   ============     =====    ============     =====   ============
Tier 1 (core) capital and ratio to risk-weighted
  total assets ......................................     14.9%   $   111,348                                 6.0%   $    44,914
                                                          =====                                              =====   ============

Allowable Tier 2 capital:
  General loan valuation allowances .................                   2,242
  Equity investments ................................                     -
                                                                  ------------
  Total risk-based capital and ratio to risk-weighted
    total assets ....................................     15.2%   $   113,590       8.0%    $    59,886      10.0%   $    74,857
                                                          =====   ============     =====    ============     =====   ============
Total assets ........................................             $ 1,466,742
                                                                  ============
Adjusted total assets ...............................             $ 1,462,564
                                                                  ============
Risk-weighted assets ................................             $   748,569
                                                                  ============


5.  EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan (MRP) and stock options for the three months ended June 30, 1997 and 1998, are as follows:

                                        For the Three Months Ended June 30,              For the Three Months Ended June 30,
                                                       1997                                            1998
                                --------------------------------------------    --------------------------------------------------

                                   Income             Shares      Per-Share        Income             Shares            Per-Share
                                  Numerator         Denominator    Amount         Numerator          Denominator          Amount
                                ============================================    ==================================================
                                         (Dollars In Thousands)                         (Dollars In Thousands)
Net income ..............        $1,465,000                                       $1,993,250
                                ============                                     ============
Basic EPS:
Income available to
  common stockholders ...        $1,465,000         6,654,777        $     0.22   $1,993,250         6,718,883        $     0.30
                                ============                        ============ ============                        ============
Effect of diluted shares:
  Common stock options ..                             100,455                                          105,975
                                                   -----------                                      -----------
Diluted EPS:
Income available to
  common stockholders ...        $1,465,000         6,755,232        $     0.22   $1,993,250         6,824,858        $     0.29
                                ============       ===========      ===========  ============       ===========      ============

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee
Stock Ownership Plan (ESOP), Management Recognition Plan (MRP) and stock options for the six months ended June 30, 1997 and 1998, are as follows:

                                           For the Six Months Ended June 30,               For the Six Months Ended June 30,
                                                        1997                                          1998
                                 ------------------------------------------------ -----------------------------------------------
                                     Income            Shares          Per-Share     Income           Shares          Per-Share
                                   Numerator        Denominator         Amount     Numerator        Denominator         Amount
                                 ================================================ ===============================================
                                                (Dollars In Thousands)                         (Dollars In Thousands)
Net income ..............        $2,699,000                                       $4,086,373
                                ============                                     ============
Basic EPS:
Income available to
  common stockholders ...        $2,699,000         6,644,943        $     0.41   $4,086,373         6,710,156        $     0.61
                                ============                        ============ ============                        ============
Effect of diluted shares:
  Common stock options ..                              99,690                                          107,795
                                                   ------------                                      -----------
Diluted EPS:
Income available to
  common stockholders ...        $2,699,000         6,744,633        $     0.40   $4,086,373         6,817,951        $     0.60
                                ============       ============     ============ ============       ============     ============

Pursuant to Statement of Position (SOP), 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA), ESOP shares that have not been committed to be released are not considered to be outstanding.

6.  OTHER COMPREHENSIVE INCOME
An analysis of the changes in Accumulated Other Comprehensive Income for the periods ended June 30, 1997 and 1998, is as follows:

                                                      For the Three Months Ended                   For the Six Months Ended
                                                               June 30,                                   June 30,
                                                      1997                 1998                   1997                  1998
                                                -----------------------------------              ----------------------------
                                                           Unrealized                                    Unrealized
                                                          Gains (Losses)                                Gains (Losses)
                                                          on Securities                                 on Securities
                                                =============================================================================
                                                                                   (In Thousands)
Beginning balance .........................        $ (111)                $1,258                $  782                $1,405
Current-period change .....................           906                    294                    13                   147
                                                ----------              ---------              --------             ---------
Ending balance ............................        $  795                 $1,552                $  795                $1,552
                                                ==========              =========              ========             =========

An analysis of the related tax effects allocated to Other Comprehensive Income is as follows:
                                                          For the Three Months Ended             For the Three Months Ended
                                                                 June 30, 1997                          June 30, 1998
                                                       -------------------------------       --------------------------------------
                                                                      Tax                                    Tax
                                                       Before-tax  (Expense)  Net-of-Tax     Before-tax    (Expense)     Net-of-Tax
                                                        Amount      Benefit     Amount        Amount        Benefit        Amount
                                                       ============================================================================
                                                                                   (In Thousands)
Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
    during period ..................................   $1,535       $ (629)     $ 906       $  474        $ (180)        $ 294
  Less: reclassification adjustment for gains
    realized in net income .........................        --          --          --            --            --             --
                                                       -------------------------------       --------------------------------------
Other comprehensive income .........................   $1,535       $ (629)     $ 906       $  474        $ (180)        $ 294
                                                       ===============================       ======================================



                                                             For the Six Months Ended                For the Six Months Ended
                                                                  June 30, 1997                           June 30, 1998
                                                       -------------------------------       --------------------------------------
                                                                      Tax                                     Tax
                                                       Before-tax   (Expense)   Net-of-Tax    Before-tax    (Expense)    Net-of-Tax
                                                        Amount       Benefit      Amount       Amount        Benefit        Amount
                                                       ============================================================================
                                                                                     (In Thousands)
Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
    during period ..................................    $  22        $  (9)     $  13       $  753        $ (286)        $ 467
  Less: reclassification adjustment for gains
    realized in net income .........................        -           -          -          (516)          196          (320)
                                                       -------------------------------       --------------------------------------
Other comprehensive income .........................    $  22        $  (9)     $  13       $  237        $  (90)        $ 147
                                                       ===============================       ======================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

Fidelity Bankshares, Inc. (the "Company") is the parent company of Fidelity Federal Savings Bank of Florida (the "Bank"). The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market rates tends to be highly cyclical.

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

On December 5, 1997, the Bank acquired BankBoynton, a local savings institution having three offices, $55 million in assets and $41.7 million in deposits, for $5.7 million in cash. Using the purchase method of accounting, the transaction resulted in an excess of cost over net assets of approximately $2.3 million, which will be charged against operations over a period of fifteen years, using the straight-line method of amortization. As the offices of BankBoynton were located in the vicinity of existing Fidelity offices, the BankBoynton offices were closed and the deposits transferred to the Bank's existing offices.

On January 30, 1998, the Bank acquired an office building in downtown West Palm Beach for $6.6 million from Barnett Bank/NationsBank. While the seller has leased back most of the building for a period of up to two years, it is the intent of the Company to locate its corporate headquarters in this building in an effort to better serve the community.

Other Comprehensive Income.

Accumulated Other Comprehensive Income for the six months ended June 30, 1998 increased by $467,000 which was offset by the reclassification of $320,000 of such gains included in net income for the period, resulting in an aggregate increase of $147,000. This increase in the market value of Assets Available for Sale, resulted from a modest decrease in market interest rates for these instruments. The increase in Accumulated Other Comprehensive Income for the six months ended June 30, 1997 of $906,000, which consisted of an increase in the market value of Assets Available for Sale, resulted from a modest decrease in market interest rates on similar instruments.

Accumulated Other Comprehensive Income for the quarter ended June 30, 1998 increased by $294,000. This increase in the market value of Assets Available for Sale, resulted from a modest decrease in market interest rates for these instruments. The increase in Accumulated Other Comprehensive Income for the quarter ended June 30, 1997 of $906,000, which consisted of an increase in the market value of Assets Available for Sale, resulted from a decrease in market interest rates on similar instruments.

Results of Operations.

Net income for the six months ended June 30, 1998 was $4.1 million, an increase of $1.4 million when compared to $2.7 million for the six months ended June 30, 1997. The primary reasons for this increase, as more fully described later herein, were an increase in net interest income of $2.0 million and an increase in other income of $2.3 million. Offsetting these increases was an increase in operating expenses of $2.3 million and an increase in provision for income taxes of $735,000 due to increased income.

Net income for the quarter ended June 30, 1998 was $2.0 million, representing an increase of $528,000 when compared to $1.5 million for the same quarter ended June 30, 1997. The primary reasons for this increase, as more fully described later herein, were an increase in net interest income of $833,000 and an increase in other income of $1.3 million. Partially offsetting these factors was an increase in operating expenses of $1.4 million and an increase in provision for income taxes of $224,000.

Interest Income.

Interest income for the six months ended June 30, 1998, totaled $47.3 million, representing an increase of $13.6 million or 40.2% compared to the same 1997 period. The primary reason for this increase was an increase in the Bank's interest income from loans of $7.9 million. This increase was primarily the result of an increase in the average balance of these loans to $894.0 million from $695.3 million for the periods ended June 30, 1998 and 1997, respectively. Interest income from mortgage-backed securities increased to $9.7 million for the six months ended June 30, 1998 from $4.9 million for the 1997 period. This increase was due to an increase in the average balance on these securities of $166.2 million, which was partially offset by a decline in the average rate of such securities to 6.34% in 1998 from 6.90% in 1997. The Bank's interest income from investment securities and other investments also increased by $158,000 and $650,000, respectively. These increases resulted from an increase in the average balance of investment securities to $18.2 million from $11.3 million and an increase in the average balance of other investments to $49.9 million from $29.6 million for the periods ended June 30, 1998 and 1997, respectively. These increases were slightly offset by a decrease in the average yield on investment securities to 5.59% in 1998 from 6.19% in 1997.

Interest income for the quarter ended June 30, 1998, totaled $24.5 million, an increase of $7.0 million or 40.4% from the same quarter in 1997. The principal cause of this increase was an increase in interest income on the Bank's loans of $3.9 million. This increase resulted from an increase in the average balance of these loans to $911.9 million for the quarter ended June 30, 1998 compared to $714.1 million for the comparable 1997 quarter. Interest income from mortgage-backed securities for the quarter ended June 30, 1998 was $5.3 million, an increase of $2.7 million or 102.1% compared to $2.6 million for the same quarter in 1997. The primary reason for this increase was an increase in the average balance of these securities to $346.8 million for the quarter ended June 30, 1998 from $153.7 million for the same quarter in 1997. Interest income also increased on investment securities and other investments by $72,000 and $344,000, respectively. These increases resulted from an increase in the average balance of investment securities to $19.1 million from $12.5 million and an increase in the average balance of other investments to $46.6 million from $28.5 million for the quarters ended June 30, 1998 and 1997, respectively.

Interest Expense.

Interest expense for the six months ended June 30, 1998, totaled $30.4 million, an increase of $11.5 million or 61.1% from the same period in 1997. The reasons for this increase were an increase in interest expense on borrowed funds of $6.4 million, of which approximately $1.1 million is attributable to interest on the Company's subordinated debenture securities, and an increase in interest expense on deposits of $5.1 million. The increase in interest expense on borrowed funds resulted from an increase in the average balance of these funds to $295.7 million for the six months ended June 30, 1998 compared to $89.2 million for the comparable 1997 period. This was slightly offset by a decrease in the average cost of borrowed funds to 6.35% from 6.67% for the six months ended June 30, 1998 and 1997, respectively. The increase in interest expense on deposits resulted from an increase in the average balance of these deposits to $935.4 million from $737.2 million and an increase in the average cost of these deposits to 4.49% from 4.31% for the periods ending June 30, 1998 and 1997, respectively.

Interest expense was $16.1 million for the quarter ended June 30, 1998, representing a $6.2 million or 62.7% increase when compared to the same quarter in 1997. The principal cause for this increase was an increase in interest expense on borrowed funds of $3.5 million, of which approximately $600,000 is attributable to interest on the Company's subordinated debenture securities. As a result of the subordinated debenture issue and additional FHLB borrowings, the Company experienced an increase in the average balance of such funds to $322.5 million for the quarter ended June 30, 1998 compared to $95.2 million for the same quarter in 1997. This was partially offset by a decrease in the average yield on borrowed funds to 6.36% from 6.63% for the quarters ended June 30, 1998 and 1997, respectively. Interest expense on deposits also increased by $2.7 million. This was caused by an increase in the average balance of deposits to $968.7 million for the quarter ended June 30, 1998 compared to $761.3 million for the same quarter in 1997 and an increase in the average yield to 4.54% from 4.37% for the quarters ended June 30, 1998 and 1997, respectively.

Net Interest Income.

While the Bank's interest income increased by $13.6 million for the six months ended June 30, 1998, compared to the same period in 1997, interest expense also increased by $11.5 million, resulting in net interest income of $16.9 million for the period ended June 30, 1998. This represents a $2.0 million or 13.8% increase in net interest income when compared to the same period in 1997.

During the quarter ended June 30, 1998, the Bank's interest income increased by $7.0 million compared to the same quarter in 1997, while interest expense increased by $6.2 million, resulting in net interest income of $8.4 million for the quarter ended June 30, 1998, $833,000 or 11.1% more than realized in 1997.

Provision for Loan Losses.

The Bank maintains an allowance for loan losses based upon management's estimate of the fair value of collateral, as applicable, current and anticipated future economic conditions, and the Bank's actual loss experience and guidelines applied by the OTS and FDIC. The Bank experienced a credit provision for loan losses of $49,000 for the six months ended June 30, 1998 compared to a charge against income of $72,000 for the six months ended June 30, 1997. The credit provision for loan losses for the six months ended June 30, 1998 primarily resulted from the payoff of several delinquent loans on which the Bank had previously provided specific loan loss allowances. The Bank's total allowance for loan losses as a percentage of net loans receivable was approximately .34% at June 30, 1998 which management believes to be adequate considering the Bank's loan composition and historical loss experience.

The provision for loan losses was $20,000 for the quarter ended June 30, 1998, compared to $21,000 for the quarter ended June 30, 1997. The provision for the quarter ended June 30, 1998 is deemed adequate by management in light of the Bank's historical loan loss experience.

Other Income.

Other income for the six months ended June 30, 1998 was $4.2 million or $2.3 million more than the same period in 1997. This increase is primarily attributable to a gain of $634,000 on the sale of the Bank's wholesale loan production in June, 1998 and mortgage-backed securities in March, 1998, the sales of which are reflected in the Company's $1.4 million net gain on sale of loans, investments and mortgage-backed securities. This increase also resulted from an increase in the Bank's servicing income and other fees of $549,000 and an increase in other miscellaneous income of $335,000 for the six months ended June 30, 1998 and 1997, respectively. The primary reason for the increase in miscellaneous income was $279,000 of rental income received from Barnett Bank/NationsBank for leasing back most of the downtown property acquired from them in January of 1998.

Other income for the quarter ended June 30, 1998 was $2.3 million, an increase of $1.3 million compared to the same quarter in 1997. This increase is due primarily to a net gain of $634,000 on the previously mentioned sale of loans in June, 1998. In addition, there were increases in servicing income and other fees and other miscellaneous income of $256,000 and $283,000 for the quarters ended June 30, 1998 and 1997, respectively. As discussed above, the majority of the increase in miscellaneous income was due to rental income received on leasing back the newly acquired office building by Barnett Bank/NationsBank.

Operating Expense.

Operating expenses increased by $2.3 million to $14.3 million for the six months ended June 30, 1998 as compared to the same six months ended June 30, 1997. Employee compensation and benefits represent $1.0 million of this increase. The principal cause of this increase are commissions to loan officers which are greater in 1998 compared to 1997 due to increased loan volume, additional personnel to staff two offices which were opened subsequent to June, 1997, additional customer service personnel as a result of the Bank's 30% increase in deposits during the past year, together with normal salary increases. The Bank's occupancy and equipment cost for the six months ended June 30, 1998 were $576,000 more than experienced in 1997. Contributing the this increase are approximately $89,000 pertaining to expenses of the Bank's new office building acquired in January, 1998, $48,000 relating to rent expenses on certain properties acquired in the BankBoynton acquisition and approximately $43,000 in cost to operate new offices which opened subsequent to June 30, 1997. Also contributing to the increase in operating expense were increases in marketing costs of $91,000, federal deposit insurance premiums of $46,000 and other operating expenses of $620,000, which includes $82,000 of amortization of goodwill related to the acquisition of BankBoynton. These increases were only slightly offset by a decrease in losses on real estate owned of $17,000 for the six months ended June 30, 1998 when compared to the same six months in 1997.

Operating expenses increased by $1.4 million to $7.3 million for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Employee compensation and benefits increased by $629,000 which, as explained above, is primarily attributable to an increase in commissions to loan officers due to increased loan volume, additional customer service personnel and normal salary increases. Occupancy and equipment costs increased by $304,000 due partly, as stated above, to expenses on the Bank's new office building, rent expenses on certain properties acquired in the BankBoynton acquisition along with costs of operating two new offices opened subsequent to June 30, 1997. In addition, there were increases in marketing costs of $12,000, federal deposit insurance premiums of $23,000 and other operating expense of $411,000 for the quarters ended June 30, 1998 and 1997, respectively. Included in the increase in other operating expense is $39,000 of amortization of goodwill relating to the acquisition of BankBoynton. Partially offsetting these increases was a decrease in the loss on real estate owned of $13,000.

Income Taxes.

The income tax provision increased by $735,000 to $2.7 million for the six ended June 30, 1998 from $2.0 million for the comparable 1997 period. This increase was attributable to an increase in income before provision for income tax of $2.1 million to $6.8 million in 1998 from $4.7 million in 1997. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

The income tax provision was $1.3 million for the quarter ended June 30, 1998 compared to $1.1 million for the quarter ended June 30, 1997. These expenses approximate the rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Asset and Liability Management-Interest Rate Sensitivity Analysis.

At June 30, 1998, the Bank's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $93.2 million, representing a cumulative one-year gap ratio of a negative 6.4%. This compares to a negative gap ratio of 10.4% at December 31, 1997, at which date the Bank had total interest bearing liabilities maturing or repricing within one year that exceeded total interest-earning assets maturing or repricing during the same period by $126.6 million. The Bank has an Asset-Liability Management Committee, which is responsible for reviewing the Bank's assets and liability policies. The Committee meets weekly and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 6.99% during the month of June 1998. Liquidity ratios averaged 6.08% for the quarter ended June 30, 1998. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $46.6 million and $32.4 million at June, 30, 1998 and December 31, 1997, respectively. Other assets qualifying for liquidity at June 30, 1998 and December 31, 1997, amounted to $32.5 million and $24.8 million, respectively.

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

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 1998, the Bank had $307.0 million in advances from the FHLB. At June 30, 1998, the Bank had commitments outstanding to originate or purchase loans of $54.6 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 1998, totaled $496.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Year 2000 Preparations.

The Bank formed a Year 2000 Committee in March 1997, which meets monthly to review the Bank's plan to achieve compliance with the issues associated with the year 2000 and progress to date and report such progress to the Board of Directors. The Bank's Year 2000 Project Plan includes five phases; assessment, evaluation, renovation, validation and implementation. The Bank has completed the assessment and evaluation phases and has begun the renovation and validation phases for its internal applications and systems. Management of the Bank believes all "mission critical" applications have been identified. To the extent applications suppliers assert their applications are year 2000 ready, the Bank is currently testing and validating their claims, while working toward solutions with others. Management has concluded that the cost of modernizing the Bank's computer hardware and software, on an accelerated basis, will cost approximately $2.3 million, of which approximately $785,000 has already been incurred. These costs are being capitalized and expensed in conformity with generally accepted accounting principles.

The Bank contracts with a data processing service bureau, FiServ-Orlando to provide all direct processing of the Bank's loan and deposit transactions, together with calculations of interest income and expense thereon. Management of the Bank is in regular contact with the service bureau and closely monitors the service bureau's reports on its progress in becoming year 2000 ready. While the service bureau assures Management of the Bank that it will achieve year 2000 readiness by 1999, Management is unable to predict whether the service bureau will achieve year 2000 readiness on a timely basis or the magnitude of the financial consequences to the Bank in the event of the service bureau's failure to achieve such readiness. As a consequence, the Bank has contacted other providers of such data processing services, who assert they are year 2000 ready, to determine the latest possible date the Bank could convert to their systems.

The Bank is currently working on contingency plans which address operational policies and procedures in the event of data processing, electrical power supply and/or phone service failures associated with the year 2000. In addition, the Bank has organized a local financial institutions "user group", comprised of financial institutions in Palm Beach, Broward, Martin, St. Lucie and Indian River counties of Florida. The purpose of the group is to meet and share ideas and solutions for solving issues associated with the year 2000.

Changes in Financial Condition.

The Company's assets increased by $248.1 million from December 31, 1997 to June 30, 1998. Loans receivable-net increased by $52.7 million. In addition, assets available for sale, principally mortgage-backed securities, increased by $165.2 million, while the Bank's office properties increased by $9.8 million as a result of the acquisition of an office building. Funds for the increase in assets were provided by an increase in the Bank's deposits of $140.6 million, advances from the FHLB of $67.9 million and increases in all other liabilities of $7.9 million. An additional $28.8 million was generated through the issuance of subordinated debentures, pursuant to the issuance of trust preferred securities. The Company's equity at June 30, 1998 increased by $2.9 million from December 31, 1997 as a result of net income for the six months of $4.1 million plus a change in the fair value of assets available for sale, net of applicable income taxes. This amount was offset by dividends declared for the six months of $1.9 million.

FASB Statement on Employer Disclosures about Pensions and Postretirement Benefits - In February, 1998, the FASB issued SFAS No. 132 which standardizes the disclosure requirements for pensions and other postretirement benefits; requires additional information on changes in the benefit obligations and fair values of plan assets; and eliminates certain present disclosure requirements. The Statement does not change the measurement or recognition requirements for postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in the year ending December 31, 1998. Management does not expect that this standard will significantly affect the Company's financial reporting.

FASB Statement on Derivatives and Hedging Activities - In June, 1998, the FASB issued SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and, accordingly, would apply to the Company beginning on April 1, 2000. The Company plans to adopt the standard at that time and does not presently intend to reclassify securities between categories. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

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

Item 4    Submission of Matters to a Vote of Security Holders

          On April 21, 1998, several matters were submitted to the security holders, in connection with the Company's annual meeting of stockholders, all of which were set forth in the Company's proxy materials. The results of such votes are as follows:

          Ballot No. 1
          ------------

               The election of F. Ted Brown, Jr. to serve as director for a term of three years, or until his successor has been elected and qualified.

                                                  For           Withheld
                                                  ---           --------

          F. Ted Brown, Jr.                    5,905,266         13,823

          On April 3, 1998, prior to the annual meeting of stockholders, Christopher H. Cook resigned from the Board of Directors of the Company. In his resignation he stated that his resignation is not because of any disagreement on any matter relating to the operations, policies or practices of the Company, its subsidiaries or affiliates. Following Mr. Cook's resignation, the Board of Directors voted to reduce the size of its membership to five.

          Ballot No. 2
          ------------

               The ratification of the appointment of Deloitte and Touche, LLP, as auditors for the Company for the fiscal year ended December 31, 1998.

                                     For           Against         Abstain
                                     ---           -------         -------

           Number of Votes         5,905,629        2,582           10,878


Item 5    Other Information

          None.


Item 6    Exhibits and Reports on Form 8-K

          (a) All required exhibits are included in Part I under Consolidated Financial Statements (pages 2 through 5), Notes to Unaudited Consolidated Financial Statements (pages 6 through 11) and Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 12 through 19), and are incorporated by reference, herein.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                  FIDELITY BANKSHARES, INC.






Date:  August 10, 1998          By:  /s/ Vince A. Elhilow
                                     ---------------------
                                     Vince A. Elhilow
                                     President and Chief Executive Officer





Date:  August 10, 1998          By:  /s/ Richard D. Aldred
                                     ---------------------
                                     Richard D. Aldred
                                     Executive Vice President
                                     Chief Financial Officer