Form 10-Q
period 1998-09-30
FIDELITY BANKSHARES INC
filed 1998-11-12
CIK 1028336

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20552
                          __________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   There were 6,802,442 shares
of the Registrant's common stock outstanding as of October 30, 1998.

                           FIDELITY BANKSHARES, INC.
                                     INDEX

                                                                                           Page
                                                                                           ----
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements............................................................1

            Consolidated Statements of Financial Condition as of
            December 31, 1997 and September 30, 1998........................................2

            Consolidated Statements of Operations for the
            three and nine months ended
            September 30, 1997 and 1998.....................................................3

            Consolidated Statements of Comprehensive Operations
            for the three and nine months ended September 30, 1997 and 1998.................4

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1997 and 1998........................................5

            Notes to Consolidated Financial Statements......................................6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................................12

PART II.  OTHER INFORMATION................................................................20

PART I.  FINANCIAL INFORMATION
         Item I.  Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
------------------------------------------------------------------------------

                                                                                                                        Unaudited
                                                                                                       December 31,   September 30,
                                                                                                          1997            1998
                                                                                                       ============================
                                                                                                              (In Thousands)
ASSETS
CASH AND CASH EQUIVALENTS:
       Cash and amounts due from depository institutions...........................................   $   22,136     $   20,489
       Interest-bearing deposits...................................................................       33,688         42,135
                                                                                                       ---------     ----------
             Total cash and cash equivalents.......................................................       55,824         62,624
ASSETS AVAILABLE FOR SALE (At Fair Value):
       Government and agency securities............................................................       16,077         18,966
       Mortgage-backed and other securities........................................................      234,132        407,237
                                                                                                       ---------     ----------
             Total assets available for sale.......................................................      250,209        426,203
LOANS RECEIVABLE, Net (Notes 2,3)..................................................................      861,257        937,090
OFFICE PROPERTIES AND EQUIPMENT, Net...............................................................       21,440         33,835
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market...................................       11,955         15,753
REAL ESTATE OWNED, Net.............................................................................          967            225
ACCRUED INTEREST RECEIVABLE........................................................................        6,404          7,613
OTHER ASSETS.......................................................................................       12,211         15,099
                                                                                                       =========     ==========
TOTAL ASSETS.......................................................................................   $1,220,267     $1,498,442
                                                                                                       =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS...........................................................................................    $ 872,340     $1,037,727

OTHER BORROWED FUNDS...............................................................................        3,780          4,697

ADVANCES FROM FEDERAL HOME LOAN BANK...............................................................      239,091        305,070
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE......................................................        2,783         15,117
DRAFTS PAYABLE.....................................................................................        5,349          3,701
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
       JUNIOR SUBORDINATED DEBENTURES..............................................................            -         28,750
OTHER LIABILITIES..................................................................................        9,038         11,050
DEFERRED INCOME TAXES..............................................................................          499          1,059
                                                                                                       ---------     ----------
       TOTAL LIABILITIES...........................................................................    1,132,880      1,407,171
                                                                                                       ---------     ----------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued..........................................            -              -
COMMON STOCK ($ .10 par value) 8,200,000 authorized shares,
       6,784,958 shares outstanding at December 31, 1997, and 6,802,442 shares
       outstanding at September 30, 1998...........................................................          678            680
ADDITIONAL PAID IN CAPITAL.........................................................................       38,347         38,817
RETAINED EARNINGS - substantially restricted.......................................................       47,943         51,562
TREASURY STOCK, at cost (40,000 shares at September 30, 1998)......................................            -           (962)
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN............................................         (986)          (740)
ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 6)....................................................        1,405          1,914
                                                                                                       ---------     ----------
       TOTAL STOCKHOLDERS' EQUITY (Note 4).........................................................       87,387         91,271
                                                                                                       ---------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................................   $1,220,267     $1,498,442
                                                                                                       =========     ==========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                              UNAUDITED                       UNAUDITED
                                                                      FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                         1997              1998           1997             1998
                                                                      =============================================================
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
     Loans...........................................................    $ 14,911          $ 18,030        $ 42,432      $ 53,463
     Investment securities...........................................         187               270             538           779
     Other investments...............................................         465               907           1,419         2,511
     Mortgage-backed and other securities............................       3,121             6,295           7,989        16,030
                                                                         --------          --------        --------      --------
           Total interest income.....................................      18,684            25,502          52,378        72,783
                                                                         --------          --------        --------      --------
Interest expense:
     Deposits........................................................       8,815            11,817          24,707        32,815
     Advances from Federal Home Loan Bank and other borrowings.......       2,035             5,238           4,989        14,630
                                                                         --------          --------        --------      --------
           Total interest expense....................................      10,850            17,055          29,696        47,445
                                                                         --------          --------        --------      --------

Net interest income..................................................       7,834             8,447          22,682        25,338

Provision for loan losses............................................          57                 6             129           (43)
                                                                         --------          --------        --------      --------

Net interest income after provision for loan losses..................       7,777             8,441          22,553        25,381
                                                                         --------          --------        --------      --------
Other income:
     Servicing income and other fees.................................         899             1,185           2,562         3,397
     Net gain on sale of loans, investments
           and mortgage-backed securities............................         796               555             808         1,979
     Miscellaneous...................................................          95               686             325         1,251
                                                                         --------          --------        --------      --------
           Total other income........................................       1,790             2,426           3,695         6,627
                                                                         --------          --------        --------      --------
Operating expense:
     Employee compensation and benefits..............................       3,579             4,165          10,395        12,003
     Occupancy and equipment.........................................       1,227             1,510           3,612         4,471
     Loss on real estate owned.......................................        (145)              (98)            (94)          (64)
     Marketing.......................................................         150               159             498           598
     Federal deposit insurance premium...............................         117               141             338           408
     Other...........................................................       1,145             1,492           3,332         4,299
                                                                         --------          --------        --------      --------
           Total operating expense...................................       6,073             7,369          18,081        21,715
                                                                         --------          --------        --------      --------

Income before provision for income taxes.............................       3,494             3,498           8,167        10,293
                                                                         --------          --------        --------      --------
Provision for income taxes:
     Current.........................................................       1,377             1,234           3,197         3,703
     Deferred........................................................         107               124             261           364
                                                                         --------          --------        --------      --------
           Total provision for income taxes..........................       1,484             1,358           3,458         4,067
                                                                         --------          --------        --------      --------

Net income...........................................................    $  2,010          $  2,140        $  4,709      $  6,226
                                                                         ========          ========        ========      ========
Earnings per share (Note 5):
     Basic...........................................................    $   0.30          $   0.32        $   0.71      $   0.93
                                                                         ========          ========        ========      ========
     Diluted.........................................................    $   0.30          $   0.31        $   0.70      $   0.91
                                                                         ========          ========        ========      ========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
-----------------------------------------------------

                                                                                   Unaudited                     Unaudited
                                                                                    For the                       For the
                                                                              Three Months Ended             Nine Months Ended
                                                                                 September 30,                 September 30,
                                                                            1997              1998        1997               1998
                                                                          ===========================    ==========================
                                                                                 (In Thousands)                (In Thousands)
Net income...........................................................     $ 2,010           $ 2,140      $ 4,709            $ 6,226
Other comprehensive income, net of tax:
  Unrealized gains (losses) on assets available for sale:
     Unrealized holding gains (losses) arising during period.........         909               648          922              1,115
     Less:  reclassification adjustment for gains realized
        in net income................................................        (414)             (286)        (414)              (606)
                                                                          --------          --------     --------           --------

Comprehensive income (Note 6)........................................     $ 2,505           $ 2,502      $ 5,217            $ 6,735
                                                                          ========          ========     ========           ========

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1998
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Unaudited
                                                                                                         For the Nine Months Ended
                                                                                                               September 30,
                                                                                                          1997             1998
                                                                                                        ===========================
                                                                                                               (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.....................................................................................          $ 4,709          $ 6,226
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
         Depreciation and amortization.........................................................              956            1,216
         ESOP and Recognition and Retention Plan compensation expense..........................              518              630
         Accretion of discounts, amortization of premiums, and other deferred yield items......             (526)             352
         Provision for loan losses and real estate losses......................................              129              (43)
         Provisions for (gains) losses and net (gains) losses on sales of real estate owned....             (115)             (48)
         Net (gain) on sale of:
                Other assets...................................................................             (702)               -
                Loans..........................................................................             (106)          (1,000)
                Corporate bonds................................................................                -             (108)
                Mortgage-backed securities.....................................................                -             (869)
Increase in accrued interest receivable........................................................           (1,082)          (1,209)
Increase in other assets.......................................................................             (800)          (1,527)
Increase (decrease) in drafts payable..........................................................              532           (1,648)
Increase in deferred income taxes..............................................................              614              560
Increase in other liabilities..................................................................              625            1,940
                                                                                                        --------------------------
                Net cash from operating activities.............................................            4,752            4,472
                                                                                                        --------------------------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans..............................................          (91,526)         (88,561)
Principal payments received on mortgage-backed securities......................................           14,882           83,086
Purchases of:
         Loans.................................................................................          (22,633)         (34,914)
         Mortgage-backed and other securities..................................................          (72,076)        (239,108)
         Corporate debt securities.............................................................                -          (55,431)
         Federal Home Loan Bank stock..........................................................             (837)          (4,974)
         Investment securities.................................................................           (7,782)          (4,989)
         Office properties and equipment.......................................................           (3,755)         (13,737)
Proceeds from sales of:
         Loans.................................................................................            5,713           47,771
         Federal Home Loan Bank stock..........................................................                -            1,175
         Corporate debt securities.............................................................                -            9,843
         Real estate acquired in settlement of loans...........................................            1,165            1,482
         Mortgage-backed securities............................................................                -           27,523
         Office properties and equipment.......................................................                -               (7)
Proceeds from maturities of investment securities..............................................            4,000            2,220
Other..........................................................................................              467            2,365
                                                                                                        --------------------------
                Net cash used for investing activities.........................................         (172,382)        (266,256)
                                                                                                        --------------------------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock...................................................              263               74
Purchase of Treasury Stock.....................................................................                -             (962)
Sale of subordinated debentures,  Net..........................................................                -           27,389
Cash dividends.................................................................................           (1,858)          (2,534)
Net increase (decrease) in:
         NOW accounts, demand deposits, and savings accounts...................................           13,490           18,904
         Certificates of deposit...............................................................           82,971          146,483
         Advances from Federal Home Loan Bank..................................................           57,172           65,979
         ESOP loan.............................................................................             (207)               -
         Other borrowed funds..................................................................            2,642              917
         Advances by borrowers for taxes and insurance.........................................           10,151           12,334
                                                                                                        -------------------------
                Net cash from financing activities.............................................          164,624          268,584
                                                                                                        -------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................................           (3,006)           6,800
CASH AND CASH EQUIVALENTS, Beginning of period.................................................           42,420           55,824
                                                                                                        -------------------------
CASH AND CASH EQUIVALENTS, End of period.......................................................         $ 39,414         $ 62,624
                                                                                                        =========================

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

Distributions on the Preferred Securities are cumulative and are payable at the same rate as the junior subordinated debentures, described above. The junior subordinated debentures are redeemable in whole, in the event the Company's mutual holding company parent converts to stock form beginning January 31, 2000 at 107% of principal amount and in any event the junior subordinated debentures are redeemable at 100% of principal amount in whole or in part, commencing January 31, 2003. The Preferred Securities are subject to mandatory redemption, in whole or in part as applicable, upon the repayment of the junior subordinated debentures. The proceeds from the securities, to the extent invested in common stock of the Bank, are considered to be tier 1 capital for regulatory purposes. Of the net proceeds of $27.4 million from the sale of the Preferred Securities, the Company invested $25 million in common stock of the Bank. The Preferred Securities are traded on the Nasdaq National Market system under the symbol "FFFLP."

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 1998 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

In February, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits; requires additional information on changes in the benefit obligations and fair values of plan assets; and eliminates certain present disclosure requirements. The Statement does not change the measurement or recognition requirements for postretirement benefits. SFAS no. 132 is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in the year ending December 31, 1998. Management does not expect that this standard will significantly affect the Company's financial reporting.

In June, 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and, accordingly, would apply to the Company beginning on April 1, 2000. The Company plans to adopt the standard at that time and does not presently intend to reclassify securities between categories. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

In October, 1998 the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". Statement No. 65, as amended by Statement No. 115 and Statement No. 125, required that after securitization of a mortgage loan held for sale, a mortgage banking enterprise classify the resulting security as a trading security. Statement No. 134 amends this section to require that after the securitization of mortgage loans held for sale, the entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and accordingly would apply to the Company for the quarter ended March 31, 1999. The Company has not engaged in retaining securities after the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 134 is not expected to have a material impact on the Company's financial statements.

Certain amounts in the financial statements have been reclassified to conform with the September 30, 1998 presentation.

On August 31, 1998, the Company announced its plan to commence a stock repurchase program to acquire up to 340,000 shares of the Company's Common Stock, which represents approximately 5% of the outstanding Common Stock. At September 30, 1998, the Company had repurchased 40,000 shares of Common Stock at an average price of $24.03 per share.

On January 30, 1998, the Bank acquired an office building in downtown West Palm Beach for $6.6 million from NationsBank. While the seller has leased back most of the building for a period of up to two years, it is the intent of the Company to locate its corporate headquarters in this building in an effort to better serve the community.


2.  LOANS RECEIVABLE

Loans receivable at December 31, 1997 and September 30, 1998, consist of the following:

                                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                                      1997              1998
                                                                                ================================
                                                                                          (IN THOUSANDS)
One-to-four single family, residential real estate
     mortgages...........................................................             $717,610        $  797,109
Commercial real estate mortgages.........................................               64,525            74,272
Real estate construction-primarily residential...........................               38,577            45,872
Participations-primarily residential.....................................                3,172             2,473
Land loans-primarily residential.........................................               12,116            10,080
                                                                                -----------------   ------------
     Total first mortgage loans..........................................              836,000           929,806
Consumer and commercial business loans...................................               80,468            83,945
                                                                                -----------------   ------------
     Total gross loans...................................................              916,468         1,013,751
Less:
     Undisbursed portion of loans in process.............................               54,471            76,776
     Unearned discounts, premiums and deferred loan
        fees, net........................................................               (2,554)           (3,259)
     Allowance for loan losses...........................................                3,294             3,144
                                                                                -----------------   ------------
Loans receivable-net.....................................................             $861,257        $  937,090
                                                                                =================   ============

3.  ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 1997 and the three and nine months ended September 30, 1997 and 1998, is as follows:

                                                 FOR THE YEAR         FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                    ENDED                   ENDED                             ENDED
                                                DECEMBER 31,             SEPTEMBER 30,                     SEPTEMBER 30,
                                                    1997           1997                1998          1997                1998
                                                ================================================================================
                                                                                  (IN THOUSANDS)
Balance at beginning of period..................      $2,263      $2,109              $3,142        $2,263              $3,294
Increase in allowance due to purchase
    of BankBoynton..............................       1,167           -                   -             -                   -
Current provision (recovery)....................         170          57                   6           129                 (43)
Charge-offs.....................................        (306)        (19)                 (4)         (245)               (107)
                                                -------------   -------------------------------   ------------------------------

Ending balance..................................      $3,294      $2,147              $3,144        $2,147              $3,144
                                                =============   ===============================   ==============================

An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                        SEPTEMBER 30, 1997           SEPTEMBER 30, 1998
                                                      ===================================================

                                                       LOAN          RELATED        LOAN         RELATED
                                                      BALANCE       ALLOWANCE      BALANCE      ALLOWANCE
                                                      ---------------------------------------------------
                                                                        (IN THOUSANDS)
Impaired loan balances and related
     specific valuation allowances:
Loans performing in conformity with
     contractual terms..............................  $   740       $     165      $   427      $     185
Loans for which interest income is
     not being recognized...........................    2,940               -        4,411              -
                                                      -----------------------      ----------------------
       Total........................................  $ 3,680       $     165      $ 4,838      $     185
                                                      =======================      ======================

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

4.  REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Savings Bank of Florida, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                           MINIMUM FOR
                                                                                                         CAPITAL ADEQUACY
                                                                               ACTUAL                        PURPOSES
                                                                    ------------------------------------------------------------
                                                                        RATIO          AMOUNT           RATIO         AMOUNT
                                                                    ------------------------------------------------------------
                                                                                          (Dollars In Thousand)
As of September 30, 1997 Stockholders' Equity
     and ratio to total assets...................................          8.1%      $   84,294
                                                                    ==========

Net unrealized increase in market value of assets
     available for sale (net of applicable income taxes).........                        (1,290)
Goodwill.........................................................                          (543)
Disallowed servicing assets and deferred tax assets..............                           (24)
                                                                                   ------------
Tangible capital and ratio to adjusted total assets..............          7.9%      $   82,437             1.5%       $15,642
                                                                    ==========     ============      ==========     ==========
Tier 1 (core) capital and ratio to adjusted
     total assets................................................          7.9%      $   82,437             3.0%       $31,285
                                                                    ==========     ============      ==========     ==========
Tier 1 (core) capital and ratio to risk-weighted
     total assets................................................         15.4%      $   82,437
                                                                    ==========

Allowable Tier 2 capital:
     General loan valuation allowances...........................                         1,822
     Equity investments..........................................                            (1)
     Total risk-based capital and ratio to risk-weighted
          total assets...........................................         15.8%      $   84,258             8.0%       $42,776
                                                                    ==========     ============      ==========     ==========

Total assets.....................................................                    $1,044,688
                                                                                   ============

Adjusted total assets............................................                    $1,042,831
                                                                                   ============

Risk-weighted assets.............................................                    $  534,705
                                                                                   ============

As of September 30, 1998 Stockholders' Equity
     and ratio to total assets...................................          7.9%      $  118,459
                                                                    ==========

Net unrealized increase in market value of assets
     available for sale (net of applicable income taxes).........                        (1,914)
Goodwill.........................................................                        (2,464)
Disallowed servicing assets and deferred tax assets..............                           (52)
                                                                                   ------------
Tangible capital and ratio to adjusted total assets..............          7.6%      $  114,029             1.5%       $22,383
                                                                    ==========     ============      ==========     ==========
Tier 1 (core) capital and ratio to adjusted
     total assets................................................          7.6%      $  114,029             3.0%       $44,767
                                                                    ==========     ============      ==========     ==========
Tier 1 (core) capital and ratio to risk-weighted
     total assets................................................         14.8%      $  114,029
                                                                    ==========

Allowable Tier 2 capital:
     General loan valuation allowances...........................                         2,242
     Equity investments..........................................                             -
                                                                                   ------------
     Total risk-based capital and ratio to risk-weighted
          total assets...........................................         15.0%      $  116,271             8.0%       $61,817
                                                                    ==========     ============      ==========     ==========
Total assets.....................................................                    $1,496,647
                                                                                   ============
Adjusted total assets............................................                    $1,492,217
                                                                                   ============
Risk-weighted assets.............................................                    $  772,715
                                                                                   ============

                                                                               TO BE CONSIDERED
                                                                               WELL CAPITALIZED
                                                                            FOR PROMPT CORRECTIVE
                                                                              ACTION PROVISIONS
                                                                       --------------------------------
                                                                            RATIO           AMOUNT
                                                                       --------------------------------
As of September 30, 1997 Stockholders' Equity
     and ratio to total assets...................................


Net unrealized increase in market value of assets
     available for sale (net of applicable income taxes).........
Goodwill
Disallowed servicing assets and deferred tax assets..............

Tangible capital and ratio to adjusted total assets..............

Tier 1 (core) capital and ratio to adjusted
     total assets................................................                5.0%        $52,142
                                                                          ==========     ===========
Tier 1 (core) capital and ratio to risk-weighted
     total assets................................................                6.0%        $32,082
                                                                          ==========     ===========

Allowable Tier 2 capital:
     General loan valuation allowances...........................
     Equity investments..........................................
     Total risk-based capital and ratio to risk-weighted
          total assets...........................................               10.0%        $53,471
                                                                          ==========     ===========

Total assets.....................................................


Adjusted total assets............................................


Risk-weighted assets.............................................


As of September 30, 1998 Stockholders' Equity
     and ratio to total assets...................................


Net unrealized increase in market value of assets
     available for sale (net of applicable income taxes).........
Goodwill
Disallowed servicing assets and deferred tax assets..............

Tangible capital and ratio to adjusted total assets..............

Tier 1 (core) capital and ratio to adjusted
     total assets................................................                5.0%        $74,611
                                                                          ==========     ===========
Tier 1 (core) capital and ratio to risk-weighted
     total assets................................................                6.0%        $46,363
                                                                          ==========     ===========

Allowable Tier 2 capital:
     General loan valuation allowances...........................
     Equity investments..........................................
     Total risk-based capital and ratio to risk-weighted
          total assets...........................................               10.0%        $77,272
                                                                          ==========     ===========
Total assets.....................................................

Adjusted total assets............................................

Risk-weighted assets.............................................

5.  EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan (MRP) and stock options for the three months ended September 30, 1997 and 1998, are as follows:


                                                                    For the Three Months Ended
                                                                        September 30, 1997
                                                 -------------------------------------------------------------
                                                        Income                Shares             Per-Share
                                                       Numerator           Denominator             Amount
                                                 =============================================================
                                                                      (Dollars in Thousands)

Net income.....................................           $2,010,000
                                                 ===================
Basic EPS:
Income available to
    common stockholders........................           $2,010,000            6,669,288                $0.30
                                                 ===================                        ==================
Effect of diluted shares:
    Common stock options.......................                                   120,889
                                                                       ------------------
Diluted EPS:
Income available to
    common stockholders........................           $2,010,000            6,790,177                $0.30
                                                 ===================   ==================   ==================

                                                                    For the Three Months Ended
                                                                        September 30, 1998
                                                 -------------------------------------------------------------
                                                        Income                Shares             Per-Share
                                                       Numerator           Denominator             Amount
                                                 =============================================================
                                                                      (Dollars in Thousands)

Net income.....................................           $2,140,000
                                                 ===================
Basic EPS:
Income available to
    common stockholders........................           $2,140,000            6,725,320              $0.32
                                                 ===================                        ==================
Effect of diluted shares:
    Common stock options.......................                                   100,322
                                                                       ------------------
Diluted EPS:
Income available to
    common stockholders........................           $2,140,000            6,825,642                $0.31
                                                 ===================   ==================   ==================

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan (MRP) and stock options for the nine months ended September 30, 1997 and 1998, are as follows:


                                                                    For the Nine Months Ended
                                                                        September 30, 1997
                                                 -------------------------------------------------------------
                                                        Income                Shares             Per-Share
                                                       Numerator           Denominator             Amount
                                                 =============================================================
                                                                      (Dollars in Thousands)

Net income.....................................           $4,709,000
                                                 ===================
Basic EPS:
Income available to
    common stockholders........................           $4,709,000            6,653,147                $0.71
                                                 ===================                        ==================
Effect of diluted shares:
    Common stock options.......................                                   120,889
                                                                       ------------------
Diluted EPS:
Income available to
    common stockholders........................           $4,709,000            6,774,036                $0.70
                                                 ===================   ==================   ==================

                                                                    For the Nine Months Ended
                                                                        September 30, 1998
                                                 -------------------------------------------------------------
                                                        Income                Shares             Per-Share
                                                       Numerator           Denominator             Amount
                                                 =============================================================
                                                                      (Dollars in Thousands)

Net income.....................................           $6,226,000
                                                 ===================
Basic EPS:
Income available to
    common stockholders........................           $6,226,000            6,715,266              $0.93
                                                 ===================                        ==================
Effect of diluted shares:
    Common stock options.......................                                   105,488
                                                                       ------------------
Diluted EPS:
Income available to
    common stockholders........................           $6,226,000            6,820,754                $0.91
                                                 ===================   ==================   ==================

Pursuant to Statement of Position (SOP), 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA), ESOP shares that have not been committed to be released are not considered to be outstanding.

6.  OTHER COMPREHENSIVE INCOME

An analysis of the changes in Accumulated Other Comprehensive Income for the periods ended September 30, 1997 and 1998, is as follows:

                                                        FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                                SEPTEMBER 30,
                                                        1997                   1998                  1997                  1998
                                                     ---------------------------------            ---------------------------------
                                                                UNREALIZED                                   UNREALIZED
                                                              GAINS (LOSSES)                               GAINS (LOSSES)
                                                               ON SECURITIES                                ON SECURITIES
                                                     ==============================================================================
                                                                                     (IN THOUSANDS)

Beginning balance.........................                 $  795              $1,552                    $  782             $1,405
Current-period change.....................                    495                 362                       508                509
                                                     ------------        ------------             -------------      -------------
Ending balance............................                 $1,290              $1,914                    $1,290             $1,914
                                                     ============        ============             =============      =============

An analysis of the related tax effects allocated to Other Comprehensive Income is as follows:


                                                              FOR THE THREE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 30, 1997                        SEPTEMBER 30, 1998
                                                           ---------------------------------    -----------------------------------

                                                                          TAX                                   TAX
                                                           BEFORE-TAX  (EXPENSE)  NET-OF-TAX    BEFORE-TAX   (EXPENSE)  NET-OF-TAX
                                                             AMOUNT     BENEFIT     AMOUNT        AMOUNT      BENEFIT     AMOUNT
                                                           ========================================================================
                                                                                        (IN THOUSANDS)
Unrealized gain (loss) on assets available for sale:
 Unrealized holding gains (losses) arising
   during period....................................        $ 1,541     $ (632)    $ 909        $ 1,045       $ (397)    $ 648
  Less: reclassification adjustment for gains
      realized in net income........................           (702)       288      (414)          (461)         175      (286)
                                                           ---------------------------------    -----------------------------------
Other comprehensive income..........................        $   839     $ (344)    $ 495        $   584       $ (222)    $ 362
                                                           =================================    ===================================

                                                              FOR THE NINE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1997                       SEPTEMBER 30, 1998
                                                           ---------------------------------    -----------------------------------

                                                                          TAX                                  TAX
                                                           BEFORE-TAX  (EXPENSE)  NET-OF-TAX    BEFORE-TAX  (EXPENSE)  NET-OF-TAX
                                                             AMOUNT     BENEFIT     AMOUNT        AMOUNT     BENEFIT     AMOUNT
                                                           ========================================================================
                                                                                         (IN THOUSANDS)
Unrealized gain (loss) on assets available for sale:
Unrealized holding gains (losses) arising
      during period..............................          $ 1,563      $ (641)    $ 922         $ 1,798     $ (683)    $ 1,115
  Less: reclassification adjustment for gains
      realized in net income.....................             (702)        288      (414)           (977)       371        (606)
                                                           --------------------------------     -----------------------------------
Other comprehensive income.......................          $   861      $ (353)    $ 508         $   821     $ (312)    $   509
                                                           =================================    ===================================

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

Fidelity Bankshares, Inc. (the "Company") is the parent company of Fidelity Federal Savings Bank of Florida (the "Bank"). The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market interest rates tends to be highly cyclical.

RECENT DEVELOPMENTS.

On August 31, 1998, the Company announced its plan to commence a stock repurchase program to acquire up to 340,000 shares of the Company's Common Stock, which represents approximately 5% of the outstanding Common Stock. At September 30, 1998, the Company had repurchased 40,000 shares of Common Stock at an average price of $24.03 per share.

On January 21, 1998, the Company issued $28.375 million of mandatorily redeemable, Preferred Securities out of a grantor trust, Fidelity Capital Trust I, a Delaware statutory trust, which was created by the Company for this sole purpose. As its only asset, the trust holds junior subordinated debentures due January 31, 2028 of the Company, purchased with the proceeds of the preferred security's issuance. Interest from the junior subordinated debt securities is payable quarterly at a rate of 8.375%, annually. The interest will be used to fund distributions quarterly at the rate of 8.375% on the Preferred Securities. As a result of the above, the Preferred Securities of the trust are considered fully and unconditionally guaranteed by the Company.

Distributions on the Preferred Securities are cumulative and are payable at the same rate as the junior subordinated debentures, described above. The junior subordinated debentures are redeemable in whole, in the event the Company's mutual holding company parent converts to stock form beginning January 31, 2000 at 107% of principal amount and in any event the junior subordinated debentures are redeemable at 100% of principal amount in whole or in part, commencing January 31, 2003. The Preferred Securities are subject to mandatory redemption, in whole or in part as applicable, upon the repayment of the junior subordinated debentures. The proceeds from the securities, to the extent invested in common stock of the Bank, are considered to be tier 1 capital for regulatory purposes. Of the net proceeds of $27.4 million from the sale of the Preferred Securities, the Company invested $25 million in common stock of the Bank. The Preferred Securities are traded on the Nasdaq National Market system under the symbol "FFFLP."

On January 30, 1998, the Bank acquired an office building in downtown West Palm Beach for $6.6 million from NationsBank. While the seller has leased back most of the building for a period of up to two years, it is the intent of the Company to locate its corporate headquarters in this building in an effort to better serve the community.

OTHER COMPREHENSIVE INCOME.

Accumulated Other Comprehensive Income for the nine months ended September 30, 1998 increased by $1,115,000 which was offset by the reclassification of $606,000 of such gains included in net income for the period, resulting in an aggregate increase of $509,000. This increase in the market value of Assets Available for Sale, resulted from a modest decrease in market interest rates for these instruments. The increase in Accumulated Other Comprehensive Income for the nine months ended September 30, 1997 of $508,000, which consisted of an increase in the market value of Assets Available for Sale, resulted from a modest decrease in market interest rates on similar instruments.

Accumulated Other Comprehensive Income for the quarter ended September 30, 1998 increased by $648,000 which was offset by the reclassification of $286,000 of such gains included in net income for the quarter, resulting in an aggregate increase of $362,000. This increase in the market value of Assets Available for Sale, resulted from a modest decrease in market interest rates for these instruments. The increase in Accumulated Other Comprehensive Income for the quarter ended September 30, 1997 of $495,000, which consisted of an increase in the market value of Assets Available for Sale, resulted from a decrease in market interest rates on similar instruments.

RESULTS OF OPERATIONS.

Net income for the nine months ended September 30, 1998 was $6.2 million, an increase of $1.5 million when compared to $4.7 million for the nine months ended September 30, 1997. The primary reasons for this increase, as more fully described later herein, were an increase in net interest income of $2.7 million and an increase in other income of $2.9 million. Offsetting these increases was an increase in operating expenses of $3.6 million and an increase in provision for income taxes of $609,000 due to increased income.

Net income for the quarter ended September 30, 1998 was $2.1 million, representing an increase of $130,000 when compared to $2.0 million for the same quarter ended September 30, 1997. The primary reasons for this increase, as more fully described later herein, were an increase in net interest income of $613,000 and an increase in other income of $636,000. Offsetting these factors was an increase in operating expenses of $1.3 million. Also contributing to the increase was a decrease in provision for loan losses and a decrease in the provision for income taxes.

INTEREST INCOME.

Interest income for the nine months ended September 30, 1998, totaled $72.8 million, representing an increase of $20.4 million or 39.0% compared to the same 1997 period. The primary reasons for this increase was an increase in the Bank's interest income from loans of $11.0 million and from mortgage-backed securities of $8.0 million. The increase in interest income from loans was primarily the result of an increase in the average balance of these loans to $904.2 million from $713.3 million for the periods ended September 30, 1998 and 1997, respectively. The increase in interest income from mortgage-backed securities was due to an increase in the average balance on these securities of $184.7 million, which was partially offset by a decline in the average yield of such securities to 6.32% in 1998 from 6.95% in 1997. The increase in these average assets was funded mainly through an increase in the Bank's deposits along with the issuance of $28.7 million of subordinated debentures. The Bank's interest income from investment securities and other investments also increased by $241,000 and $1,092,000, respectively. These increases resulted from an increase in the average balance of investment securities to $18.4 million from $11.6 million and an increase in the average balance of other investments to $50.5 million from $29.3 million for the periods ended September 30, 1998 and 1997, respectively. These increases were slightly offset by a decrease in the average yield on investment securities to 5.64% in 1998 from 6.20% in 1997.

Interest income for the quarter ended September 30, 1998, totaled $25.5 million, an increase of $6.8 million or 36.5% from the same quarter in 1997. The principal reasons for this increase was an increase in interest income on the Bank's loans of $3.1 million and an increase in interest income on the Bank's mortgage-backed securities of $3.2 million. The increase from loans resulted from an increase in the average balance of these loans to $924.6 million for the quarter ended September 30, 1998 compared to $750.3 million for the comparable 1997 quarter. The increase from mortgage-backed securities resulted from an increase in the average balance of these securities to $406.3 million for the quarter ended September 30, 1998 from $179.3 million for the same quarter in 1997. Interest income also increased on investment securities and other investments by $83,000 and $442,000, respectively. These increases resulted from an increase in the average balance of investment securities to $19.0 million from $12.4 million and an increase in the average balance of other investments to $54.7 million from $28.2 million for the quarters ended September 30, 1998 and 1997, respectively.

INTEREST EXPENSE.

Interest expense for the nine months ended September 30, 1998, totaled $47.4 million, an increase of $17.7 million or 59.8% from the same period in 1997.
The reasons for this increase were an increase in interest expense on borrowed funds of $9.6 million, of which approximately $1.7 million is attributable to interest on the Company's subordinated debenture securities, and an increase in interest expense on deposits of $8.1 million. The increase in interest expense on borrowed funds resulted from an increase in the average balance of these funds to $309.0 million for the nine months ended September 30, 1998 compared to $102.3 million for the comparable 1997 period. This was slightly offset by a decrease in the average cost of borrowed funds to 6.31% from 6.53% for the nine months ended September 30, 1998 and 1997, respectively. The increase in interest expense on deposits resulted from an increase in the average balance of these deposits to $962.5 million from $752.4 million and an increase in the average cost of these deposits to 4.55% from 4.38% for the periods ending September 30, 1998 and 1997, respectively.

Interest expense was $17.1 million for the quarter ended September 30, 1998, representing a $6.2 million or 57.2% increase when compared to the same quarter in 1997. The principal cause for this increase was an increase in interest expense on borrowed funds of $3.2 million, of which approximately $600,000 is attributable to interest on the Company's subordinated debenture securities. As a result of the subordinated debenture issue and additional FHLB borrowings, the Company experienced an increase in the average balance of such funds to $339.8 million for the quarter ended September 30, 1998 compared to $128.1 million for the same quarter in 1997. This was partially offset by a decrease in the average cost of borrowed funds to 6.17% from 6.35% for the quarters ended September 30, 1998 and 1997, respectively. Interest expense on deposits also increased by $3.0 million. This was caused by an increase in the average balance of deposits to $1.0 billion for the quarter ended September 30, 1998 compared to $785.8 million for the same quarter in 1997 and an increase in the average cost to 4.62% from 4.49% for the quarters ended September 30, 1998 and 1997, respectively.

NET INTEREST INCOME.

While the Bank's interest income increased by $20.4 million for the nine months ended September 30, 1998, compared to the same period in 1997, interest expense also increased by $17.7 million, resulting in net interest income of $25.3 million for the period ended September 30, 1998. This represents a $2.7 million or 11.7% increase in net interest income when compared to the same period in 1997.

During the quarter ended September 30, 1998, the Bank's interest income increased by $6.8 million compared to the same quarter in 1997, while interest expense increased by $6.2 million, resulting in net interest income of $8.4 million for the quarter ended September 30, 1998, $613,000 or 7.8% more than realized in 1997.

PROVISION FOR LOAN LOSSES.

The Bank maintains an allowance for loan losses based upon management's estimate of the fair value of collateral, as applicable, current and anticipated future economic conditions, and the Bank's actual loss experience and guidelines applied by the OTS and FDIC. The Bank experienced a credit provision for loan losses of $43,000 for the nine months ended September 30, 1998 compared to a charge against income of $129,000 for the nine months ended September 30, 1997. The credit provision for loan losses for the nine months ended September 30, 1998 primarily resulted from the payoff of several delinquent loans on which the Bank had previously provided specific loan loss allowances. The Bank's total allowance for loan losses as a percentage of net loans receivable was approximately .34% at September 30, 1998 which management believes to be adequate considering the Bank's loan composition and historical loss experience.

The provision for loan losses was $6,000 for the quarter ended September 30, 1998, compared to $57,000 for the quarter ended September 30, 1997. The provision for the quarter ended September 30, 1998 is deemed adequate by management in light of the Bank's historical loan loss experience.

OTHER INCOME.

Other income for the nine months ended September 30, 1998 was $6.6 million or $2.9 million more than the same period in 1997. This increase is primarily attributable to a gain of $634,000 on the sale of the Bank's wholesale loan production in June, 1998 and mortgage-backed securities in March, 1998, the sales of which are reflected in the Company's $2.0 million net gain on sale of loans, investments and mortgage-backed securities. This increase also resulted from an increase in the Bank's servicing income and other fees of $835,000 and an increase in other miscellaneous income of $926,000 for the nine months ended September 30, 1998 and 1997, respectively. The primary reasons for the increase in miscellaneous income was $447,000 of rental income received from NationsBank for leasing back most of the downtown property acquired from them in January of 1998 and recognition of income from the maturing of a $355,000 option on the sale of the Bank's downtown property.

Other income for the quarter ended September 30, 1998 was $2.4 million, an increase of $636,000 compared to the same quarter in 1997. The principal cause for this increase was an increase in other miscellaneous income of $591,000. This increase was due to the maturing of a $355,000 option to purchase by the buyers of the Bank's property in downtown West Palm Beach, which the Bank recorded as income. The remaining increase was due in part to rental income received on leasing back the newly acquired office building to NationsBank.
Also contributing to this increase was an increase in servicing income and other fees of $286,000. Partially offsetting these increases was a decrease in net gain on sale of loans, investments and mortgage-backed securities of $241,000 to $555,000 from $796,000 for the quarters ended September 30, 1998 and 1997, respectively.

OPERATING EXPENSE.

Operating expenses increased by $3.6 million to $21.7 million for the nine months ended September 30, 1998 as compared to the same nine months ended September 30, 1997. Employee compensation and benefits represent $1.6 million of this increase. The principal cause of this increase are commissions to loan officers which are greater in 1998 compared to 1997 due to increased loan volume, additional personnel to staff two offices which were opened subsequent to June, 1997, additional customer service personnel as a result of the Bank's 31% increase in deposits during the past year, together with normal salary increases. The Bank's occupancy and equipment cost for the nine months ended September 30, 1998 were $859,000 more than experienced in 1997. Contributing to this increase are approximately $142,000 pertaining to expenses of the Bank's new office building acquired in January, 1998, $73,000 relating to rent expenses on certain properties acquired in the BankBoynton acquisition and approximately $56,000 in costs to operate a new branch office and a new loan production office which opened subsequent to September 30, 1997. Also contributing to the increase in operating expense were increases in marketing costs of $100,000, federal deposit insurance premiums of $70,000 and other operating expenses of $967,000, which includes $122,000 of amortization of goodwill related to the acquisition of BankBoynton. These increases were only slightly offset by a decrease in losses on real estate owned of $30,000 for the nine months ended September 30, 1998 when compared to the same nine months in 1997.

Operating expenses increased by $1.3 million to $7.4 million for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Employee compensation and benefits increased by $586,000 which, as explained above, is primarily attributable to an increase in commissions to loan officers due to increased loan volume, additional customer service personnel and normal salary increases. Occupancy and equipment costs increased by $283,000 due partly, as stated above, to expenses on the Bank's new office building, rent expenses on certain properties acquired in the BankBoynton acquisition along with costs of operating a new office opened subsequent to September 30, 1997. In addition, there were increases in marketing costs of $9,000, federal deposit insurance premiums of $24,000 and other operating expense of $347,000 for the quarters ended September 30, 1998 and 1997, respectively. Included in the increase in other operating expense is $40,000 of amortization of goodwill relating to the acquisition of BankBoynton. Partially offsetting these increases was a decrease in the loss on real estate owned of $47,000.

INCOME TAXES.

Provision for incomes taxes increased by $609,000 to $4.1 million for the nine ended September 30, 1998 from $3.5 million for the comparable 1997 period. This increase was attributable to an increase in income before provision for income taxes of $2.1 million to $10.3 million in 1998 from $8.2 million in 1997. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

Provision for income taxes was $1.4 million for the quarter ended September 30, 1998 compared to $1.5 million for the quarter ended September 30, 1997. These expenses approximate the rates paid for Federal and State income taxes applied to the Company's pre-tax income.

ASSET AND LIABILITY MANAGEMENT-INTEREST RATE SENSITIVITY ANALYSIS.

At September 30, 1998, the Bank's total interest-bearing assets maturing or repricing within one year exceeded total interest-earning liabilities maturing or repricing in the same period by $20.5 million, representing a cumulative one-year gap ratio of a positive 1.4%. This compares to a negative gap ratio of 10.4% at December 31, 1997, at which date the Bank had total interest bearing liabilities maturing or repricing within one year that exceeded total interest-earning assets maturing or repricing during the same period by $126.6 million. The Bank has an Asset-Liability Management Committee, which is responsible for reviewing the Bank's assets and liability policies. The Committee meets weekly and reports monthly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.

LIQUIDITY AND CAPITAL RESOURCES.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 6.80% during the month of September 1998. Liquidity ratios averaged 6.23% for the quarter ended September 30, 1998. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $42.1 million and $32.4 million at September, 30, 1998 and December 31, 1997, respectively. Other assets qualifying for liquidity at September 30, 1998 and December 31, 1997, amounted to $26.0 million and $24.8 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and additional advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 1998, the Bank had $305.1 million in advances from the FHLB. At September 30, 1998, the Bank had commitments outstanding to originate or purchase loans of $56.9 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at September 30, 1998, totaled $498.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

YEAR 2000 PREPARATIONS.

The Bank formed a Year 2000 Committee in March 1997, which meets monthly to review the Bank's plan to achieve compliance with the issues associated with the year 2000 and progress to date and report such progress to the Board of Directors. The Bank's Year 2000 Project Plan includes five phases; assessment, evaluation, renovation, validation and implementation. The Bank has completed the assessment and evaluation phases and has begun the renovation and validation phases for its internal applications and systems. Management of the Bank believes all "mission critical" applications have been identified. To the extent applications suppliers assert their applications are year 2000 ready, the Bank is currently testing and validating their claims, while working toward solutions with others. Management has concluded that the cost of modernizing the Bank's computer hardware and software, on an accelerated basis, will cost approximately $2.3 million, of which approximately $797,000 has already been incurred. These costs are being capitalized and expensed in conformity with generally accepted accounting principles.

The Bank contracts with a data processing service bureau, FiServ-Orlando to provide all direct processing of the Bank's loan and deposit transactions, together with calculations of interest income and expense thereon. Management of the Bank is in regular contact with the service bureau and closely monitors the service bureau's reports on its progress in becoming year 2000 ready. Based on its most recent report, this service bureau asserts it has completed the assessment and evaluation phases. With respect to the renovation phase, the service bureau reports substantial progress on seven of eleven applications.
The testing and implementation phases have been begun in several applications. While the service bureau assures Management of the Bank that it will achieve year 2000 readiness by 1999, Management is unable to predict whether the service bureau will achieve year 2000 readiness on a timely basis or the magnitude of the financial consequences to the Bank in the event of the service bureau's failure to achieve such readiness. Consequently, the Bank has contacted other providers of such data processing services, who assert they are year 2000 ready, to determine the latest possible date the Bank could convert to their systems.

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

CHANGES IN FINANCIAL CONDITION.

The Company's assets increased by $278.2 million from December 31, 1997 to September 30, 1998. Net loans receivable increased by $75.8 million. In addition, assets available for sale, principally mortgage-backed securities, increased by $176.0 million, while the Bank's office properties increased by $12.4 million due in part to the acquisition of an office building. Funds for the increase in assets were provided by an increase in the Bank's deposits of $165.4 million, advances from the FHLB of $66.0 million and increases in all other liabilities of $14.2 million. As stated earlier, the Company issued $28.75 million of junior subordinated debentures in January, 1998 and invested $25 million in common stock of the Bank. This investment, which increased the Bank's total equity, has allowed the Bank to continuing growing and leveraging this growth through increased borrowings from the Federal Home Loan Bank and through an increase in the Bank's deposits, as noted above. The Company's equity at September 30, 1998 increased by $3.9 million from December 31, 1997 as a result of net income for the nine months of $6.2 million plus a change in the fair value of assets available for sale, net of applicable income taxes of $509,000. This amount was offset by dividends declared for the nine months of $2.5 million.

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

FASB STATEMENT ON MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE In October, 1998 the FASB issued SFAS No. 134 which amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". Statement No. 65, as amended by Statement No. 115 and Statement No. 125, required that after securitization of a mortgage loan held for sale, a mortgage banking enterprise classify the resulting security as a trading security. Statement No. 134 amends this section to require that after the securitization of mortgage loans held for sale, the entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and accordingly would apply to the Company for the quarter ended March 31, 1999. The Company has not engaged in retaining securities after the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 134 is not expected to have a material impact on the Company's financial statements.

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

        None.


Item 3  Default Upon Senior Securities

        Not applicable.


Item 4  Submission of Matters to a Vote of Security Holders

        None.


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

        (b)  Exhibits.

             (27)  Financial Data Schedule

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                          FIDELITY BANKSHARES, INC.




Date:  November 12, 1998              By: /s/ Vince A. Elhilow
                                          ----------------------------------
                                          Vince A. Elhilow
                                          President and Chief Executive Officer




Date:  November 12, 1998              By: /s/ Richard D. Aldred
                                          -----------------------------------
                                          Richard D. Aldred
                                          Executive Vice President
                                          Chief Financial Officer