Form 10-K405
period 1998-12-31
FIDELITY BANKSHARES INC
filed 1999-03-25
CIK 1028336

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1998
                                     OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transaction period from ______________ to ________________



                        Commission File Number: 0-29040
                                                -------

                           FIDELITY BANKSHARES, INC.
      -------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                         65-0717085
-------------------------------                   -----------------------------
  (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                     Identification Number)

218 Datura Street, West Palm Beach, Florida                    33401
-------------------------------------------                 ----------
 (Address of Principal Executive Offices)                   (Zip Code)

                                (561) 659-9900
              ---------------------------------------------------
              (Registrant's Telephone Number including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
                                     ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
              ---------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES  X   NO
    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 26, 1999, there were issued and outstanding 6,463,735 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 26, 1999 ($18.34) was $44,189,130.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1998 (Parts II and IV).

2.   Proxy Statement for the 1999 Annual Meeting of Stockholders (Parts I and
     III).

                                    PART I

ITEM 1. BUSINESS
----------------

General

     Fidelity Bankshares, Inc.

     Fidelity Bankshares, Inc. (the "Company") is a Delaware corporation which was organized in May 1996. The only significant asset of the Company is its investment in Fidelity Federal Savings Bank of Florida (the "Bank"). The Company is majority owned by Fidelity Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). On January 29, 1997 the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of Bank common stock was automatically converted into one share of Company common stock, par value $.10 per share (the "Common Stock"). 3,542,000 shares of Common Stock were issued to the Mutual Holding Company and 3,206,625 shares of Common Stock were issued to the Bank's public stockholders.

     In December 1997 the Company incorporated Fidelity Capital Trust I, a statutory business trust created under the laws of the State of Delaware ("Fidelity Capital"). Fidelity Capital was formed for the purpose of issuing 8.375% Cumulative Trust Preferred Securities (the "Preferred Securities") which represent beneficial interests in Fidelity Capital. On January 21, 1998, Fidelity Capital completed the offer and sale of $28.75 million in Preferred Securities. In connection with the offer and sale of the Preferred Securities, the Company issued an equivalent principal amount of 8.375% Junior Subordinated Deferrable Interest Debentures which were sold to Fidelity Capital for the equivalent of the net proceeds of $27.3 from the sale of the Preferred Securities. The Junior Subordinated Deferrable Interest Debentures are scheduled to mature on January 31, 2028.

     Fidelity Federal Savings Bank of Florida

     The Bank is a federally chartered savings bank headquartered in West Palm Beach, Florida. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered originally as a federal mutual savings and loan association in 1952, and in 1983, amended its charter to become a federally chartered mutual savings bank. On January 7, 1994, the Bank completed a reorganization into a federally chartered mutual holding company. The Bank is a member of the Federal Home Loan Bank ("FHLB") System. At
December 31, 1998, the Bank had total assets of $1.6 billion, total deposits of $1.1 billion, and stockholders' equity of $106 million.

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

Market Area

     The Bank is headquartered in West Palm Beach, Florida, and operates in Palm Beach and Martin Counties in Florida. At December 31, 1998, the Bank had 22 offices in its market area, 3 of which are located in Martin County, and 19 of which are located in Palm Beach County. Palm Beach and Martin Counties, located in Southeastern Florida, have experienced considerable growth and development since the 1960s, and had a total population of approximately one million as of 1990 and 1.1 million as of 1998. Due to significant growth controls established at the state and local governmental levels, as well as a moderation of economic growth and migration in the Bank's market area, management believes growth of the local market area may be more moderate in the future.

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

     In an effort to manage interest rate risk, the Bank has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and short- and medium-term consumer loans. The Bank also purchases both fixed and adjustable rate mortgage-backed securities. At December 31, 1998, approximately $509.5 million, or 48.0%, of the Bank's total gross loan portfolio, and $160.2 million, or 41.2%, of the Bank's mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. The Bank originates fixed rate mortgage loans generally with 15- to 30-year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Bank to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. The Bank periodically sells a portion of its fixed-rate loans which have terms to maturity exceeding fifteen years. The Bank retains in its portfolio all consumer, commercial real estate and multi-family residential real estate loans.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated. Also set forth below is the aggregate amount of the Bank's investment in mortgage-backed securities at the dates indicated.

                                                                                     At December 31,
                                                      ---------------------------------------------------------------------------
                                                               1994                      1995                      1996
                                                      ---------------------      ---------------------      ---------------------
                                                        Amount     Percent         Amount     Percent        Amount      Percent
                                                      ---------   ---------      ---------   ---------      ---------   ---------
                                                                                 (Dollars in Thousands)


Real estate loans:
   One- to four-family (1) .........................  $ 373,407        81.8%     $ 432,387        81.2%     $ 528,689        79.9%
   Construction loans ..............................     24,086         5.3         40,522         7.6         58,493         8.8
   Land loans ......................................     10,865         2.4         10,769         2.0         11,875         1.8
   Commercial ......................................     32,773         7.2         31,359         5.9         29,030         4.4
   Multi-family ....................................     13,081         2.8         13,748         2.6         13,781         2.1
                                                      ---------   ---------      ---------   ---------      ---------   ---------

      Total real estate loans ......................    454,212        99.5        528,785        99.3        641,868        97.0
                                                      ---------   ---------      ---------   ---------      ---------   ---------

Non-real estate loans:
   Consumer (2) ....................................     18,343         4.0         26,855         5.0         39,478         6.0
   Commercial business .............................      2,776         0.6          5,834         1.1         18,585         2.8
                                                      ---------   ---------      ---------   ---------      ---------   ---------

      Total non-real estate loans ..................     21,119         4.6         32,689         6.1         58,063         8.8
                                                      ---------   ---------      ---------   ---------      ---------   ---------

      Total loans receivable .......................    475,331       104.1        561,474       105.4        699,931       105.8

Less:
   Undisbursed loan proceeds .......................     15,463         3.4         27,261         5.1         37,575         5.7
   Unearned discount and net deferred fees (costs)..        759         0.2           (385)       (0.1)        (1,607)       (0.2)
   Allowance for loan losses .......................      2,566         0.5          2,265         0.4          2,263         0.3
                                                      ---------   ---------      ---------   ---------      ---------   ---------

      Total loans receivable--net ..................  $ 456,543       100.0%     $ 532,333       100.0%     $ 661,700       100.0%
                                                      =========   =========      =========   =========      =========   =========

Mortgage-backed securities .........................  $ 126,807                  $ 159,761                  $ 123,599
                                                      =========                  =========                  =========

                                                                        At December 31,
                                                      ------------------------------------------------
                                                               1997                      1998
                                                      ---------------------      ---------------------
                                                        Amount     Percent         Amount     Percent
                                                      ---------   ---------      ---------   ---------
                                                                     (Dollars in Thousands)

Real estate loans:
   One- to four-family (1) .........................  $ 720,782        83.7%    $  828,929        84.8%
   Construction loans ..............................     38,577         4.5         53,515         5.5
   Land loans ......................................     12,116         1.4          8,583         0.9
   Commercial ......................................     26,947         3.1         62,399         6.4
   Multi-family ....................................     12,999         1.5         12,272         1.2
                                                      ---------   ---------     ----------   ---------

      Total real estate loans ......................    811,421        94.2        965,698        98.8
                                                      ---------   ---------     ----------   ---------

Non-real estate loans:
   Consumer (2) ....................................     47,758         5.5         48,270         4.9
   Commercial business .............................     57,289         6.7         46,958         4.8
                                                      ---------   ---------     ----------   ---------

      Total non-real estate loans ..................    105,047        12.2         95,228         9.7
                                                      ---------   ---------     ----------   ---------


      Total loans receivable .......................    916,468       106.4      1,060,926       108.5

Less:
   Undisbursed loan proceeds .......................     54,471         6.3         84,155         8.6
   Unearned discount and net deferred fees (costs)..     (2,554)       (0.3)        (3,621)       (0.4)
   Allowance for loan losses .......................      3,294         0.4          3,226         0.3
                                                      ---------   ---------     ----------   ---------

      Total loans receivable--net ..................  $ 861,257       100.0%    $  977,166       100.0%
                                                      =========   =========     ==========   =========

Mortgage-backed securities .........................  $ 234,132                 $  389,263
                                                      =========                 ==========

---------------------------------

(1) Includes participations of $6.6 million, $5.6 million, $4.3 million, $3.2 million and $2.2 million at December 31, 1994, 1995, 1996, 1997 and 1998, respectively.

(2) Includes primarily home equity lines of credit, automobile loans, boat loans and passbook loans. At December 31, 1998, the disbursed portion of equity lines of credit totaled $14.8 million.

     Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information as of December 31, 1998, regarding the dollar amount of loans and mortgage-backed securities maturing in the Bank's portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances less loans in process and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                                      Over 1     Over 3     Over 5     Over 10    Beyond
                                                           Within    Year to    Years to   Years to   Years to      20
                                                           1 Year    3 Years    5 Years    10 Years    2 Years     Years     Total
                                                          --------   --------   --------   --------   --------   --------   --------

                                                                                         (In Thousands)
Real estate loans:
  One- to four-family residential (1) .................   $320,410   $196,455   $119,406   $123,876   $ 45,222   $  3,197   $808,566
  Commercial, multi-family and land ...................     54,519      9,592      7,843      1,885        748         15     74,602
Consumer and commercial business loans (2) ............     69,369     17,598      5,655      2,807        182         --     95,611
                                                          --------   --------   --------   --------   --------   --------   --------
  Total loans receivable ..............................   $444,298   $223,645   $132,904   $128,568   $ 46,152   $  3,212   $978,779
                                                          --------   --------   --------   --------   --------   --------   --------
Mortgage-backed securities ............................   $261,387   $ 37,652   $ 26,949   $ 38,386   $ 16,126   $  1,811   $382,311
                                                          --------   --------   --------   --------   --------   --------   --------

------------------------------------

(1)  Includes construction loans.

(2)  Includes commercial business loans of $44.7 million.

     The following table sets forth at December 31, 1998, the dollar amount of all fixed rate and adjustable rate loans due or repricing after December 31, 1999.

                                                                             Fixed              Adjustable             Total
                                                                            --------            ----------            --------
                                                                                              (In Thousands)
Real estate loans:
   One- to four-family residential ..................................       $346,746             $141,410             $488,156
   Commercial, multi-family and land ................................          6,654               13,429               20,083
Consumer and commercial business loans (1) ..........................         12,531               13,711               26,242
                                                                            --------             --------             --------
      Total .........................................................       $365,931             $168,550             $534,481
                                                                            --------             --------             --------
Mortgage-backed securities ..........................................       $120,924             $     --             $120,924
                                                                            --------             --------             --------

------------------------------------

(1)  Includes commercial business loans of $6.3 million.

     One- to Four-Family Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by properties located in the Bank's market area. During 1995, the Bank began to originate one- to four-family residential loans on properties outside of its market area. These loans which were originated through a network of brokers throughout Florida, are subject to internal controls established by the Bank, as well as the Bank's customary underwriting standards. At December 31, 1998, $842.4 million, or 83.2%, of the Bank's total gross loan portfolio consisted of one- to four-family residential mortgage loans, including residential construction loans of which $53.5 million were originated outside the Bank's market area.

     The Bank currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. ARM loan originations totaled $127.7 million during the year ended December 31, 1998. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans.

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

     The Bank currently offers ARM loans with initial interest rate adjustment periods of one, three, five and seven years, based on changes in a designated market index. After the initial interest rate adjustment period, three, five and seven year ARM loans have the option of converting to a fixed rate mortgage for the remaining term of the loan at the prevailing interest rate for fixed rate mortgages at the time of the conversion. The interest rate on one year ARM loans and the three, five and seven year ARM loans that do not convert to a fixed rate mortgage adjust annually with an annual interest rate adjustment limitation of 200 basis points and with a maximum lifetime interest rate of 600 basis points above the initial rate. The interest rate on all non-owner-occupied one- to four-family mortgage loans is 300 basis points above the appropriate U.S. Treasury securities as the index for ARM originations. The Bank originates ARM loans with initially discounted rates, which vary depending upon whether the initial interest rate adjustment period is one, three, five or seven years. The Bank determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. One- to four-family residential ARM loans totaled $343.7 million, or 32.4%, of the Bank's total gross loan portfolio at December 31, 1998.

     The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans may not offer the Bank as predictable cash flows as long-term, fixed rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management-Interest Rate Sensitivity Analysis" contained in the Bank's 1998 Annual Report to Stockholders (the "Annual Report"). ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.

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

     In the past, the Bank has entered into loan participations secured by one- to four-family residences. At December 31, 1998, the Bank's loan portfolio included $2.2 million of loan participations.

     Construction and Land Loans. The Bank currently offers fixed rate and adjustable rate residential construction loans primarily for the construction of owner-occupied single-family residences to builders who have a contract for sale of the property or owners who have a contract for construction. In addition, the Bank makes construction loans to builders for homes held for sale which totaled $26.9 million at December 31, 1998. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans made prior to December 31, 1998 predominately had an adjustable interest rate that adjusted annually and converted into either a fixed rate or remained an adjustable rate mortgage loan at the end of the construction period. The Bank also makes construction loans with fixed rates of interest. Such loans become permanent one- to four-family loans upon completion of construction. Advances are made as construction is completed.

     In addition, the Bank originates loans which are secured by individual unimproved or improved lots. At December 31, 1998, $53.5 million, or 5.0%, and $8.6 million, or less than 1.0%, of the Bank's total loan portfolio consisted of construction loans and land loans, respectively. Land loans are currently offered with one-year adjustable rates for terms of up to 15 years. The maximum loan-to-value ratio for the Bank's land loans is 75%. The Bank uses the applicable U.S. Treasury securities rate as its index on newly originated loans. Initial interest rates may be below the fully indexed rate.

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

     Multi-Family Residential Real Estate Loans. Loans securing multi-family real estate constituted approximately $15.7 million, or 1.5%, of the Bank's total loan portfolio at December 31, 1998. At December 31, 1998, the Bank had a total of 78 loans secured by multi-family properties. The Bank's multi-family real estate loans are secured by multi-family residences, such as rental properties. At December 31, 1998, substantially all of the Bank's multi-family loans were secured by properties located within the Bank's market area. At December 31, 1998, the Bank's multi-family real estate loans had an average principal balance of $201,000 and the largest multi-family real estate loan had a principal balance of $1.4 million. Multi-family real estate loans currently are offered with adjustable interest rates, although in the past the Bank originated fixed rate multi-family real estate loans. The terms of each multi-family loan are negotiated on a case-by- case basis. Such loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap and an interest rate floor equal the initial rate, and amortize over 15 to 25 years. The Bank generally makes multi-family mortgage loans up to 80% of the appraised value of the property securing the loan. The Bank may choose to offer initial discount rates depending on market conditions, but generally the initial interest rate on multi-family real estate loans has been priced at the applicable U.S. Treasury securities as its index on newly originated loans. The Bank's originations of multi-family loans have been limited in recent years.

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

     Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $59.0 million, or 5.6%, of the Bank's total loan portfolio at December 31, 1998. The Bank's commercial real estate loans are secured by improved property such as offices, small business facilities, strip shopping centers, warehouses and other non-residential buildings. At
December 31, 1998, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At
December 31, 1998, the Bank's commercial real estate loans had an average principal balance of $333,000. At that date, the largest commercial real estate loan had a principal balance of $4.6 million, secured by residential land located in Delray Beach, Florida and was currently performing. This was the largest commercial real estate lending relationship at the Bank and was within the current loans-to-one borrower limits. Commercial real estate loans currently are offered with adjustable rates, although in the past the Bank has originated fixed rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index, with a 600 basis point lifetime interest rate cap, and a 200 basis point interest rate floor below the initial interest rate. The Bank may choose to offer initial discount rates depending on market conditions. The Bank uses the applicable U.S. Treasuries rate as its index on newly originated loans. Commercial real estate loans originated by the Bank generally amortize over 15 to 25 years.

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

     Consumer Loans. As of December 31, 1998, consumer loans totaled $48.3 million, or 4.5%, of the Bank's total gross loan portfolio. The principal types of consumer loans offered by the Bank are home equity lines of credit, adjustable and fixed rate second mortgage loans, automobile loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered on a fixed rate and adjustable rate basis with maturities generally of less than ten years. The Bank's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less (up to 90% if the Bank has a first mortgage on the property). Such loans are offered on an adjustable rate basis with terms of up to ten years. At December 31, 1998, the disbursed portion of home equity lines of credit totaled $14.8 million, or 30.6% of consumer loans.

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

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Bank adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience. See "--Delinquencies and Classified Assets--Non-Performing Assets," and "Delinquent Loans and Non-Performing Assets--Classification of Assets" for information regarding the Bank's loan loss experience and reserve policy.

     Commercial Business Loans. The Bank currently offers commercial business loans to finance businesses in its market area. Historically, the Bank offered commercial business loans as a customer service to business account holders. However, the Bank has begun to significantly expand and aggressively market its loans and services to commercial business enterprises. During the year, the Bank originated a $6.0 million loan secured by accounts receivable and inventory, which is the Bank's largest commercial business loan. At December 31, 1998, the Bank had 350 commercial business loans outstanding with an aggregate balance of $46.1 million. The average commercial business loan balance was approximately $132,000. Commercial business loans are generally offered with adjustable interest rates only, which are tied to The Wall Street Journal prime rate, plus up to 300 basis points. The loans are offered with prevailing terms of five years but which may range up to 15 years. In addition, the Bank offers Small Business Administration loans.

     Underwriting standards employed by the Bank for commercial business loans include a determination of the applicant's ability to meet existing obligations and payments on the proposed loan for normal cash flows generated by the applicant's business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant. In addition, as part of the loan underwriting process, commercial borrowers must indicate in writing to the Bank that they are aware of the year 2000 concerns and are either year 2000 compliant, or are taking steps to become year 2000 compliant.

     Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its commercial business loans.

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. A loan processor in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. All loans of up to $300,000 may be approved by any one of the Bank's senior lending officers; loans between $300,000 and $400,000 must be approved by any one of the Bank's designated senior officers; loans between $400,000 and $1,000,000 must be approved by at least two of the Bank's designated senior officers which includes the Chief Executive Officer; and loans in excess of $1,000,000 must be approved by at least three members of the Board of Directors acting as a loan committee. The loan committee meets as needed to review and verify that management's approvals of loans are made within the scope of management's authority. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Bank, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 1998, the Bank had commitments to originate $32.8 million of loans.

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

     Borrowers who refinance must satisfy the Bank's underwriting criteria at the time they apply to refinance their loan and have been current in their loan payments for a minimum of one year. Approximately 7% of the Bank's loan originations during the year ended December 31, 1998 represented the refinancing of the Bank's existing loans. Refinancings have resulted in a decrease in the Bank's interest rate spread. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders.

     During 1997, the Bank in connection with local mortgage brokers began a mortgage loan broker solicitation program to supplement the Bank's internal originations of one- to four-family residential loans. Under this program, which is limited to the origination of one- to four-family residential loans, prospective borrowers complete loan applications which are provided by mortgage brokers. The completed applications are forwarded to the Bank. All loans obtained in this manner are reviewed in accordance with the Bank's customary underwriting standards. Total originations from all sources under the mortgage loan broker solicitation program during 1998 were $76.7 million and are included as originations in the following table. The Bank may expand this program in the future.

     During 1994, the Bank entered into an agreement with the wholly-owned mortgage subsidiary of a major South Florida builder-developer, who has substantial operations in the Bank's local service area. Under the terms of this agreement, the mortgage company originates, processes and closes home mortgages resulting from the sale of the developer's inventory of homes. The mortgage files are sent to the Bank by the mortgage company for review and, if approved by the Bank, it issues a commitment to purchase the loan from the mortgage company. Purchases are accomplished by assignment of the mortgage from the mortgage company to the Bank. The Bank purchased $32 million in loans from this provider in 1998.

     The Bank's recently purchased loans are collateralized by properties located primarily in Florida, although the Bank has in the past purchased loans collateralized by properties located outside the State of Florida. At December 31, 1998, $82.8 million, or 7.8%, of all loans in the Bank's portfolio, were purchased from others. Of this amount, $3.4 million represented the Bank's interest in purchased participations. The Bank's largest loan participation was a $1.2 million interest in a loan secured by one- to four-family residences. The remaining loan participations consisted of loans secured by one- to four-family residential properties with an average balance of $12,000.

     Origination, Purchase and Sale of Loans. The table below shows the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                                                             Year Ended December 31,
                                                                              ------------------------------------------------------

                                                                                  1996                 1997                  1998
                                                                              -----------          -----------          ------------

                                                                                                 (In Thousands)
Loan receivable-gross, beginning of period ..........................           $ 561,474            $ 699,931           $  916,468
Originations:
      Real estate:
        One- to four-family residential (1) .........................             187,851              177,111              255,444
        Land loans ..................................................               3,207               30,908               23,089
        Commercial ..................................................                 390                5,664                9,668
        Multi-family ................................................               1,869                7,227                5,975
      Non-real estate loans:
        Consumer ....................................................              23,761               29,276               34,382
        Commercial Business .........................................              33,276               61,383               67,465
                                                                              -----------          -----------          -----------
      Total originations ............................................             250,354              311,569              396,023
Acquired as part of acquisition .....................................                  --               52,957                   --
Transfer of mortgage loans to foreclosed real estate
      and in-substance foreclosure ..................................                (593)              (2,403)              (1,542)

Loan purchases ......................................................              21,153               35,647               45,157
Repayments ..........................................................            (115,440)            (169,599)            (241,478)

Loan sales ..........................................................             (17,017)             (11,634)             (53,702)
                                                                              -----------          -----------          -----------
Net loan activity ...................................................             138,457              216,537              144,458
                                                                              -----------          -----------          -----------
Total loans receivable-gross, end of period .........................           $ 699,931            $ 916,468           $1,060,926
                                                                              ===========          ===========          ===========

------------------------------------
(1) Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.
(2)  This table is being presented on a gross loan receivable basis.

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives loan origination fees. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 1998, the Bank had $1.6 million of deferred loan origination fees and $5.3 million of deferred loan origination costs. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     The Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Bank recognized fees and service charges of $3.2 million, $3.6 million and $4.6 million for the years ended December 31, 1996, 1997, and 1998, respectively.

     Loans-to-One Borrower. Savings associations are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 1998, the Bank's largest outstanding loan balance to one borrower totaled $12 million which was secured by residential property under development in northern Palm Beach County, Florida. At that date, the Bank's second largest lending relationship totaled $6.8 million and was secured by various residential properties. The Bank's third largest lending relationship totaled $6.0 million and was secured by accounts receivable and inventory. The Bank's fourth largest lending relationship totaled $5.5 million and was secured by various residential properties. The Bank's fifth largest lending relationship totaled $4.3 million and was secured by various residential properties. The Bank's regulatory limit on loans-to-one borrower was $15.9 million at December 31, 1998.

Mortgage-Backed Securities

     The Bank also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities consist primarily of fixed-rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Mortgage-backed securities totaled $389.3 million at December 31, 1998 and had a market value of $389.3 million. Effective December 31, 1993, the Bank implemented SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of the adoption of this accounting principle, the Bank declared its investment in adjustable rate, mortgage-backed securities as available for sale. In November 1995, FASB issued "A Guide to Implementation of SFAS 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q & A Guide"). SFAS 115 Q & A Guide permits an entity to conduct a one time reassessment of the classifications of all securities held at that time. On November 28, 1995, in conformity with the SFAS 115 Q & A Guide, management of the Bank classified all securities as "Available for Sale". As a result, all such securities are now presented at fair value, as determined by market quotations.

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

                                                                                                  Year Ended December 31,
                                                                                        --------------------------------------------
                                                                                           1996             1997             1998
                                                                                        ---------        ---------        ----------

                                                                                                       (In Thousands)
Mortgage-backed securities at beginning of period ...............................       $ 159,761        $ 123,599        $ 234,132
Purchases .......................................................................           9,962          131,956          310,581
Acquired as part of Acquisition of BankBoynton ..................................              --              205               --
Sales ...........................................................................         (19,641)              --          (26,044)
Repayments ......................................................................         (23,608)         (22,325)        (125,105)
Discount (premium) amortization .................................................               3             (304)          (2,503)
Increase (decrease) in market value of securities held for sale in
 accordance with SFAS 115 .......................................................          (2,878)           1,001           (1,798)
                                                                                        ---------        ---------        ---------
Mortgage-backed securities at end of period .....................................       $ 123,599        $ 234,132        $ 389,263
                                                                                        =========        =========        =========

     The following table sets forth the allocation of fixed and adjustable rate mortgage-backed securities for the periods indicated.

                                                                                       At December 31,
                                                         --------------------------------------------------------------------------
                                                                   1996                      1997                      1998
                                                         ----------------------    ----------------------    ----------------------
                                                             $            %             $            %            $            %
                                                         ---------    ---------    ---------    ---------    ---------     --------
                                                                                   (Dollars In Thousands)
  Mortgage-backed securities, net:
    Adjustable:
      FHLMC .......................................      $ 15,900        12.78%     $ 48,469       20.57%     $102,756       26.27%
      FNMA ........................................        29,576        23.76        43,825       18.60        56,490       14.44
      GNMA ........................................         1,963         1.58         1,586        0.67           995         .25
                                                         --------      -------      --------      ------      --------      ------
        Total adjustable ..........................        47,439        38.12        93,880       39.84       160,241       40.96
                                                         --------      -------      --------      ------      --------      ------
    Fixed:
      FHLMC .......................................        56,245        45.20        83,326        35.36      122,463       31.30
      FNMA ........................................        11,771         9.46        26,497        11.24       86,166       22.02
      GNMA ........................................         8,144         6.54        30,429        12.91       20,393        5.22
                                                         --------      -------      --------      -------     --------      ------
        Total fixed ...............................        76,160        61.20       140,252        59.51      229,022       58.54
                                                         --------      -------      --------      -------     --------      ------
Accrued interest ..................................           842         0.68         1,530         0.65        1,941         .50
                                                         --------      -------      --------      -------     --------      ------
   Total mortgage-backed securities, net ..........      $124,441       100.00%     $235,662       100.00%    $391,204      100.00%
                                                         ========      =======      ========      =======     ========      ======


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

     Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status and considered non-performing when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income. At December 31, 1998, the Bank had non-performing loans of $3.9 million, and a ratio of non-performing loans to net loans receivable of .39%.

     Real estate acquired by the Bank as a result of foreclosure or by the deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the Bank's earnings. Any subsequent write-down of REO is also charged against earnings. At December 31, 1998, the Bank had approximately $907,000 of property acquired as the result of foreclosure and classified as REO. At December 31, 1998, the Bank had non-performing assets of $4.8 million and a ratio of non-performing assets to total assets of .30%.

Delinquent Loans and Non-Performing Assets

     The following table sets forth information regarding the Bank's non-accrual mortgage loans delinquent 90 days or more, non-accrual consumer and commercial business loans delinquent 60 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, the Bank fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15.

                                                                                             At December 31,
                                                                 -------------------------------------------------------------
                                                                   1994          1995         1996         1997         1998
                                                                 ---------    ---------    ---------    ---------     --------
                                                                                    (Dollars in Thousands)
Delinquent Loans:
  One- to four-family residential (1) ...................        $1,299         $1,513       $2,637        $2,610       $3,677
  Commercial and multi-family real estate ...............           335            201          461           140           51
  Land ..................................................           159             10           84           187           --
  Consumer and commercial business loans (3) ............           135            140          108           312          131
                                                                 ------         ------       ------        ------       ------
Total Delinquent loans ..................................         1,928          1,864        3,290         3,249        3,859
Total REO and loans foreclosed in-substance .............           608            643           93           967          907
                                                                 ------         ------       ------        ------       ------
      Total nonperforming assets (2) ....................        $2,536         $2,507       $3,383        $4,216       $4,766
                                                                 ======         ======       ======        ======       ======
Total loans delinquent 90 days or more to net
  loans receivable (3) ..................................          0.42%          0.35%        0.50%         0.38%        0.39%
Total loans delinquent 90 days or more to
  total assets (3) ......................................          0.27%          0.24%        0.38%         0.27%        0.25%
Total nonperforming loans, loans foreclosed
   in substance and REO to total assets .................          0.36%          0.32%        0.39%         0.35%        0.30%

------------------------------------
(1) At December 31, 1998, the Bank had no delinquent or non-performing construction loans.
(2)  Net of specific valuation allowances.
(3)  Includes consumer and commercial business loans delinquent 60 days or more.

     During the year ended December 31, 1998, gross interest income of approximately $317,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during 1998.

     The following table sets forth information with respect to loans past due 60-89 days in the Bank's portfolio at the dates indicated.

                                                                           At December 31,
                                                   -------------------------------------------------------------
                                                     1994          1995         1996         1997         1998
                                                   ---------    ---------    ---------    ---------     --------
                                                                           (In Thousands)
Loans past due 60-89 days:
      One- to four-family residential (1)........  $   1,554    $   1,272    $   2,038    $   3,014     $  2,049
      Commercial real estate and multi-family....        100          106           55           54           --
      Consumer and commercial business loans.....          7          106           19           83            8
      Land loans.................................         48            1           --           --           11
                                                   ---------    ---------    ---------    ---------     --------
        Total past due 60-89 days................  $   1,709    $   1,485    $   2,112    $   3,151     $  2,068
                                                   =========    =========    =========    =========     ========

--------------------------------
(1)  (Includes construction loans)

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

     The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                                          At December 31,
                                                   -----------------------------
                                                    1996       1997        1998
                                                   ------     ------      ------
                                                         (In Thousands)

Substandard assets (1)(2) ..................      $3,207      $3,961      $4,752
Doubtful assets (2) ........................          --          --          --
Loss assets (2) ............................          --          --          --
                                                  ------      ------      ------
      Total classified assets (2) ..........      $3,207      $3,961      $4,752
                                                  ======      ======      ======
------------------------------------
(1)  Includes REO and in-substance foreclosures.
(2)  Net of specific valuation allowances.

     The following table sets forth information regarding the Bank's delinquent loans, REO and loans foreclosed in-substance at December 31, 1998.


                                                            Balance      Number
                                                            -------      ------
                                                          (Dollars In Thousands)
Residential real estate:
   Loans 60 to 89 days delinquent ....................       $2,049        26
   Loans more than 89 days delinquent ................        3,677        68
Commercial and multi-family real estate:
   Loans 60 to 89 days delinquent ....................           --        --
   Loans more than 89 days delinquent ................           51         1
Land loans:
   Loans 60 to 89 days delinquent ....................           11         1
   Loans more than 89 days delinquent ................           --        --
Consumer and commercial business loans
    60 days or more delinquent .......................          131        10
REO ..................................................          907        10
                                                             ------    ------
      Total ..........................................       $6,826       116
                                                             ======    ======

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

     Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. Management believes that the Bank's current allowance for loan losses is adequate; however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. Further, as the Bank is expanding its portfolio of commercial business loans, which are deemed to have greater credit risk than single family mortgage loans, management of the Bank expects to provide greater allowances for loan losses than have been considered necessary in the past.

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                              At December 31,
                                                     ----------------------------------------------------------------
                                                        1994        1995          1996           1997          1998
                                                     ---------    ---------     ---------     ---------     ---------
                                                                          (Dollars in Thousands)
Total net loans receivable outstanding ...........   $ 456,543    $ 532,333     $ 661,700     $ 861,257     $ 977,166
                                                     =========    =========     =========     =========     =========
Average net loans receivable outstanding .........   $ 441,573    $ 490,088     $ 605,507     $ 735,949     $ 917,647
                                                     =========    =========     =========     =========     =========

Allowance balance (at beginning of period) .......   $   2,865    $   2,566     $   2,265     $   2,263     $   3,294
Reclassification of valuation allowances
  on in-substance foreclosure ....................          --           --            --            --            --
Acquired as part of Acquisition of BankBoynton:
  Real estate ....................................          --           --            --           208            --
  Consumer .......................................          --           --            --           959            --
Provision for losses:
  Real estate ....................................          73         (199)          133           165           115
  Consumer and commercial business loans .........          39          (11)           31             5           (38)
Charge-offs:
  Real estate ....................................        (229)         (89)         (145)          (98)          (85)
  Consumer and commercial business loans .........        (182)          (2)          (21)         (208)          (60)
Recoveries:
  Real estate ....................................          --           --            --            --            --
  Consumer and commercial business loans .........          --           --            --            --            --
                                                     ---------    ---------     ---------     ---------     ---------
      Allowance balance (at end of period) .......   $   2,566    $   2,265     $   2,263     $   3,294     $   3,226
                                                     =========    =========     =========     =========     =========
Allowance for loan losses as a percent of net
   loans receivable at end of period .............        0.56%        0.43%         0.34%         0.38%         0.33%
Net loans charged-off as a percent of average
  loans outstanding ..............................        0.10%        0.02%         0.03%         0.04%         0.01%
Ratio of allowance for loan losses to total
  non-performing loans at end of period (1) ......      132.61%      121.51%        68.78%       101.39%       100.59%
Ratio of allowance for loan losses to total
  non-performing loans, REO and in-substance
  foreclosures at end of period (1) ..............      100.90%       90.35%        66.89%        78.13%        78.42%

------------------------------------
(1)  Net of specific reserves.

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



                                                                                           At December 31,
                                                                  ------------------------------------------------------------------
                                                                          1996                    1997                  1998
                                                                  ---------------------   --------------------    ------------------
                                                                             % of Loans             % of Loans           % of Loans
                                                                              In Each                In Each              In Each
                                                                            Category to            Category to           Category to
                                                                    Amount  Total Loans   Amount   Total Loans    Amount Total Loans
                                                                   -------  -----------   ------   -----------    ------ -----------
                                                                                        (Dollars in Thousands)
Balance at end of period applicable to:
  One- to four-family residential mortgage ....................     $1,095     83.89%     $1,547      82.86%      $2,128     83.18%
  Commercial real estate and multi-family residential .........        571      6.12         441       7.04          753      7.04
  Land loans ..................................................        119      1.70         209       1.32          203      0.81
  Other .......................................................        478      8.29       1,097       8.78          142      8.97
                                                                    ------    ------      ------     ------       ------    ------
     Total allowance for loan losses...........................     $2,263    100.00%     $3,294     100.00%      $3,226    100.00%
                                                                    ======    ======      ======     ======       ======    ======

Investment Activities

     In prior years, the Bank increased the percentage of its assets held in its investment portfolio as part of its strategy of maintaining higher levels of liquidity which improve the Bank's interest rate risk position. The Bank's investment portfolio comprises U.S. government and agency securities, corporate debt securities, municipal bonds, FHLB Stock and interest earning deposits. The carrying value of the Bank's investment securities totaled $111.0 million at December 31, 1998, compared to $61.7 million at December 31, 1997. The Bank's interest-bearing deposits due from other financial institutions with original maturities of three months or less, totaled $32.1 million at December 31, 1998, compared to $33.7 million at December 31, 1997.

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. See "Regulation--Federal Regulations--Liquidity Requirements" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the Annual Report. The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities.

     Investment Portfolio. The following tables set forth the carrying value of the Bank's investments at the dates indicated. At December 31, 1998, the market value of the Bank's investments was approximately $111.0 million. As allowed by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the Bank declared its investment in U.S. Government and agency obligations as available for sale. As a result, such securities are now presented at fair value, as determined by market quotations. The market value of investments includes interest-earning deposits and FHLB stock at book value, which approximates market value.

                                                                                                      At December 31,
                                                                                ----------------------------------------------------
                                                                                  1996                  1997                  1998
                                                                                --------              --------              --------
                                                                                                  (In Thousands)
U.S. Government and agency obligations ...........................              $  8,035              $ 13,861              $ 15,924

Corporate debt securities ........................................                    --                    --                44,488

Municipal bonds ..................................................                   430                 2,216                 2,900

Interest-earning deposits ........................................                27,127                33,688                32,075

FHLB stock .......................................................                 6,148                11,955                15,658
                                                                                --------              --------              --------
      Total investments ..........................................              $ 41,740              $ 61,720              $111,045
                                                                                ========              ========              ========


     During 1998, the Bank began to diversify its investments in mortgage-backed securities by purchasing investment grade rated, floating rate trust preferred securities of other financial institutions. In doing so, the Bank was relying on regulations which permit an investment of up to 35% of its assets in "commercial paper and corporate debt securities." In November of 1998, the Office of Thrift Supervision ("OTS") issued TB-73, which among other matters stated concerns over institutions' investment in trust preferred securities, citing increased interest rate risks as a result of the predominant fixed rate nature of such securities and that some of these securities could have their maturities extended at the issuer's option. As a result, the OTS adopted limitations on the investment of such securities to 15% of a regulated institution's equity, but adopted a method by which an institution could appeal the limitation.

     At December 31, 1998, the Bank's investment in trust preferred securities was 2.8% of its assets and 42.7% of its regulatory capital. Most issues of trust preferred securities appear to be fixed rate and unrated as to credit risk including Fidelity Bankshares, Inc.'s issue of "Guaranteed Preferred Beneficial Interests in Company's Debentures." However, the Bank's investment policy specifically restricts its investment in such securities to $50 million, investment grade and floating rate to improve its interest rate risk. The Bank has appealed to the OTS to permit it to continue its investment at current levels and noted in its appeal that its investments had floating interest rates and the issuers did not have the option to extend the maturities. Management of the Bank is unable to predict the outcome of its appeal.

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at December 31, 1998.


                                                                            At December 31, 1998
                                                      -----------------------------------------------------------------
                                                        One Year or Less     One to Three Years   Three to Five Years
                                                      --------------------  --------------------- ---------------------
                                                                 Annualized            Annualized            Annualized
                                                                 Weighted              Weighted              Weighted
                                                      Amortized   Average   Amortized   Average   Amortized   Average
                                                        Cost       Yield      Cost       Yield      Cost       Yield
                                                      ---------  ---------- ---------  ---------- ---------  ----------
Debt securities:
U.S. Government agency securities .............        $ 11,796      6.1%    $  3,999     5.8%    $     --        --%
Corporate debt Securities .....................          46,000      6.3           --      --           --        --
Municipal bonds ...............................           1,101      4.6          980     4.0          444      3.90
FHLB stock ....................................          15,658      7.5           --      --           --        --
Interest-earning deposits .....................          32,075      4.9           --      --           --        --
                                                      ---------  ---------- ---------  ---------- ---------  ----------
      Total ...................................        $106,630      6.0%    $  4,979     5.5%    $    444      3.90%
                                                      =========  ========== =========  ========== =========  ==========
                                                       Over Five Years                  Total
                                                   -----------------------      ------------------------
                                                                Annualized                                               Annualized
                                                                 Weighted                                      Average    Weighted
                                                   Amortized      Average       Amortize        Market         Life in     Average
                                                      Cost         Yield          Cost           Value         Years(1)     Yield
                                                   ---------    ----------      --------        --------       --------  -----------

                                                                                 (Dollars in Thousands)
Debt securities:
U.S. Government agency securities ..............    $     --         --%        $ 15,795        $ 15,924            .8        6.0%
Corporate debt Securities ......................          --         --           46,000          44,488          29.1        6.3
Municipal bonds ................................         358        3.8            2,883           2,900           2.4        4.2
FHLB stock .....................................          --         --           15,658          15,658            --        7.5
Interest-earning deposits ......................          --         --           32,075          32,075            --        4.9
                                                    --------        ---         --------        --------         -----       ----
      Total ....................................    $    358        3.8%        $112,411        $111,045          21.0        6.0%
                                                    ========        ===         ========        ========         =====       ====

---------------------------
(1) Total weighted average life in years calculated only on United States Government agency securities, corporate debt securities and municipal bonds.

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

      Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of the Bank's deposit portfolio as of December 31, 1998.


       Weighted                                                                                              Percentage
        Average                                                                   Minimum                     of Total
     Interest Rate        Minimum Term        Checking and Savings Deposits       Amount        Balances      Deposits
     -------------        ------------        -----------------------------       ------        --------      --------
                                                                                             (In Thousands)
         0.00  %              None              Non-interest-bearing demand      $     0        $  57,002          5.1%
         1.01                 None              NOW accounts                         100           94,848          8.5
         2.00                 None              Passbooks                            100          127,494         11.4
         2.50                 None              Money market accounts              2,500           44,481          4.0

                                                Certificates of Deposit
                                                -----------------------

         4.19             0 - 3 months          Fixed term, fixed rate             1,000        $  11,239          1.0%
         4.75             3 - 6 months          Fixed term, fixed rate             1,000           40,323          3.6
         5.26             6 - 12 months         Fixed term, fixed rate             1,000          296,224         26.4
         5.66            12 - 36 months         Fixed term, fixed rate             1,000          358,856         32.0
         6.10            36 - 60 months         Fixed term, fixed rate             1,000           90,279          8.0
                                                                                               ----------       ------
                                                                        Total                  $1,120,746        100.0%
                                                                                               ==========       =======

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                                     Balance     Increase      Balance     Deposit  Increase     Balance    Deposit
                                                    12/31/94     Decrease     12/31/95        %     Decrease     12/31/96      %
                                                  -----------    --------     --------     -------  --------     --------     ----
                                                                                 (Dollars in Thousands)
Noninterest bearing demand accounts ..............   $ 19,551    $  1,879     $ 21,430        3.6%  $  4,976     $ 26,406      3.8%
NOW, Super NOW and funds
  transfer accounts ..............................     65,025       2,861       67,886       11.4      2,672       70,558     10.2
Passbook and statement accounts ..................     99,198     (12,727)      86,471       14.5      1,063       87,534     12.6
Variable rate money market accounts ..............     55,516     (10,839)      44,677        7.5       (665)      44,012      6.3
Time Deposits:
  Maturing within 12 months ......................    243,557      38,676      294,202       47.4     64,710      358,912     51.7
  Maturing within 12-36 months ...................     34,405      41,018       57,236       12.7     22,658       79,894     11.5
  Maturing beyond 36 months ......................     20,983      (3,923)      23,278        2.9      4,124       27,402      3.9
                                                     --------    --------     --------     ------   --------     --------    -----

    Total ........................................   $538,235    $ 56,945     $595,180      100.0%  $ 99,538     $694,718    100.0%
                                                     ========    ========     ========     ======   ========     ========    =====

                                                           Increase     Balance       Deposit   Increase       Balance      Deposit
                                                           Decrease     12/31/97         %      Decrease       12/31/98        %
                                                          ----------   ----------     -------  ----------     ----------    -------
                                                                                    (Dollars in Thousands)
Noninterest bearing demand accounts ..................    $    9,482   $   35,888        4.1%  $   21,114     $   57,002        5.1%
NOW, Super NOW and funds
  transfer accounts ..................................        11,594       82,152        9.4       12,696         94,848        8.5
Passbook and statement accounts ......................        17,548      105,082       12.1       22,412        127,494       11.4
Variable rate money market accounts ..................        (1,877)      42,135        4.8        2,346         44,481        4.0
Time Deposits:
  Maturing within 12 months ..........................        28,599      387,511       44.4     (133,230)       254,281       22.7
  Maturing within 12-36 months .......................        89,334      169,228       19.4      263,897        433,125       38.6
  Maturing beyond 36 months ..........................        22,942       50,344        5.8       59,171        109,515        9.7
                                                          ----------   ----------     ------   ----------     ----------      -----

    Total ............................................    $  177,622   $  872,340      100.0%  $  248,406     $1,120,746      100.0%
                                                          ==========   ==========     ======   ==========     ==========      =====

     The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                                                   At December 31,
                                      ------------------------------------------
                                        1996             1997             1998
                                      --------         --------         --------
Rate                                               (In Thousands)
----
1.01 - 2.00% ................         $    949         $    895         $  1,018
2.01 - 3.00% ................                2              301               --
3.01 - 4.00% ................               20                6                6
4.01 - 5.00% ................           34,308           11,225          125,019
5.01 - 6.00% ................          333,998          441,810          564,002
6.01 - 7.00% ................           93,788          152,453          106,719
7.01 - 8.00% ................            3,079              353              157
8.01 - 9.00% ................               64               40               --
                                      --------         --------         --------
                                      $466,208         $607,083         $796,921
                                      ========         ========         ========

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 1998.

                                                                        Amount Due
                                        ---------------------------------------------------------------------------
                                        Less Than     1-2        2-3        3-4        4-5      After 5
                                        One Year     Years      Years      Years      Years      Years      Total
                                        ---------    -----      -----      -----      -----     -------     -----
                                                                      (In Thousands)
Rate
   1.01 - 2.00%.....................    $   1,018  $      --  $      --  $      --  $      --  $      --  $   1,018
   2.01 - 3.00%.....................           --         --         --         --         --         --         --
   3.01 - 4.00%.....................            6         --         --         --         --         --          6
   4.01 - 5.00%.....................       81,319     35,628      7,529        314         36        193    125,019
   5.01 - 6.00%.....................      136,525    187,695    150,103      1,851     86,896        932    564,002
   6.01 - 7.00%.....................       35,413     34,508     17,539     16,008      3,188         63    106,719
   7.01 - 8.00%.....................           --        123         --         34         --         --        157
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        $ 254,281  $ 257,954  $ 175,171  $  18,207  $  90,120  $   1,188  $ 796,921
                                        =========  =========  =========  =========  =========  =========  =========

     The following table indicates the amount of the Bank's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.


                    Remaining Maturity                            Amounts
                    ------------------                            -------
                                                              (In Thousands)

         Three months or less..........................         $  43,908
         Three through six months......................            28,777
         Six through twelve months.....................            35,703
         Over twelve months............................           128,886
                                                                ---------
             Total.....................................         $ 237,274
                                                                =========

         The following table sets forth the net changes in the deposit activities of the Bank for the periods indicated.

                                                          Year Ended December 31,
                                                   ------------------------------------
                                                      1996         1997         1998
                                                   ----------   ----------   ----------
                                                              (In Thousands)
Deposits .......................................   $2,557,621   $3,353,672   $4,359,705
Acquired as part of acquisition ................           --       41,730           --
Withdrawals ....................................    2,480,059    3,250,906    4,145,444
                                                   ----------   ----------   ----------
Net increase (decrease) before interest credited       77,562      144,496      214,261
Interest credited ..............................       21,976       33,126       34,145
                                                   ----------   ----------   ----------
Net increase (decrease) in deposits ............   $   99,538   $  177,622   $  248,406
                                                   ==========   ==========   ==========

Borrowings

     Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. If the need arises, the Bank, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At December 31, 1998, the Bank had $303.1 million in FHLB advances outstanding.

     The FHLB functions as a central reserve bank providing credit for the Bank and other member savings institutions and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. All FHLB advances have fixed interest rates and mature between two and 10 years, except for $28.3 million in such advances, bearing interest at 8.17%, which mature in the fourth quarter, 1999..

                                                    Year Ended December 31,
                                              ---------------------------------
                                               1996         1997         1998
                                              -------     --------     --------
                                                       (In Thousands)
FHLB advances:
   Maximum month-end balance  ...........      91,135     $239,091     $318,527
   Balance at end of period .............      82,517      239,091      303,140
   Average balance ......................      84,351      119,759      286,094

Weighted average interest rate on:
   Balance at end of period .............        6.74%        6.41%        5.94%
   Average balance for period ...........        6.79%        6.27%        6.06%

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

     Based on total assets as of $1.6 billion, the Bank was the largest savings institution headquartered in Palm Beach County, and the Bank held approximately 5.1% of all financial institution deposits in Palm Beach County.

Subsidiary Activities

     The Bank has one active wholly owned subsidiary, Fidelity Realty and Appraisal Service, Inc., a Florida corporation ("FRAS"). FRAS is primarily engaged in providing appraisal services for the Bank and selling the Bank's REO. At December 31, 1998, FRAS had a cumulative deficit of $96,000. For the year ended December 31, 1998, FRAS had net income of $70,000.

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

Personnel

     As of December 31, 1998, the Bank had 370 full-time and 45 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

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

     Savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, are required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations are required to maintain minimum core capital of 4% to 5% of total adjusted assets. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. At December 31, 1998, the Bank's ratio of core capital to total adjusted assets was 6.7%. The OTS prohibits savings associations from disclosing their CAMEL ratings. (See notes to consolidated financial statements.)

     A savings association that does not meet the minimum regulatory capital requirements because of the failure to satisfy the core capital requirement will be required to submit a capital restoration plan to the OTS that sets forth in reasonable detail the steps the association will take to be in compliance. The capital plans will be required to be filed within 60 days of the effective date of the new regulation. If the OTS rejects a savings association's capital plan, the OTS may require an amended capital plan to be filed, or the OTS can take supervisory action against the association.

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

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1998 the Bank had $15.7 million in FHLB of Atlanta stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past five years such dividends have averaged 7.02%, and was 7.44% for the year ended December 31, 1998. Certain provisions of FIRREA require all 12 FHLBs to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

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

     Under the QTL's statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans and loans on the security of other residential real estate and mobile homes as well as a designated percentage of consumer loans are "qualified thrift investments," as are shares of stock of the FHLB, investments or deposits in other insured institutions, securities issued by the FNMA, FHLMC or GNMA and other mortgage-related securities. Investments in nonsubsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities. Also included in qualified thrift investments are mortgage servicing rights, whether such rights are purchased by the insured institution or created when the institution sells loans and retains the right to service such loans.

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

     As of December 31, 1998, the Bank was in compliance with the QTL requirement. At December 31, 1998, 87.5% of the Bank's assets were "qualified thrift investments."

     Liquidity Requirements. Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4.0%.

     For purposes of this ratio, liquid assets include specified short-term assets (such as cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations), and long-term assets such as United States Treasury obligations of more than one and less than five years and federal agency obligations with a minimum term of 18 months. The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from dealers in United States Government securities or Associations whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. FIRREA also authorizes the OTS to designate as liquid assets certain mortgage-related securities and certain mortgage loans (qualifying as backing for certain mortgage-backed securities) with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of the liquidity requirements. The monthly average liquidity ratio of the Bank for December 1998 was 7.12% and exceeded the then applicable requirement of 4.0%.

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

     Limitations on Capital Distributions. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. An institution that meets its regulatory capital requirement, but not its fully phased-in capital requirement before or after its capital distribution ("Tier 2 Association") may, after prior notice but without the approval of the OTS, make capital distributions of: up to 75% of its net income over the most recent four quarter period if it satisfies the risk-based capital requirement that would be applicable to it on January 1, 1993, computed based on its current portfolio; up to 50% of its net income over the most recent four quarter period if it satisfies the risk based capital standard that was applicable to it on January 1, 1991, computed based on its current portfolio; and up to 25% of its net income over the most recent four quarter period if it satisfies its current risk-based capital requirement. In computing the institution's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution ("Tier 3 Association") may not make any capital distributions without the prior approval of the OTS. In addition, the OTS would prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In addition, FDICIA provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution. Also, an institution meeting the Tier 1 capital criteria which has been notified that it needs more than normal supervision will be treated as a Tier 2 or Tier 3 Association unless the OTS deems otherwise. A recently proposed OTS rule would amend the capital distribution regulation to provide that a Tier 1 Association would be permitted to make capital distributions under the Tier 1 standard or, consistent with the highest Tier 2 standard, at 75% of its net income to date over the most recent four quarter period.
As of December 31, 1998, the Bank was a Tier 1 Association.

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

     Holding Company Regulation. The Company and the Mutual Holding Company are holding companies within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"). As such, the Company and the Mutual Holding Company are registered with and is subject to OTS examination and supervision as well as certain reporting requirements. In addition, the operations of the Company and the Mutual Holding Company are subject to the Regulations as well as other regulations promulgated by the OTS from time to time. As a SAIF-insured subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in dealing with the Company and Mutual Holding Company and with other persons affiliated with the Company and the Mutual Holding Company and will continue to be subject to examination and supervision by the OTS and the FDIC.

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

     The Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $54.0 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At December 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Federal Regulations--Liquidity Requirements."

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

     Florida Taxation. Foreign corporations, like the Company, pay a 5 1/2% tax on the portion of their net taxable income which is allocable to the State of Florida.

     The Company has not been audited by the Internal Revenue Service, the State of Delaware or the State of Florida within the past five years. See Notes 1 and 13 to the Financial Statements.

Executive Officers of the Registrant

     Listed below is information, as of December 31, 1998, concerning the Registrant's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.


         Name                      Age                               Position and Term
         ----                      ---             ------------------------------------------------------
Vince A. Elhilow                    59             President since 1987 and Chief Executive Officer since
                                                   1992; Director of the Bank since 1984

Richard D. Aldred                   54             Executive Vice President as of December 31, 1994;
                                                   Treasurer and Chief Financial Officer since 1985

Joseph C. Bova                      54             Executive Vice President as of December 31, 1994; Lending
                                                   Operations Manager

Robert L. Fugate                    50             Executive Vice President as of December 31, 1994; Banking
                                                   Operations Manager since 1982

Christopher H. Cook                 55             Executive Vice President as of December 31, 1996;
                                                   Corporate Counsel since 1996


Patricia C. Clager                  63             Vice President since 1990; Corporate Secretary since 1987;
                                                   Assistant to the Chairman of the Board

ITEM 2. PROPERTIES

     The Bank conducts its business through its main office located in West Palm Beach, Florida, and 20 additional full service branch offices located in Palm Beach and Martin counties and two loan production offices located in Palm Beach and Broward counties. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1998. The aggregate net book value of the Bank's premises and equipment was $37.7 million at December 31, 1998.


LOCATION                               OPENING DATE                    OWNERSHIP                       ANNUAL RENT
--------                               ------------                    ---------                       -----------

Main Office                               12/22/52                     Fee Simple/                      $  7,420
218 Datura St.                                                         Ground Lease
West Palm Beach, Florida

45th St.                                  10/23/60                     Fee Simple                             --
4520 45th St.
West Palm Beach, Florida

Northlake                                 11/15/65                     Fee Simple                              --
950 Northlake Blvd
Lake Park, Florida

Forest Hill                                4/05/71                     Fee Simple                              --
399 Forest Hill Blvd
West Palm Beach, Florida

Palm Beach                                 6/18/73                     Fee Simple                              --
245 Royal Poinciana
Palm Beach, Florida

Century Corners                            6/25/73                     Fee Simple                              --
4835 Okeechobee Blvd
West Palm Beach, Florida

Singer Island                              2/04/74                     Fee Simple                              --
1200 E. Blue Heron
Riviera Beach, Florida

Jupiter/Tequesta                           1/26/76                     Ground Lease                     $ 13,250
171 Tequesta Dr
Tequesta, Florida

Royal Palm Beach                           3/15/76                     Fee Simple                              --
100 Royal Palm Beach Blvd
Royal Palm Beach, Florida

Boynton Beach                             12/19/77                     Lease                            $136,872
1501 Corporate Dr
Boynton Beach, Florida


West Lake Worth                           12/03/79                     Fee Simple                              --
6535 Lake Worth Rd
Lake Worth, Florida

Wellington                                 6/02/80                     Fee Simple                              --
12000 W. Forest Hill Blvd
Wellington, Florida


LOCATION                               OPENING DATE                    OWNERSHIP                       ANNUAL RENT
--------                               ------------                    ---------                       -----------
Delray Beach                              10/20/80                     Ground Lease                     $ 69,121
5017 W. Atlantic Ave
Delray Beach, Florida

Jensen Beach                               9/14/81                     Fee Simple                              --
1021 NE Jensen Beach Blvd
Jensen Beach, Florida

Bear Lakes                                 5/15/89                     Lease                            $197,808
701 Village Blvd
West Palm Beach, Florida

Palm Beach Gardens                         5/20/91                     Lease                            $156,185
10973 N. Military Tr
Palm Beach Gardens, Florida

Kanner/Monterey                            7/06/93                     Fee Simple                              --
2401 S. Kanner Highway
Stuart, Florida

Stuart                                    12/13/93                     Fee Simple                              --
2980 South Federal Highway
Stuart, Florida

West Boynton Beach                         4/24/95                     Fee Simple                              --
9875 Jog Road
Boynton Beach, Florida

Boynton Beach Loan Production Office       1/02/96                     Lease                            $ 51,988
2240 Woolbright Road, Suite 350
Boynton Beach, Florida

West Forest Hill                           9/30/96                     Fee Simple                             --
3989 Forest Hill Blvd.
West Palm Beach, Florida

Coral Springs Loan Production Office       6/03/96                     Lease                            $ 14,357
4641 University Drive
Coral Springs, Florida

Jupiter
1240 W. Indiantown Road                    6/23/97                     Fee Simple                              --
Jupiter, Florida

Jupiter Farms
10058 Indiantown Road                      3/16/98                     Fee Simple                              --
Jupiter, Florida

Vero Beach Loan Production Office
1701 Highway AIA                           6/15/98                     Lease                            $  7,280
Vero Beach, Florida

     The Bank's accounting and record keeping activities are maintained on the Fiserv Solutions, Inc. (Fiserv) service bureau system. The Bank also owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software at December 31, 1998, was approximately $2,527,000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted during the fourth quarter of the year ended December 31, 1998 to a vote of securityholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
---------------------------------------------------------

     For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 1998 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
-------------------------------------------------------

     The "Selected Consolidated Financial and Other Data" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

     There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 1998.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
-------------------------------------------------

     Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 19, 1999 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Registrant's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "--Directors' Compensation," and "--Benefits."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
--------------------------------------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement.

ITEM 13. CERTAIN TRANSACTIONS
-----------------------------

     Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K
----------------------------------------------------

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

  (a)(1) Financial Statements
         --------------------

         .    Independent Auditors' Report

         .    Consolidated Statements of Financial Condition,
                     December 31, 1997 and 1998

         .    Consolidated Statements of Operations,
                     Years Ended December 31, 1996, 1997 and 1998

         .    Consolidated Statements of Changes in Stockholders' equity,
                     Years Ended December 31, 1996, 1997 and 1998

         .    Consolidated Statements of Cash Flows,
                     Years Ended December 31, 1996, 1997 and 1998

         .    Notes to Consolidated Financial Statements.

         (a)(2) Financial Statement Schedules
                -----------------------------

                No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3) Exhibits
                --------

                3.1  Certificate of Incorporation of Fidelity Bankshares, Inc.**

                3.2  Bylaws of Fidelity Bankshares, Inc.**

                4.1 Form of Indenture with respect to Fidelity Bankshares,
                    Inc.'s 8.375% Junior Subordinated Deferrable Interest*

                10.1 Employment Agreement with Vince A. Elhilow**

                10.2 Severance Agreement with Richard D. Aldred**

                10.3 Severance Agreement with Robert Fugate**

                10.4 Severance Agreement with Joseph Bova**

                10.5 1994 Stock Option Plan for Outside Directors**

                10.6 1994 Incentive Stock Option Plan**

                10.7 Recognition and Retention Plan for Employees**

                10.8 Recognition Plan for Outside Directors**

                13   1997 Annual Report to Stockholders

                21   Subsidiaries of the Registrant

                27   Financial Data Schedule

                ---------------

                * Filed as exhibits to the Company's Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).

                ** Filed as exhibits to the Company's Registration Statement on Form S-4 under the Securities Act of 1933, filed with the Securities and Exchange Commission on December 12, 1996 (Registration No. 333-17737).

                *** Filed with the Securities and Exchange Commission on May 13, 1997.

          **** Filed with the Securities and Exchange Commission on August 14,
               1997.

     (b)  Reports on Form 8-K:
          --------------------

          None

     (c)  The exhibits listed under (a)(3) above are filed herewith.

     (d)  Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIDELITY BANKSHARES, INC.



Date: March 23, 1999            By:  /s/Vince A. Elhilow
                                     -------------------------------------------
                                     Vince A. Elhilow
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/Vince A. Elhilow                                 By: /s/Richard D. Aldred
    -------------------------------------------------       ----------------------------------------------------
    Vince A. Elhilow, President and Chief                   Richard D. Aldred, Executive Vice President, Chief
      Executive Officer                                       Financial Officer and Treasurer
    (Principal Executive Officer)                           (Principal Financial and Accounting Officer)

Date: March 23, 1999                                    Date: March 23, 1999



By: /s/Joseph B. Shearouse, Jr.                         By: /s/Keith D. Beaty
    -------------------------------------------------       ----------------------------------------------------
    Joseph B. Shearouse, Jr., Chairman of the Board         Keith D. Beaty, Director

Date: March 23, 1999                                    Date: March 23, 1999


By: /s/F. Ted Brown, Jr.                                By: /s/Donald E. Warren
    -------------------------------------------------       ----------------------------------------------------
     F. Ted Brown, Jr., Director                             Donald E. Warren, Director

Date: March 23, 1999                                    Date: March 23, 1999