Form 10-Q
period 1999-03-31
FIDELITY BANKSHARES INC
filed 1999-05-10
CIK 1028336

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20552
                          __________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   There were 6,805,704 shares
of the Registrant's common stock outstanding as of April 30, 1999.

                           FIDELITY BANKSHARES, INC.
                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements....................................... 1

                 Consolidated Statements of Financial Condition as
                   of December 31, 1998 and March 31, 1999.................. 2

                 Consolidated Statements of Operations for the
                   three months ended March 31, 1998 and 1999............... 3

                 Consolidated Statements of Comprehensive
                   Operations for the three months
                   ended March 31, 1998 and 1999............................ 4

                 Consolidated Statements of Cash Flows for the
                   three months ended March 31, 1998 and 1999............... 5

                 Notes to Consolidated Financial Statements................. 6

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................ 12

PART II. OTHER INFORMATION.................................................. 20

PART I.          FINANCIAL INFORMATION
                 Item I.  Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Unaudited
                                                                                              December 31,                 March 31,
                                                                                                 1998                        1999
                                                                                         ===========================================
                                                                                                       (In Thousands)
ASSETS
CASH AND CASH EQUIVALENTS:
       Cash and amounts due from depository institutions .............................           $    27,951            $    28,623
       Interest-bearing deposits .....................................................                32,075                 37,091
                                                                                                 -----------            -----------
             Total cash and cash equivalents .........................................                60,026                 65,714
ASSETS AVAILABLE FOR SALE (At Fair Value):
       Government and agency securities ..............................................                18,824                 39,412
       Mortgage-backed and other securities ..........................................               389,263                367,044
       Corporate debt securities .....................................................                44,488                 44,923
                                                                                                 -----------            -----------
             Total assets available for sale .........................................               452,575                451,379
LOANS RECEIVABLE, Net (Notes 2, 3) ...................................................               977,166              1,012,716
OFFICE PROPERTIES AND EQUIPMENT, Net .................................................                37,708                 38,729
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market .....................                15,658                 15,561
REAL ESTATE OWNED, Net ...............................................................                   907                    350
ACCRUED INTEREST RECEIVABLE ..........................................................                 7,549                  7,507
DEFERRED INCOME TAX ASSET ............................................................                 1,443                  1,253
OTHER ASSETS .........................................................................                13,895                 13,679
                                                                                                 ===========            ===========
TOTAL ASSETS .........................................................................           $ 1,566,927            $ 1,606,888
                                                                                                 ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .............................................................................           $ 1,120,746            $ 1,161,869
OTHER BORROWED FUNDS .................................................................                 6,981                  8,104
ADVANCES FROM FEDERAL HOME LOAN BANK .................................................               303,140                301,211
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE ........................................                 3,081                  7,156
DRAFTS PAYABLE .......................................................................                 9,605                  7,968
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
       JUNIOR SUBORDINATED DEBENTURES ................................................                28,750                 28,750
OTHER LIABILITIES ....................................................................                 9,625                  8,780
                                                                                                 -----------            -----------
       TOTAL LIABILITIES .............................................................             1,481,928              1,523,838
                                                                                                 -----------            -----------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued ............................                  --                     --
COMMON STOCK ($ .10 par value) 8,200,000 authorized shares,
       6,803,042 shares outstanding at December 31, 1998, and
       6,805,704 shares outstanding at March 31, 1999 ................................                   680                    681
ADDITIONAL PAID IN CAPITAL ...........................................................                40,535                 40,659
RETAINED EARNINGS - substantially restricted .........................................                52,018                 51,617
TREASURY STOCK, at cost, 394,029 shares at December 31, 1998 and
       489,848 shares at March 31, 1999 ..............................................                (7,258)                (9,222)
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN ..............................                  (658)                  (575)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 6) ........................................                  (318)                  (110)
                                                                                                 -----------            -----------
       TOTAL STOCKHOLDERS' EQUITY (Note 4) ...........................................                84,999                 83,050
                                                                                                 -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................           $ 1,566,927            $ 1,606,888
                                                                                                 ===========            ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Unaudited
                                                                                                      For the Three Months Ended
                                                                                                                March 31,
                                                                                                       1998                  1999
                                                                                            ========================================
                                                                                              (In thousands, except per share data)
Interest income:
      Loans ............................................................................             $ 17,336              $ 18,846
      Investment securities ............................................................                  240                   321
      Other investments ................................................................                  835                   823
      Mortgage-backed and other securities .............................................                4,409                 6,064
                                                                                                     --------              --------
            Total interest income ......................................................               22,820                26,054
                                                                                                     --------              --------
Interest expense:
      Deposits .........................................................................               10,015                12,267
      Advances from Federal Home Loan Bank and other borrowings ........................                4,265                 5,159
                                                                                                     --------              --------
            Total interest expense .....................................................               14,280                17,426
                                                                                                     --------              --------

Net interest income ....................................................................                8,540                 8,628

Provision for (recovery from) loan losses ..............................................                  (69)                   34
                                                                                                     --------              --------

Net interest income after provision for loan losses ....................................                8,609                 8,594
                                                                                                     --------              --------
Other income:
      Servicing income and other fees ..................................................                1,089                 1,238
      Net gain on sale of loans, investments
            and mortgage-backed securities .............................................                  671                   206
      Miscellaneous ....................................................................                  154                   367
                                                                                                     --------              --------
            Total other income .........................................................                1,914                 1,811
                                                                                                     --------              --------
Operating expense:
      Employee compensation and benefits ...............................................                3,807                 4,741
      Occupancy and equipment ..........................................................                1,437                 1,805
      Loss on real estate owned ........................................................                   17                  (100)
      Marketing ........................................................................                  258                   257
      Federal deposit insurance premium ................................................                  132                   159
      Other ............................................................................                1,362                 1,556
                                                                                                     --------              --------
            Total operating expense ....................................................                7,013                 8,418
                                                                                                     --------              --------

Income before provision for income taxes ...............................................                3,510                 1,987
                                                                                                     --------              --------
Provision for income taxes:
      Current ..........................................................................                1,297                   690
      Deferred .........................................................................                  120                    80
                                                                                                     --------              --------
            Total provision for income taxes ...........................................                1,417                   770
                                                                                                     --------              --------

Net income .............................................................................             $  2,093              $  1,217
                                                                                                     ========              ========
Earnings per share (Note 5):
      Basic ............................................................................             $   0.31              $   0.19
                                                                                                     ========              ========
      Diluted ..........................................................................             $   0.31              $   0.19
                                                                                                     ========              ========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Unaudited
                                                                                                                     For the
                                                                                                                Three Months Ended
                                                                                                                    March 31,
                                                                                                                1998          1999
                                                                                                              ======================
                                                                                                                  (In Thousands)
Net income ..............................................................................................      $ 2,093       $ 1,217
Other comprehensive income, net of tax:
                     Unrealized gains (losses) on assets available for sale:
                                        Unrealized holding gains (losses) arising during period .........          173           208
                                        Less:  reclassification adjustment for gains realized
                                                           in net income ................................         (320)         --
                                                                                                               -------       -------

Comprehensive income (Note 6) ...........................................................................      $ 1,946       $ 1,425
                                                                                                               =======       =======


FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 1998 AND 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Unaudited
                                                                                                          For the Three Months Ended
                                                                                                                    March 31,
                                                                                                                1998         1999
                                                                                                          ==========================
                                                                                                                 (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income .............................................................................................    $   2,093     $   1,217
Adjustments to reconcile net income to net cash provided by (used
          Depreciation and amortization ................................................................          385           600
          ESOP and Recognition and Retention Plan compensation exp .....................................          234           137
          Accretion of discounts, amortization of premiums, and ot .....................................          (89)          614
          Provision for loan losses and real estate losses .............................................          (69)           34
          Provisions for (gains) losses and net (gains) losses on ......................................           14           (80)
          Net (gain) on sale of:
                 Loans .................................................................................         (154)         (206)
                 Mortgage-backed securities ............................................................         (516)         --
(Increase) decrease in accrued interest receivable .....................................................         (608)           42
Decrease in other assets ...............................................................................          110           216
Increase (decrease) in drafts payable ..................................................................          424        (1,637)
(Increase) decrease in deferred income taxes ...........................................................          (87)          190
Increase (decrease) in other liabilities ...............................................................        1,865        (1,716)
                                                                                                            ------------------------
                 Net cash from (used for) operating activities .........................................        3,602          (589)
                                                                                                            ------------------------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans ......................................................      (33,688)      (38,027)
Principal payments received on mortgage-backed securities ..............................................       16,796        31,478
Purchases of:
          Loans ........................................................................................      (12,082)       (9,296)
          Mortgage-backed and other securities .........................................................      (94,963)
          Federal Home Loan Bank stock .................................................................       (1,066)         --
          Investment securities ........................................................................       (4,989)      (22,670)
          Office properties and equipment ..............................................................       (7,401)       (1,658)
Proceeds from sales of:
          Loans ........................................................................................        7,491        11,673
          Federal Home Loan Bank stock .................................................................         --              98
          Real estate acquired in settlement of loans ..................................................          455           845
          Mortgage-backed securities ...................................................................       12,137          --
Proceeds from maturities of investment securities ......................................................        2,000         2,000
Other ..................................................................................................          639           117
                                                                                                           ------------------------
                 Net cash used for investing activities ................................................     (114,671)      (35,484)
                                                                                                           ------------------------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock ...........................................................           70            13
Purchase of Treasury Stock .............................................................................         --          (1,915)
Sale of subordinated debentures,  Net ..................................................................       27,389          --
Cash dividends .........................................................................................         (709)         (730)
          NOW accounts, demand deposits, and savings accounts ..........................................       16,970        32,655
          Certificates of deposit ......................................................................       32,068         8,468
          Advances from Federal Home Loan Bank .........................................................       14,805        (1,929)
          Other borrowed funds .........................................................................          390         1,124
          Advances by borrowers for taxes and insurance ................................................        3,676         4,075
                                                                                                           ------------------------
                 Net cash from financing activities ....................................................       94,659        41,761
                                                                                                           ------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................................      (16,410)        5,688
CASH AND CASH EQUIVALENTS, Beginning of period .........................................................       55,824        60,026
                                                                                                           ========================
CASH AND CASH EQUIVALENTS, End of period ...............................................................    $  39,414     $  65,714
                                                                                                           ========================

    See Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
   1.  GENERAL
   The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Savings Bank of Florida (the "Bank") conform to generally accepted accounting principles and to predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1998 Annual Report on Form 10-K.

   The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 1999 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

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

   Certain amounts in the financial statements have been reclassified to conform with the March 31, 1999 presentation.

   On August 31, 1998, the Company announced its plan to commence a stock repurchase program to acquire up to 340,000 shares of the Company's Common Stock, which represents approximately 5% of the outstanding Common Stock. At March 31, 1999, the Company had repurchased all 340,000 shares of its Common Stock at an average price of $22.53 per share.

2.  LOANS RECEIVABLE
Loans receivable at December 31, 1998 and March 31, 1999, consist of the following:


                                                                                               December 31,            March 31,
                                                                                                  1998                   1999
                                                                                       =============================================
                                                                                                           (In Thousands)
One-to-four single family, residential real estate
          mortgages ..............................................................             $   828,929          $   844,581
Commercial real estate mortgages .................................................                  74,671               80,332
Real estate construction-primarily residential ...................................                  53,515               57,727
Land loans-primarily residential .................................................                   8,583               13,586
                                                                                               -----------          -----------
          Total first mortgage loans .............................................                 965,698              996,226
Consumer loans ...................................................................                  48,270               49,780
Commercial business loans ........................................................                  46,958               50,241
                                                                                               -----------          -----------
          Total gross loans ......................................................               1,060,926            1,096,247
Less:
          Undisbursed portion of loans in process ................................                  84,155               83,772
          Unearned discounts, premiums and deferred loan
                 fees, net .......................................................                  (3,621)              (3,442)
          Allowance for loan losses ..............................................                   3,226                3,201
                                                                                                                    -----------
                                                                                               ===========          ===========
Loans receivable-net .............................................................             $   977,166          $ 1,012,716
                                                                                               ===========          ===========


3.  ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 1998 and the three months ended March 31, 1998 and 1999, is as follows:

                                                                             For the Year               For the Three Months
                                                                                Ended                          Ended
                                                                             December 31,                     March 31,
                                                                                1998                   1998                   1999
                                                                            ========================================================
                                                                                                       (In Thousands)

Balance at beginning of period ................................               $ 3,294                $ 3,294                $ 3,226
Current provision (recovery) - net ............................                    77                    (69)                    34
Charge-offs ...................................................                  (145)                  --                      (59)
                                                                            -----------              ------------------------------

Ending balance ................................................               $ 3,226                $ 3,225                $ 3,201
                                                                            ===========              ==============================





An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:


                                                                              March 31, 1998                     March 31, 1999
                                                                       =============================================================

                                                                         Loan             Related            Loan           Related
                                                                        Balance          Allowance          Balance        Allowance
                                                                       -------------------------------------------------------------
                                                                                               (In Thousands)
Impaired loan balances and related
 specific valuation allowances:
Loans performing in conformity with
         contractual terms .................................            $  959            $  294            $  305            $  145
Loans for which interest income is
         not being recognized ..............................             3,566              --               3,534              --
                                                                       -------------------------------------------------------------
              Total ........................................            $4,525            $  294            $3,839            $  145
                                                                       =============================================================




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

4.  REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Savings Bank of Florida, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:



                                                                                                                To be Considered
                                                                                            Minimum for         Well Capitalized
                                                                                          Capital Adequacy    for Prompt Corrective
                                                                     Actual                   Purposes          Action Provisions
                                                              ----------------------------------------------------------------------
                                                                Ratio       Amount         Ratio    Amount       Ratio    Amount
                                                              ----------------------------------------------------------------------
                                                                                       (Dollars In Thousands)
As of March 31, 1998 Stockholders' Equity
      and ratio to total assets ..........................      8.6%    $  112,797
                                                               =====

Net unrealized increase in market value of assets
      available for sale (net of applicable
      income taxes) ......................................                (1,258)
Goodwill .................................................                (2,673)
Disallowed servicing assets and deferred tax assets ......                   (39)
                                                                        -----------
Tangible capital and ratio to adjusted total assets ......      8.3%    $  108,827        1.5%     $   19,727
                                                               =====    ===========      =====     ===========
Tier 1 (core) capital and ratio to adjusted
      total assets .......................................      8.3%    $  108,827        3.0%     $   39,454      5.0%   $  65,756
                                                               =====    ===========      =====     ===========    =====   =========
Tier 1 (core) capital and ratio to risk-weighted
      total assets .......................................     15.3%    $  108,827                                 6.0%   $  42,579
                                                               =====    ===========                               =====   =========

Allowable Tier 2 capital:
      General loan valuation allowances ..................                   2,242
      Equity investments .................................                     --
                                                                         -----------
      Total risk-based capital and ratio to risk-weighted
           total assets ..................................     15.7%    $  111,069        8.0%     $   56,773     10.0%   $  70,966
                                                               ======   ===========       ====     ==========     =====   ==========

Total assets .............................................              $1,319,096
                                                                        ===========

Adjusted total assets ....................................              $1,315,126
                                                                        ===========

Risk-weighted assets .....................................              $  709,658
                                                                        ===========

As of March 31, 1999 Stockholders' Equity
      and ratio to total assets ..........................      6.7%    $  108,096
                                                               =====

Net unrealized increase in market value of assets
      available for sale (net of applicable
      income taxes) ......................................                    110
Goodwill .................................................                 (2,278)
Disallowed servicing assets and deferred tax assets ......                    (64)
                                                                         ---------
Tangible capital and ratio to adjusted total assets ......      6.6%    $  105,864       1.5%      $  24,043
                                                               =====    ===========     =====      ==========
Tier 1 (core) capital and ratio to adjusted
      total assets .......................................      6.6%    $  105,864       3.0%      $  48,086       5.0%    $ 80,143
                                                               =====    ===========     =====      ==========     =====    =========
Tier 1 (core) capital and ratio to risk-weighted
      total assets .......................................     13.5%    $  105,864       6.0%      $  46,924
                                                               =====                    =====      ==========

Allowable Tier 2 capital:
      General loan valuation allowances ..................                   2,377
      Equity investments .................................                     --
                                                                        -----------
      Total risk-based capital and ratio to risk-weighted
           total assets ..................................     13.8%    $  108,241      8.0%     $  62,566      10.0%    $  78,207
                                                               =====    ===========    =====     ===========    =====    ===========

Total assets .............................................              $1,605,098
                                                                        ===========

Adjusted total assets ....................................              $1,602,866
                                                                        ===========

Risk-weighted assets .....................................              $  782,070
                                                                        ===========


5.  EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan (MRP) and stock options for the three months ended March 31, 1998 and 1999, are as follows:

                                                                                             For the Three Months Ended
                                                                                                  March 31, 1998
                                                                          ----------------------------------------------------------
                                                                             Income                    Shares              Per-Share
                                                                            Numerator                Denominator             Amount
                                                                          ==========================================================
                                                                                            (Dollars In Thousands)
Net income ................................................                $2,093,000
                                                                          ============
Basic EPS:
Income available to
     common stockholders ..................................                $2,093,000                 6,701,332             $0.31
                                                                          ===========                                       =====
Effect of diluted shares:
     Common stock options .................................                                             109,845
                                                                                                        -------
Diluted EPS:
Income available to
     common stockholders ..................................                $2,093,000                 6,811,177             $0.31
                                                                          ===========                ==========             =====



                                                                                              For the Three Months Ended
                                                                                                   March 31, 1999
                                                                          ----------------------------------------------------------
                                                                            Income                    Shares               Per-Share
                                                                           Numerator                Denominator               Amount
                                                                          ==========================================================
                                                                                              (Dollars In Thousands)
Net income ................................................                $1,217,000
                                                                          ===========
Basic EPS:
Income available to
     common stockholders ..................................                $1,217,000                 6,429,864             $0.19
                                                                          ===========                                       =====
Effect of diluted shares:
     Common stock options .................................                                              79,437
                                                                                                      ----------
Diluted EPS:
Income available to
     common stockholders ..................................                $1,217,000                 6,509,301             $0.19
                                                                          ===========                ==========             =====




Pursuant to Statement of Position (SOP), 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA), ESOP shares that have not been committed to be released are not considered to be outstanding.

6.  OTHER COMPREHENSIVE INCOME
An analysis of the changes in Accumulated Other Comprehensive Income for the periods ended March 31, 1998 and 1999, is as follows:

                                                                           For the Three Months Ended     For the Three Months Ended
                                                                               March 31, 1998                    March 31, 1999
                                                                           --------------------------     --------------------------
                                                                                     Unrealized                 Unrealized
                                                                                    Gains (Losses)             Gains (Losses)
                                                                                    on Securities               on Securities
                                                                           =========================================================
                                                                                       (In Thousands)
Beginning balance ......................................................                 $ 1,405                    $  (318)
Current-period change ..................................................                    (147)                       208
                                                                                         -------                    -------
Ending balance .........................................................                 $ 1,258                    $  (110)
                                                                                         =======                    =======







An analysis of the related tax effects allocated to Other Comprehensive Income is as follows:

                                                             For the Three Months Ended               For the Three Months Ended
                                                                  March 31, 1998                            March 31, 1999
                                                        --------------------------------------   -----------------------------------

                                                                         Tax                                     Tax
                                                         Before-tax   (Expense)   Net-of-Tax     Before-tax   (Expense)   Net-of-Tax
                                                           Amount      Benefit      Amount         Amount      Benefit      Amount
                                                        ============================================================================
                                                                                         (In Thousands)
Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
      during period ..............................        $ 279         $(106)        $ 173         $ 335        $(127)      $ 208
  Less: reclassification adjustment for gains
      realized in net income .....................         (516)          196          (320)         --           --          --
                                                         -------------------------------------   ---------------------------------
Other comprehensive income .......................        $(237)        $  90         $(147)        $ 335        $(127)      $ 208
                                                         =====================================   =================================


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

Forward-Looking Statements.

When used in this report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, uncertainties related to year 2000 that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Recent Developments.

On August 31, 1998, the Company announced its plan to commence a stock repurchase program to acquire up to 340,000 shares of the Company's Common Stock, which represents approximately 5% of the outstanding Common Stock. This repurchase program was completed on January 27, 1999. The average price of the common stock purchased was $22.53 per share.

As reported in the Company's 1998 Annual Report, in November of 1988 the OTS issued TB-73, which among other matters, stated concerns over institution's investment in trust preferred securities, citing increased interest rate risks due to the fixed rate nature of such securities and that some of these securities could have their maturities extended at the option of the issuer. The OTS adopted limitations on the investment of such securities to 15% of a regulated institution's equity, but adopted a method by which an institution could appeal the limitation. The Bank appealed to the OTS to permit it to continue its investment at current levels and noted in its appeal that its investments had floating rates and the issuer did not have the option to extend the maturities. The OTS has approved the Bank maintaining its current investment in these securities but not to increase its investment. These securities are shown on the Company's Consolidated Statements of Condition as Corporate Debt Securities.

Other Comprehensive Income.

Accumulated Other Comprehensive Income for the quarter ended March 31, 1999 increased by $208,000. This increase was due to an increase in the market value of Assets Available for Sale, that resulted from a modest decrease in market interest rates for these instruments. Accumulated Other Comprehensive Income for the quarter ended March 31, 1998 increased by $173,000, which was offset by the reclassification of $320,000 of gains included in net income for the period, resulting in an aggregate decrease of $147,000. The increase before reclassification adjustments of $173,000 was due to an increase in the market value of Assets Available for Sale, that resulted from a modest decrease in market interest rates for these instruments.

Results of Operations.

Net income for the quarter ended March 31, 1999 was $1.2 million, a decrease of $876,000 when compared to $2.1 million for the quarter ended March 31, 1998.
The primary reasons for this decrease, as more fully described later herein, was an increase in interest expense of $3.1 million, a decrease in other income of $103,000 and an increase in operating expenses of $1.4 million. Offsetting these factors was an increase in interest income of $3.2 million and a decrease in the provision for income taxes of $647,000.

Interest Income.

Interest income for the quarter ended March 31, 1999, totaled $26.1 million, an increase of $3.2 million or 14.2% from the same quarter in 1998. The principal reasons for this increase was an increase in interest income on the Bank's loans of $1.5 million and an increase in interest income on the Bank's mortgage-backed securities of $1.7 million. The increase from loans resulted from an increase in the average balance of these loans to $995.5 million for the quarter ended March 31, 1999 compared to $877.5 million for the comparable 1998 quarter. The increase from mortgage-backed securities resulted from an increase in the average balance of these securities to $424.6 million for the quarter ended March 31, 1999 from $265.9 million for the same quarter in 1998. Interest income also increased on investment securities by $81,000. This increase resulted from an increase in the average balance of such securities to $25.2 million from $17.6 million for the quarters ended March 31, 1999 and 1998, respectively.

Interest Expense.

Interest expense was $17.4 million for the quarter ended March 31, 1999, representing a $3.1 million or 22.0% increase when compared to the same quarter in 1998. The principal cause for this increase was an increase in interest expense on deposits of $2.3 million. This resulted from an increase in the average balance of deposits to $1.1 billion for the quarter ended March 31, 1999 compared to $898.7 million for the same quarter in 1998. Interest expense on borrowed funds also increased by $894,000 caused primarily by a increase in the average balance on such funds to $338.4 million for the quarter ended March 31, 1999 from $266.7 million for the comparable 1998 quarter. These increases were partially offset by a decrease in the average yield on deposits to 4.27% from 4.46% and a decrease in the average yield on borrowed funds to 6.10% from 6.40% for the quarters ended March 31, 1999 and 1998, respectively.

Net Interest Income.

While the Bank's interest income increased by $3.2 million for the quarter ended March 31, 1999, compared to the same period in 1998, interest expense also increased by $3.1 million, resulting in net interest income of $8.6 million for the quarter ended March 31, 1999. This represents a $88,000 increase in net interest income when compared to the same period in 1998.

Provision for Loan Losses.

The Bank maintains an allowance for loan losses based upon management's estimate of the fair value of collateral, as applicable, current and anticipated future economic conditions, and the Bank's actual loss experience as well as guidelines applied by the OTS and FDIC. The provision for loan losses was $34,000 for the quarter ended March 31, 1999. The Bank experienced a credit provision for loan losses of $69,000 for the quarter ended March 31, 1998. The credit provision primarily resulted from the payoff of several delinquent loans on which the Bank had previously provided specific loan loss allowances. The Bank's total allowance for loan losses as a percentage of net loans receivable was approximately .32% at March 31, 1999 which management believes to be adequate considering the Bank's loan composition and historical loss experience.

Other Income.

Other income for the quarter ended March 31, 1999 was $1.8 million, a decrease of $103,000 compared to the same quarter in 1998. The principal cause for this decrease was a decrease in net gain on sale of loans, investments and mortgage-backed securities of $465,000. Partially offsetting this decrease was an increase in servicing income and other fees of $149,000. Servicing income and other fees increased primarily due to an increase in the number of transaction accounts at March 31, 1999 compared to March 31, 1998 that produced a corresponding increase in fee income. Miscellaneous other income at March 31, 1999 also increased $213,000 compared to March 31, 1998, primarily as a result of the receipt of $168,000 in rental income from Bank America's lease of a portion of the Bank's office building and the receipt of $57,000 in fee income from annuity sales.

Operating Expense.

Operating expenses increased by $1.4 million to $8.4 million for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. Employee compensation and benefits increased by $934,000. This increase, which includes normal salary increases, is due mainly to the hiring of additional personnel in connection with the Bank's planned branch expansion in 1999 as well as expansion of the Bank's commercial loan production capabilities. As a result, the Bank's full time equivalent personnel increased by 102 at March 31, 1999 to 421 compared to 319 at March 31, 1998. Occupancy and equipment costs increased by $368,000 due in part to increases in real estate tax assessments on the Bank's properties along with additional depreciation expenses relating to new computer equipment. Also contributing to this increase was an increase in data processing charges caused by increased usage by the Bank and a 5% rate increase. In addition, there were increases in federal deposit insurance premiums of $27,000 and other operating expense of $194,000 for the quarter ended March 31, 1999 compared to 1998. Partially offsetting these increases was a decrease in the loss on real estate owned of $117,000.

Income Taxes.

Provision for incomes taxes was $770,000 for the quarter ended March 31, 1999 compared to $1.4 million for the quarter ended March 31, 1998. This decrease was attributable to a decrease in income before provision for income taxes of $1.5 million to $2.0 million in 1999 from $3.5 million in 1998. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

Changes in Financial Condition.

The Company's assets increased by $40.0 million from December 31, 1998 to March 31, 1999. Net loans receivable increased by $35.5 million. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $1.0 million, while all other assets increased by $3.5 million. Funds for the increase in assets were provided primarily by an increase in the Bank's deposits of $41.1 million. The Company's equity at March 31, 1999 decreased by $1.9 million from December 31, 1998. This decrease was due in part to the Company's completion of the stock repurchase program and dividends declared of $1.6 million. During the quarter, the Company repurchased 93,000 shares for $1.9 million. Partially offsetting the decrease in equity was net income during the quarter of $1.2 million.

Market Risk Analysis

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of March 31, 1999, the Company does not own any trading assets, other than $585,000 of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At March 31, 1999, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

Asset and Liability Management-Interest Rate Sensitivity Analysis.

The Bank also monitors interest rate risk by various methods including analyzing changes in its Market Value of Portfolio Equity (MVPE). MVPE is generally defined as the difference between the market value of the Bank's assets and the market value of the Bank's liabilities. The Bank uses an internal model that generates estimates of the Bank's MVPE over a range of interest rate scenarios. The model calculates MVPE essentially by discounting the cash flows from the Bank's assets and liabilities to present value using current market rates and adjusting those discounts rates accordingly for various interest rate scenarios.

The following table sets forth the Bank's estimated internal calculations of MVPE as of March 31, 1999.



               Changes in Rates                                   Net Market Value of Portfolio Equity
                 (Rate Shock)                                      Amount        Change     % Change
           -------------------------                            ----------------------------------------
                  +200bp                                            82,584      (24,225)     -22.7%
                  +100bp                                            93,469      (13,340)     -12.5%
                    -0-                                            106,809            -           -
                  -100bp                                           117,680       10,871       10.2%
                  -200bp                                           123,219       16,410       15.4%





Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect how actual yields and costs respond to changes in market rates. Accordingly, while the above table provides an estimate of the Bank's interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on the Bank's MVPE and net interest income as actual results may vary.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 7.42% during the month of March 1999. Liquidity ratios averaged 6.86% for the quarter ended March 31, 1999. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $37.1 million and $32.1 million at March, 31, 1999 and December 31, 1998, respectively. Other assets qualifying for liquidity at March 31, 1999 and December 31, 1998, amounted to $50.4 million and $33.5 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 1999, the Bank had $301.2 million in advances from the FHLB. At March 31, 1999, the Bank had commitments outstanding to originate or purchase loans of $34.0 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at March 31, 1999, totaled $588.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Year 2000 Preparations.

Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is concern that on January 1, 2000 computers will be unable to "read" the new year and as a consequence, there may be widespread computer malfunctions. To address this contingency the Bank formed a Year 2000 Committee in March 1997, comprised of the Bank's Senior Management, which meets monthly to review the Bank's plan to achieve compliance with the issues associated with the year 2000 and progress to date and report such progress to the Board of Directors. The Bank's Year 2000 Project Plan includes five phases; assessment, evaluation, renovation, validation and implementation. The Bank has substantially completed all of the above phases for its internal applications and systems, except for final installation of additional hardware and software, which is in progress. Management of the Bank believes all "mission critical" applications have been identified. The Bank has identified 270 potential information and non information technology applications including, for example, electrical utilities, phone service, alarm systems and elevators which might have problems associated with the year 2000. Most of these applications are not mission critical. Of these applications, 226 providers assert they are or will be year 2000 compliant. To the extent applications suppliers assert their applications are year 2000 ready, whether they are information technology or non information technology related, the Bank is currently testing and validating their claims, while working toward solutions with others. However, legal recourse against the Bank's third party vendors may be limited to having the third party vendor correct any service deficiency that fails in the event the service is not year 2000 compliant.

Management does not believe that it would be able to obtain any material compensatory or punitive damages in the event a vendor is not year 2000 compliant. Management has concluded that the cost of modernizing the Bank's computer hardware and software, on an accelerated basis, will cost approximately $ 2.3 million, including data processing upgrades not necessarily associated with the year 2000 and other non-information technology costs, of which approximately $1.7 million has already been incurred. These costs, which will be funded through operating cash flow, are being capitalized and expensed in conformity with generally accepted accounting principles. The Bank does not separately track internal costs associated with the year 2000 plan, including salaries and benefits for all employees working on the project and has not included such costs in the above estimate.

The Bank contracts with a data processing service bureau, FiServ-Orlando to provide all direct processing of the Bank's loan and deposit transactions, together with calculations of interest income and expense thereon. Management of the Bank is in regular contact with the service bureau and closely monitors the service bureau's reports on it progress in becoming year 2000 ready. Based on its most recent report, the service bureau asserts it has completed the assessment and evaluation phases. With respect to the renovation phase, the service bureau reports substantial progress on all mission critical applications. The testing and implementation phases have begun in several applications. The Bank is participating in the testing of these applications. While the service bureau assures management of the Bank that it will achieve year 2000 readiness, management is unable to predict whether the service bureau will achieve year 2000 readiness on a timely basis or the magnitude of the financial consequences to the Bank in the event of the service bureau's failure to achieve such readiness.

Since the Bank's business relies on the ability of computers to track and credit deposits and loan repayments, the failure of the Bank's computer systems would materially and adversely affect the Bank's ability to conduct its business. The Bank's loan portfolio primarily consists of loans secured by residential real estate. Consequently, the Bank does not believe that its residential real estate lending operations are dependent on borrowers' compliance with the year 2000 issue. With respect to outstanding loans made to commercial borrowers, the Bank has reviewed all commercial loan files and assigned risk factors to each loan relating to credit problems which might arise with respect to year 2000 issues. In addition, the Bank's loan officers have asked their commercial borrowers to advise the Bank of the exposure of the borrower's business to the year 2000 issue and how the borrower is addressing the year 2000 issue. In this regard, the Bank has sent its commercial loan customers a letter asking them if they are aware of the year 2000 issue, and of the potential exposure of the customer's business to the year 2000 issue and asking the customer to advise the Bank of the steps that have been taken to remediate any problems the customer's business might have in becoming year 2000 compliant. Bank personnel follow-up the letter by making a telephone call to its customers to discuss each customer's exposure to the year 2000 and the customer's contingency plans to become year 2000 compliant. With respect to new commercial loans, all borrowers must describe how dependent their business is on computer technology, the actions taken by the borrower to ensure that their business or property will not be adversely affected by the year 2000 issue, and the contingency planning the borrower is undertaking to ensure their business is year 2000 compliant. As part of the loan underwriting process, commercial borrowers must indicate in writing to the Bank that they are aware of the year 2000 issue and are either year 2000 compliant, or are taking steps to become year 2000 compliant. As a result of its actions, the Bank believes that its commercial borrowers are aware of the year 2000 issue and are taking actions to become year 2000 compliant.

The Bank has adopted and is testing contingency plans which address operational policies and procedures in the event of data processing, electrical power supply and/or phone service failures associated with the year 2000. In addition to extensive training of its personnel, the Bank has organized a local financial institutions "user group," comprised of financial institutions in Palm Beach, Broward, Martin, St. Lucie and Indian River counties of Florida. The purpose of the group is to meet and share ideas and solutions for solving issues associated with the year 2000.

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

FASB Statement on Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise In October, 1998 the FASB issued SFAS No. 134 which amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". Statement No. 65, as amended by Statement No. 115 and Statement No. 125, required that after securitization of a mortgage loan held for sale, a mortgage banking enterprise classify the resulting security as a trading security. Statement No. 134 amends this section to require that after the securitization of mortgage loans held for sale, the entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and accordingly applies to the Company for the quarter ended March 31, 1999.
The Company has not engaged in retaining securities after the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 134 is not expected to have a material impact on the Company's financial statements.

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



                                               FIDELITY BANKSHARES, INC.




Date:  May 10, 1999                       By:  /s/ Vince A. Elhilow
                                               -----------------------------
                                               Vince A. Elhilow
                                               President and Chief Executive
                                                Officer



Date:  May 10, 1999                        By: /s/ Richard D. Aldred
                                               ----------------------------
                                               Richard D. Aldred
                                               Executive Vice President
                                               Chief Financial Officer