Form 10-Q/A
period 1999-03-31
FIDELITY BANKSHARES INC
filed 1999-05-17
CIK 1028336

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
                                                                                                               =======       =======


FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 1998 AND 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Unaudited
                                                                                                          For the Three Months Ended
                                                                                                                    March 31,
                                                                                                                1998         1999
                                                                                                          ==========================
                                                                                                                 (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income .............................................................................................    $   2,093     $   1,217
Adjustments to reconcile net income to net cash provided by (used
          Depreciation and amortization ................................................................          385           600
          ESOP and Recognition and Retention Plan compensation exp .....................................          234           137
          Accretion of discounts, amortization of premiums, and ot .....................................          (89)          614
          Provision for loan losses and real estate losses .............................................          (69)           34
          Provisions for (gains) losses and net (gains) losses on ......................................           14           (80)
          Net (gain) on sale of:
                 Loans .................................................................................         (154)         (206)
                 Mortgage-backed securities ............................................................         (516)         --
(Increase) decrease in accrued interest receivable .....................................................         (608)           42
Decrease in other assets ...............................................................................          110           216
Increase (decrease) in drafts payable ..................................................................          424        (1,637)
(Increase) decrease in deferred income taxes ...........................................................          (87)          190
Increase (decrease) in other liabilities ...............................................................        1,865        (1,716)
                                                                                                            ------------------------
                 Net cash from (used for) operating activities .........................................        3,602          (589)
                                                                                                            ------------------------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans ......................................................      (33,688)      (38,027)
Principal payments received on mortgage-backed securities ..............................................       16,796        31,478
Purchases of:
          Loans ........................................................................................      (12,082)       (9,296)
          Mortgage-backed and other securities .........................................................      (94,963)      (10,044)
          Federal Home Loan Bank stock .................................................................       (1,066)         --
          Investment securities ........................................................................       (4,989)      (22,670)
          Office properties and equipment ..............................................................       (7,401)       (1,658)
Proceeds from sales of:
          Loans ........................................................................................        7,491        11,673
          Federal Home Loan Bank stock .................................................................         --              98
          Real estate acquired in settlement of loans ..................................................          455           845
          Mortgage-backed securities ...................................................................       12,137          --
Proceeds from maturities of investment securities ......................................................        2,000         2,000
Other ..................................................................................................          639           117
                                                                                                           ------------------------
                 Net cash used for investing activities ................................................     (114,671)      (35,484)
                                                                                                           ------------------------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock ...........................................................           70            13
Purchase of Treasury Stock .............................................................................         --          (1,915)
Sale of subordinated debentures,  Net ..................................................................       27,389          --
Cash dividends .........................................................................................         (709)         (730)
          NOW accounts, demand deposits, and savings accounts ..........................................       16,970        32,655
          Certificates of deposit ......................................................................       32,068         8,468
          Advances from Federal Home Loan Bank .........................................................       14,805        (1,929)
          Other borrowed funds .........................................................................          390         1,124
          Advances by borrowers for taxes and insurance ................................................        3,676         4,075
                                                                                                           ------------------------
                 Net cash from financing activities ....................................................       94,659        41,761
                                                                                                           ------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................................      (16,410)        5,688
CASH AND CASH EQUIVALENTS, Beginning of period .........................................................       55,824        60,026
                                                                                                           ========================
CASH AND CASH EQUIVALENTS, End of period ...............................................................    $  39,414     $  65,714
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



                                               FIDELITY BANKSHARES, INC.




Date:  May 14, 1999                       By:  /s/ Vince A. Elhilow
                                               -----------------------------
                                               Vince A. Elhilow
                                               President and Chief Executive
                                                Officer



Date:  May 14, 1999                        By: /s/ Richard D. Aldred
                                               ----------------------------
                                               Richard D. Aldred
                                               Executive Vice President
                                               Chief Financial Officer