Form 10-Q
period 1999-06-30
FIDELITY BANKSHARES INC
filed 1999-08-12
CIK 1028336

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20552

                           --------------------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _________________  to ________________
                                         Securities Exchange Act Number 0-29040

                            FIDELITY BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                           65-0717085
----------------------------------                     -------------------------
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

     Indicate by check |X| whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 6,818,284 shares of the Registrant's common stock outstanding as of July 30, 1999.

                            FIDELITY BANKSHARES, INC.
                                      INDEX


                                                                                                               Page
                                                                                                               ----
PART I.       FINANCIAL INFORMATION
              Item 1.    Financial Statements.....................................................................1

                         Consolidated Statements of Financial Condition as of
                             December 31, 1998 and June 30, 1999..................................................2

                         Consolidated Statements of Operations for the three and six months ended
                             June 30, 1998 and 1999...............................................................3

                         Consolidated Statements of Comprehensive Operations for the three and six months ended June 30, 1998 and 1999..................................................4

                         Consolidated Statements of Cash Flows for the six months ended
                             June 30, 1998 and 1999...............................................................5

                         Notes to Consolidated Financial Statements...............................................6

              Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations...........................................................12

PART II.      OTHER INFORMATION..................................................................................21


PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                Unaudited
                                                                        December 31,             June 30,
                                                                            1998                   1999
                                                                      ========================================
                                                                                   (In Thousands)
ASSETS
CASH AND CASH EQUIVALENTS:
      Cash and amounts due from depository institutions..............      $    27,951            $    32,483
      Interest-bearing deposits......................................           32,075                 35,397
                                                                      -----------------      -----------------
           Total cash and cash equivalents...........................           60,026                 67,880
ASSETS AVAILABLE FOR SALE (At Fair Value):
      Government and agency securities...............................           18,824                 39,513
      Mortgage-backed and other securities...........................          389,263                377,613
      Corporate debt securities......................................           44,488                 39,794
                                                                      -----------------      -----------------
           Total assets available for sale...........................          452,575                456,920
LOANS RECEIVABLE, Net (Notes 2, 3)...................................          977,166              1,068,310
OFFICE PROPERTIES AND EQUIPMENT, Net ................................           37,708                 41,805
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market.....           15,658                 15,561
REAL ESTATE OWNED, Net...............................................              907                    853
ACCRUED INTEREST RECEIVABLE..........................................            7,549                  8,180
DEFERRED INCOME TAX ASSET............................................            1,443                  2,565
OTHER ASSETS.........................................................           13,895                 15,023
                                                                      -----------------      -----------------
TOTAL ASSETS.........................................................      $ 1,566,927            $ 1,677,097
                                                                      =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS.............................................................      $ 1,120,746            $ 1,217,232
OTHER BORROWED FUNDS.................................................            6,981                  8,743
ADVANCES FROM FEDERAL HOME LOAN BANK.................................          303,140                309,281
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE........................            3,081                 12,011
DRAFTS PAYABLE.......................................................            9,605                  8,394
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
      JUNIOR SUBORDINATED DEBENTURES.................................           28,750                 28,750
OTHER LIABILITIES....................................................            9,625                 10,880
                                                                      -----------------      -----------------
      TOTAL LIABILITIES..............................................        1,481,928              1,595,291
                                                                      -----------------      -----------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued............                -                      -
COMMON STOCK ($ .10 par value) 8,200,000 authorized shares,
      6,803,042 shares outstanding at December 31, 1998, and
      6,818,284 shares outstanding at June 30, 1999..................              680                    681
ADDITIONAL PAID IN CAPITAL...........................................           40,535                 40,819
RETAINED EARNINGS - substantially restricted.........................           52,018                 52,437
TREASURY STOCK, at cost, 394,029 shares at December 31, 1998 and
      489,273 shares at June 30, 1999................................           (7,258)                (9,230)
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN..............             (658)                  (493)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 6)........................             (318)                (2,408)
                                                                      -----------------      -----------------
      TOTAL STOCKHOLDERS' EQUITY (Note 4)............................           84,999                 81,806
                                                                      -----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................      $ 1,566,927            $ 1,677,097
                                                                      =================      =================

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------


                                                                           Unaudited                       Unaudited
                                                                    For the Three Months Ended      For the Six Months Ended
                                                                           June 30,                        June 30,
                                                                      1998            1999            1998            1999
                                                                ==============================================================
                                                                             (In thousands, except per share data)
Interest income:
     Loans......................................................     $ 18,098        $ 19,651        $ 35,433        $ 38,497
     Investment securities......................................          264             557             509             878
     Other investments..........................................          768             716           1,604           1,539
     Mortgage-backed and other securities.......................        5,331           6,046           9,735          12,110
                                                                 -------------   -------------   -------------    ------------
          Total interest income.................................       24,461          26,970          47,281          53,024
                                                                 -------------   -------------   -------------    ------------
Interest expense:
     Deposits...................................................       10,983          12,301          20,998          24,568
     Advances from Federal Home Loan Bank and other borrowings..        5,127           5,296           9,392          10,455
                                                                 -------------   -------------   -------------    ------------
          Total interest expense................................       16,110          17,597          30,390          35,023
                                                                 -------------   -------------   -------------    ------------

Net interest income.............................................        8,351           9,373          16,891          18,001

Provision for (recovery from) loan losses.......................           20              73             (49)            107
                                                                 -------------   -------------   -------------    ------------

Net interest income after provision for loan losses.............        8,331           9,300          16,940          17,894
                                                                 -------------   -------------   -------------    ------------
Other income:
     Servicing income and other fees............................        1,123           1,335           2,212           2,573
     Net gain on sale of loans, investments
          and mortgage-backed securities........................          753              72           1,424             278
     Miscellaneous..............................................          411             493             565             860
                                                                 -------------   -------------   -------------    ------------
          Total other income....................................        2,287           1,900           4,201           3,711
                                                                 -------------   -------------   -------------    ------------
Operating expense:
     Employee compensation and benefits.........................        4,031           4,997           7,838           9,738
     Occupancy and equipment....................................        1,524           1,653           2,961           3,458
     Loss (gain) on real estate owned...........................           17             (25)             34            (125)
     Marketing..................................................          181             227             439             484
     Federal deposit insurance premium..........................          135             165             267             324
     Other......................................................        1,445           1,689           2,807           3,245
                                                                 -------------   -------------   -------------    ------------
          Total operating expense...............................        7,333           8,706          14,346          17,124
                                                                 -------------   -------------   -------------    ------------

Income before provision for income taxes........................        3,285           2,494           6,795           4,481
                                                                 -------------   -------------   -------------    ------------
Provision for income taxes:
     Current....................................................        1,172             860           2,469           1,550
     Deferred...................................................          120              97             240             177
                                                                 -------------   -------------   -------------    ------------
          Total provision for income taxes......................        1,292             957           2,709           1,727
                                                                 -------------   -------------   -------------    ------------

Net income......................................................     $  1,993        $  1,537        $  4,086        $  2,754
                                                                 =============   =============   =============    ============
Earnings per share (Note 5):
     Basic......................................................     $   0.30        $   0.24        $   0.61        $   0.43
                                                                 =============   =============   =============    ============
     Diluted....................................................     $   0.29        $   0.24        $   0.60        $   0.42
                                                                 =============   =============   =============    ============

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------


                                                                            Unaudited                       Unaudited
                                                                             For the                         For the
                                                                       Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                      1998            1999            1998            1999
                                                                  =============================   =============================
                                                                           (In Thousands)                  (In Thousands)

Net income........................................................     $ 1,993         $ 1,537         $ 4,086         $ 2,754
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on assets available for sale:
          Unrealized holding gains (losses) arising during period.         294          (2,295)            467          (2,087)
          Less:  reclassification adjustment for gains realized
               in net income......................................           -              (3)           (320)             (3)
                                                                  -------------   -------------   -------------    ------------

Comprehensive income (loss) (Note 6)..............................     $ 2,287          $ (761)        $ 4,233           $ 664
                                                                  =============   =============   =============    ============


See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 1998 AND 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Unaudited
                                                                                                For the Six Months Ended
                                                                                                        June 30,
                                                                                                  1998           1999
                                                                                             ===============================
                                                                                                       (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.................................................................................         $ 4,086         $ 2,754
Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization......................................................             786           1,121
        ESOP and Recognition and Retention Plan compensation expense.......................             451             258
        Accretion of discounts, amortization of premiums, and other deferred yield items...              37           1,067
        Provision for loan losses and real estate losses...................................             (49)            107
        Provisions for (gains) losses and net (gains) losses on sales of real estate owned.              25            (121)
        Net (gain) loss on sale of:
              Loans........................................................................            (516)           (273)
              Corporate bonds..............................................................               -              (5)
              Mortgage-backed securities...................................................            (906)              -
              Office property and equipment................................................               -              63
(Increase) in accrued interest receivable..................................................          (1,082)           (631)
Decrease (increase) in other assets........................................................            (846)         (1,128)
Increase (decrease) in drafts payable......................................................          (2,339)         (1,211)
(Increase) decrease in deferred income tax asset...........................................             214             159
Increase in other liabilities..............................................................           1,796           1,264
                                                                                             -------------------------------
              Net cash from operating activities...........................................           1,657           3,424
                                                                                             -------------------------------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans..........................................         (70,210)        (91,595)
Principal payments received on mortgage-backed securities..................................          61,759          56,924
Purchases of:
        Loans..............................................................................         (24,465)        (14,946)
        Mortgage-backed and other securities...............................................        (237,410)        (50,031)
        Federal Home Loan Bank stock.......................................................          (4,974)              -
        Investment securities..............................................................          (4,989)        (23,006)
        Office properties and equipment....................................................         (10,634)         (5,414)
Proceeds from sales of:
        Loans..............................................................................          42,634          14,548
        Federal Home Loan Bank stock.......................................................             579              98
        Corporate debt securities..........................................................               -           4,958
        Real estate acquired in settlement of loans........................................             826           1,594
        Mortgage-backed securities.........................................................          12,137               -
Proceeds from maturities of investment securities..........................................           2,000           2,000
Other......................................................................................           1,501             165
                                                                                             -------------------------------
              Net cash used for investing activities.......................................        (231,246)       (104,705)
                                                                                             -------------------------------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock...............................................              74             127
Purchase of Treasury Stock.................................................................               -          (1,980)
Sale of subordinated debentures,  Net......................................................          27,389               -
Cash dividends.............................................................................          (1,820)         (2,331)
Net increase (decrease) in:
        NOW accounts, demand deposits, and savings accounts................................          14,181          39,416
        Certificates of deposit............................................................         126,400          57,070
        Advances from Federal Home Loan Bank...............................................          67,907           6,141
        Other borrowed funds...............................................................             (49)          1,762
        Advances by borrowers for taxes and insurance......................................           8,286           8,930
                                                                                             -------------------------------
              Net cash from financing activities...........................................         242,368         109,135
                                                                                             -------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................          12,779           7,854
CASH AND CASH EQUIVALENTS, Beginning of period.............................................          55,824          60,026
                                                                                             -------------------------------
CASH AND CASH EQUIVALENTS, End of period...................................................        $ 68,603        $ 67,880
                                                                                             ===============================

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

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 1999 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time of adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after July 1, 2000 and, accordingly, would apply to the Company beginning on January 1, 2001. The Company plans to adopt the standard at that time and does not presently intend to reclassify securities between categories. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

In October 1998 the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities." Statement No. 65, as amended by Statement No. 115 and Statement No. 125, required that after securitization of a mortgage loan held for sale, a mortgage banking enterprise classify the resulting security as a trading security. Statement No. 134 amends this section to require that after the securitization of mortgage loans held for sale, the entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998. The Company has not engaged in retaining securities after the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 134 is not expected to have a material impact on the Company's financial statements.

Certain amounts in the financial statements have been reclassified to conform with the June 30, 1999 presentation.

On August 31, 1998, the Company announced its plan to commence a stock repurchase program to acquire up to 340,000 shares of the Company's Common Stock, which represents approximately 5% of the outstanding Common Stock. At June 30, 1999, the Company had repurchased 340,000 shares of its Common Stock at an average price of $22.53 per share.

2.   LOANS RECEIVABLE

Loans receivable at December 31, 1998 and June 30, 1999, consist of the following:

                                                                                December 31,                 June 30,
                                                                                    1998                       1999
                                                                            =================================================
                                                                                             (In Thousands)
One-to-four single family, residential real estate
         mortgages.......................................                       $        828,929             $       864,612
Commercial real estate mortgages.........................                                 74,671                     100,968
Real estate construction-primarily residential...........                                 53,515                      58,958
Land loans-primarily residential.........................                                  8,583                      10,281
                                                                            ---------------------      ----------------------
         Total first mortgage loans......................                                965,698                   1,034,819
Consumer loans...........................................                                 48,270                      53,811
Commercial business loans................................                                 46,958                      68,033
                                                                            ---------------------      ----------------------
         Total gross loans...............................                              1,060,926                   1,156,663
Less:
         Undisbursed portion of loans in process.........                                 84,155                      88,188
         Unearned discounts, premiums and deferred loan
               fees, net.................................                                 (3,621)                     (3,087)
         Allowance for loan losses.......................                                  3,226                       3,252
                                                                            ----------------------     ----------------------
Loans receivable-net.....................................                       $        977,166             $     1,068,310
                                                                            =====================      ======================

3.   ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 1998 and the three and six months ended June 30, 1998 and 1999, is as follows:


                                                      For the Year         For the Three Months               For the Six Months
                                                         Ended                    Ended                             Ended
                                                      December 31,               June 30,                          June 30,
                                                          1998             1998             1999             1998             1999
                                                     ===============================================================================
                                                                                      (In Thousands)
Balance at beginning of period ................         $ 3,294          $ 3,225          $ 3,201          $ 3,294          $ 3,226
Current provision (recovery) - net ............              77               20               73              (49)             107
Charge-offs ...................................            (145)            (103)             (22)            (103)             (81)
                                                      ---------          ------------------------          ------------------------
Ending balance ................................         $ 3,226          $ 3,142          $ 3,252          $ 3,142          $ 3,252
                                                      =========          ========================          ========================

An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:


                                                                       December 31, 1998                      June 30, 1999
                                                                 ===================================================================

                                                                    Loan             Related             Loan              Related
                                                                  Balance           Allowance           Balance           Allowance
                                                                 -------------------------------------------------------------------
                                                                                            (In Thousands)
Impaired loan balances and related
   specific valuation allowances:
Loans performing in conformity with
   contractual terms ...................................           $  324              $162              $  726              $354
Loans for which interest income is
   not being recognized ................................            3,685                 -               2,085                 -
                                                                  -------------------------             -------------------------
         Total .........................................           $4,009              $162              $2,811              $354
                                                                  =========================             =========================



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

4.   REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Savings Bank of Florida, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:


                                                                                                Minimum for
                                                                                             Capital Adequacy
                                                                   Actual                        Purposes
                                                           ------------------------------------------------------------
                                                            Ratio          Amount          Ratio         Amount
                                                           ------------------------------------------------------------
                                                                           (Dollars In Thousands)

As of December 31, 1998 Stockholders' Equity
     and ratio to total assets............................     6.8%         $ 106,244
                                                           =========

Net unrealized decrease in market value of assets
     available for sale (net of applicable
     income taxes)........................................                        318
Goodwill..................................................                     (2,394)
Disallowed servicing assets and deferred tax assets.......                        (53)
                                                                        --------------
Tangible capital and ratio to adjusted total assets.......     6.6%         $ 104,115         1.5%         $ 23,472
                                                           =========    ==============    =========   ==============
Tier 1 (core) capital and ratio to adjusted
     total assets.........................................     6.7%         $ 104,115         3.0%         $ 46,943
                                                           =========    ==============    =========   ==============
Tier 1 (core) capital and ratio to risk-weighted
     total assets.........................................    12.0%         $ 104,115         4.0%         $ 34,814
                                                           =========                      =========   ==============

Allowable Tier 2 capital:
     General loan valuation allowances....................                      2,352
     Equity investments...................................                          -
                                                                        --------------
     Total risk-based capital and ratio to risk-weighted
         total assets.....................................    12.2%         $ 106,467         8.0%         $ 69,628
                                                           =========    ==============    =========   ==============

Total assets..............................................                 $1,566,900
                                                                        ==============

Adjusted total assets.....................................                 $1,564,771
                                                                        ==============

Risk-weighted assets......................................                  $ 870,355
                                                                        ==============

As of June 30, 1999 Stockholders' Equity
     and ratio to total assets............................     6.4%         $ 107,781
                                                           =========

Net unrealized decrease in market value of assets
     available for sale (net of applicable
     income taxes)........................................                      2,408
Goodwill..................................................                     (2,163)
Disallowed servicing assets and deferred tax assets.......                        (61)
                                                                        --------------
Tangible capital and ratio to adjusted total assets.......     6.4%         $ 107,965         1.5%         $ 25,135
                                                           =========    ==============    =========   ==============
Tier 1 (core) capital and ratio to adjusted
     total assets.........................................     6.4%         $ 107,965         3.0%         $ 50,270
                                                           =========    ==============    =========   ==============
Tier 1 (core) capital and ratio to risk-weighted
     total assets.........................................    13.5%         $ 107,965         4.0%         $ 31,878
                                                           =========                      =========   ==============

Allowable Tier 2 capital:
     General loan valuation allowances....................                      2,457
     Equity investments...................................                          -
                                                                        --------------
     Total risk-based capital and ratio to risk-weighted
         total assets.....................................    13.8%         $ 110,422         8.0%         $ 63,756
                                                           =========    ==============    =========   ==============

Total assets..............................................                 $1,675,486
                                                                        ==============

Adjusted total assets.....................................                 $1,675,670
                                                                        ==============

Risk-weighted assets......................................                  $ 796,955
                                                                        ==============


                                                              To be Considered
                                                              Well Capitalized
                                                            for Prompt Corrective
                                                              Action Provisions
                                                          --------------------------
                                                           Ratio          Amount
                                                          --------------------------
                                                            (Dollars in Thousands)
As of December 31, 1998 Stockholders' Equity
     and ratio to total assets..........................


Net unrealized decrease in market value of assets
     available for sale (net of applicable
     income taxes)......................................
Goodwill................................................
Disallowed servicing assets and deferred tax assets.....

Tangible capital and ratio to adjusted total assets.....

Tier 1 (core) capital and ratio to adjusted
     total assets.......................................      5.0%         $ 78,239
                                                          =========    =============
Tier 1 (core) capital and ratio to risk-weighted
     total assets.......................................      6.0%         $ 52,221
                                                          =========    =============

Allowable Tier 2 capital:
     General loan valuation allowances..................
     Equity investments.................................

     Total risk-based capital and ratio to risk-weighted
         total assets...................................     10.0%         $ 87,036
                                                          =========    =============

Total assets............................................


Adjusted total assets...................................


Risk-weighted assets....................................


As of June 30, 1999 Stockholders' Equity
     and ratio to total assets..........................


Net unrealized decrease in market value of assets
     available for sale (net of applicable
     income taxes)......................................
Goodwill................................................
Disallowed servicing assets and deferred tax assets.....

Tangible capital and ratio to adjusted total assets.....

Tier 1 (core) capital and ratio to adjusted
     total assets.......................................      5.0%         $ 83,784
                                                          =========    =============
Tier 1 (core) capital and ratio to risk-weighted
     total assets.......................................      6.0%         $ 47,817
                                                          =========    =============

Allowable Tier 2 capital:
     General loan valuation allowances..................
     Equity investments.................................

     Total risk-based capital and ratio to risk-weighted
         total assets....................................    10.0%         $ 79,696
                                                          =========    =============

Total assets.............................................


Adjusted total assets....................................


Risk-weighted assets.....................................

5.   EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan (MRP) and stock options for the three months ended June 30, 1998 and 1999, are as follows:

                                                 For the Three Months Ended
                                                        June 30, 1998
                                  -----------------------------------------------------
                                       Income               Shares          Per-Share
                                      Numerator          Denominator         Amount
                                  =====================================================
                                                 (Dollars In Thousands)

Net income........................      $ 1,993,000
                                  ==================
Basic EPS:
Income available to
     common stockholders..........      $ 1,993,000          6,718,883          $ 0.30
                                  ==================                       ============
Effect of diluted shares:
     Common stock options.........                             105,975
                                                        ---------------
Diluted EPS:
Income available to
     common stockholders..........      $ 1,993,000          6,824,858          $.0.29
                                  ==================    ===============    ============

                                            For the Three Months Ended
                                                  June 30, 1999
                             -----------------------------------------------------
                                  Income              Shares          Per-Share
                                 Numerator          Denominator         Amount
                             =====================================================
                                              (Dollars In Thousands)
Net income...................      $ 1,537,000
                             ==================
Basic EPS:
Income available to
     common stockholders.....      $ 1,537,000          6,416,468          $ 0.24
                             ==================                      =============
Effect of diluted shares:
     Common stock options....                              62,227
                                                  ----------------
Diluted EPS:
Income available to
     common stockholders.....      $ 1,537,000          6,478,695          $ 0.24
                             ==================   ================   =============



The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan (MRP) and stock options for the six months ended June 30, 1998 and 1999, are as follows:


                                                For the Six Months Ended
                                                      June 30, 1998
                                  -----------------------------------------------------
                                       Income               Shares          Per-Share
                                      Numerator          Denominator         Amount
                                  =====================================================
                                                (Dollars In Thousands)
Net income........................      $ 4,086,000
                                  ==================
Basic EPS:
Income available to
     common stockholders..........      $ 4,086,000          6,710,156          $.0.61
                                  ==================                       ============
Effect of diluted shares:
     Common stock options.........                             107,795
                                                        ---------------
Diluted EPS:
Income available to
     common stockholders..........      $ 4,086,000          6,817,951          $ 0.60
                                  ==================    ===============    ============

                                                 For the Six Months Ended
                                                       June 30, 1999
                                   -----------------------------------------------------
                                        Income              Shares          Per-Share
                                       Numerator          Denominator         Amount
                                   =====================================================
                                                  (Dollars In Thousands)
Net income.........................      $ 2,754,000
                                   ==================
Basic EPS:
Income available to
     common stockholders...........      $ 2,754,000          6,423,129          $ 0.43
                                   ==================                      =============
Effect of diluted shares:
     Common stock options..........                              67,778
                                                        ----------------
Diluted EPS:
Income available to
     common stockholders...........      $ 2,754,000          6,490,907          $ 0.42
                                   ==================   ================   =============

Persuant to Statement of Position (SOP), 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA), ESOP shares that have not been committed to be released are not considered to be outstanding.

6.   OTHER COMPREHENSIVE INCOME (LOSS)

An analysis of the changes in Accumulated Other Comprehensive Income (Loss) for the periods ended June 30, 1998 and 1999, is as follows:

                                                       For the Three Months Ended         For the Six Months Ended
                                                               June 30,                           June 30,
                                                       1998              1999             1998              1999
                                                    ------------------------------     ------------------------------
                                                                Unrealized                         Unrealized
                                                              Gains (Losses)                     Gains (Losses)
                                                              on Securities                      on Securities
                                                    =================================================================
                                                                               (In Thousands)
Beginning balance...................................    $ 1,258          $   (110)         $ 1,405          $   (318)
Current-period change...............................        294            (2,298)             147            (2,090)
                                                    ------------     -------------     ------------     -------------
Ending balance......................................    $ 1,552          $ (2,408)         $ 1,552          $ (2,408)
                                                    ============     =============     ============     =============

An analysis of the related tax effects allocated to Other Comprehensive Income
(Loss) is as follows:


                                                           For the Three Months Ended               For the Three Months Ended
                                                                  June 30, 1998                             June 30, 1999
                                                      -------------------------------------     ------------------------------------

                                                                       Tax                                       Tax
                                                       Before-tax   (Expense)   Net-of-Tax       Before-tax   (Expense)   Net-of-Tax
                                                         Amount      Benefit      Amount           Amount      Benefit      Amount
                                                       =============================================================================
                                                                                      (In Thousands)
Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
      during period....................................    $ 474      $ (180)       $ 294         $ (3,701)    $ 1,406     $ (2,295)
  Less: reclassification adjustment for gains
      realized in net income...........................        -           -            -               (5)          2           (3)
                                                      -------------------------------------     ------------------------------------
Other comprehensive income (loss)......................    $ 474      $ (180)       $ 294         $ (3,706)    $ 1,408     $ (2,298)
                                                       =====================================     ===================================




                                                              For the Six Months Ended                For the Six Months Ended
                                                                   June 30, 1998                             June 30, 1999
                                                       -------------------------------------     -----------------------------------

                                                                       Tax                                       Tax
                                                       Before-tax   (Expense)   Net-of-Tax       Before-tax   (Expense)   Net-of-Tax
                                                         Amount      Benefit      Amount           Amount      Benefit      Amount
                                                       =============================================================================
                                                                                             (In Thousands)
Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
      during period....................................    $ 753      $ (286)       $ 467         $ (3,366)    $ 1,279     $ (2,087)
  Less: reclassification adjustment for gains
      realized in net income...........................     (516)        196         (320)              (5)          2           (3)
                                                       -------------------------------------     -----------------------------------
Other comprehensive income (loss)......................    $ 237      $  (90)       $ 147         $ (3,371)    $ 1,281     $ (2,090)
                                                       =====================================     ===================================

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

Recent Developments.

On July 16, 1999, the Company announced that its Bank subsidiary had acquired Dunn & Noel, Inc., a full-service insurance agency based in Juno Beach, Florida. The agency will be merged with a subsidiary of the Bank, Florida Consolidated Agency, Inc., and will do business as Fidelity Insurance. Fidelity Insurance will operate as an independent agency and licensed agents will make insurance products available through the Bank's branch offices.

Other Comprehensive Income.

Accumulated Other Comprehensive Loss for the six months ended June 30, 1999 increased by $2,090,000. This increase was due to a decrease in the market value of Assets Available for Sale that resulted from an increase in market interest rates for these instruments. Accumulated Other Comprehensive Income for the six months ended June 30, 1998 increased by $147,000. This increase was due to an increase in the market value of Assets Available for Sale that resulted from a modest decrease in market interest rates for these instruments.

Accumulated Other Comprehensive Loss for the quarter ended June 30, 1999 increased by $2,298,000. This increase was due to a decrease in the market value of Assets Available for Sale that resulted from an increase in market interest rates for these instruments. Accumulated Other Comprehensive Income for the quarter ended June 30, 1998 increased by $294,000. This increase was due to an increase in the market value of Assets Available for Sale that resulted from a modest decrease in market interest rates for these instruments.

Results of Operations.

Net income for the six months ended June 30, 1999 was $2.8 million, representing a decrease of $1.3 million compared to $4.1 million for the same period in 1998. The primary reasons for this decrease, as more fully described later herein, was a decrease in other income of $490,000 and an increase in operating expenses of $2.8 million. These amounts were partially offset by an increase in net interest income of $1.1 million and a decrease in the provision for income taxes of $982,000.

Net income for the quarter ended June 30, 1999 was $1.5 million, a decrease of $456,000 when compared to $2.0 million for the quarter ended June 30, 1998. The primary reasons for this decrease, as more fully described later herein, was a decrease in other income of $387,000 along with an increase in operating costs of $1.4 million. Offsetting these factors was an increase in net interest income of $1.0 million and a decrease in the provision for income taxes of $335,000.

Interest Income.

Interest income for the six months ended June 30 1999, totaled $53.0 million, representing an increase of $5.7 million or 12.1% compared to the same 1998 period. The primary reason for this increase was an increase in the Bank's interest income from loans of $3.1 million. This increase was primarily the result of an increase in the average balance of these loans to $1.0 billion from $894.0 million for the period ended June 30, 1999 and 1998, respectively. Interest income from mortgage-backed securities increased to $12.1 million for the six months ended June 30, 1999 from $9.7 million for the 1998 period. This increase was due to an increase in the average balance of these securities of $116.4 million, which was partially offset by a decline in the average rate of such securities to 5.72% in 1999 from 6.34% in 1998. The Bank's interest income from investment securities also increased by $369,000. This increase resulted from the average balance of investment securities increasing to $31.3 million from $18.2 million for the periods ended June 30, 1999 and 1998, respectively. Partially offsetting these increases was a decrease in interest income from other investments of $65,000.

Interest income for the quarter ended June 30, 1999, totaled $27.0 million, an increase of $2.5 million or 10.3% from the same quarter in 1998. The principal reasons for this increase was an increase in interest income on the Bank's loans of $1.6 million and an increase in interest income on the Bank's mortgage-backed securities of $715,000. The increase from loans resulted from an increase in the average balance of these loans to $1.0 billion for the quarter ended June 30, 1999 compared to $911.9 million for the comparable 1998 quarter. The increase in mortgage-backed securities resulted from an increase in the average balance of these securities to $419.9 million for the quarter ended June 30, 1999 from $346.8 million for the same quarter in 1998. Interest income also increased on investment securities by $293,000. This increase resulted from an increase in the average balance of such securities to $39.4 million from $19.0 million for the quarters ended June 30, 1999 and 1998, respectively.

Interest Expense.

Interest expense for the six months ended June 30, 1999, totaled $35.0 million, an increase of $4.6 million or 15.2% from the same period in 1998. The reasons for this increase were an increase in interest expense on deposits of $3.6 million and an increase in interest expense on borrowed funds of $1.1 million. The increase in interest expense on deposits resulted from an increase in the average balance of these deposits to $1.2 billion in 1999 from $935.4 million in 1998. Slightly offsetting this increase was a decrease in the average cost of these deposits to 4.21% for the six months ended June 30, 1999 from 4.49% for the six months ended June 30, 1998. The increase in interest expense on borrowed funds resulted from an increase in the average balance of these funds to $342.3 million for the six months ended June 30, 1999 compared to $296.5 million for the comparable 1998 period. This was partially offset by a decrease in the average cost of borrowed funds to 6.11% from 6.34% for the six months ended June 30, 1999 and 1998, respectively.

Interest expense was $17.6 million for the quarter ended June 30, 1999, representing a $1.5 million or 9.2% increase when compared to the same quarter in 1998. The principal cause for this increase was an increase in interest expense on deposits of $1.3 million. This resulted from an increase in the average balance of deposits to $1.2 billion for the quarter ended June 30, 1999 compared to $968.7 million for the same quarter in 1998. Interest expense on borrowed funds also increased by $169,000 caused primarily by an increase in the average balance on such funds to $345.2 million for the quarter ended June 30, 1999 from $322.5 million for the comparable 1998 quarter. These increases were partially offset by a decrease in the average yield on deposits to 4.15% from 4.54% and a decrease in the average yield on borrowed funds to 6.14% from 6.36% for the quarters ended June 30, 1999 and 1998, respectively.

Net Interest Income.

While the Bank's interest income increased by $5.7 million for the six months ended June 30, 1999, compared to the same period in 1998, interest expense also increased by $4.6 million, resulting in net interest income of $18.0 million for the six months ended June 30, 1999. This represents a $1.1 million or 6.6% increase in net interest income when compared to the same period in 1998.

During the quarter ended June 30, 1999, the Bank's interest income increased by $2.5 million compared to the same quarter in 1998, while interest expense increased by $1.5 million, resulting in net interest income of $9.4 million for the quarter ended June 30, 1999, $1.0 million or 12.2% more than realized in 1998.

Provision for Loan Losses.

The provision for loan losses was $107,000 for the six months ended June 30, 1999. The Bank experienced a credit provision for loan losses of $49,000 for the six months ended June 30, 1998. The credit provision primarily resulted from the payoff of several delinquent loans on which the Bank had previously provided specific loan loss allowances. The Bank's total allowance for loan losses as a percentage of net loans receivable was approximately .30% at June 30, 1999 which management believes to be adequate considering the Bank's loan composition and historical loss experience.

The provision for loan losses was $73,000 for the quarter ended June 30, 1999, compared to $20,000 for the quarter ended June 30, 1998. The provision for the quarter ended June 30, 1999 is deemed adequate by management in light of the Bank's historical loan loss experience.

The financial statements of the Company are prepared in accordance with generally accepted accounting principles and, accordingly, allowances for loan losses are based on management's estimate of the fair value of collateral, as applicable, and the Bank's actual loss experience and standards applied by the OTS and FDIC. The Bank provides both general valuation allowances (for unspecified, potential losses) and specific valuation allowances (for known losses) in its loan portfolio. General valuation allowances are added to the Bank's capital for purposes of computing the Bank's regulatory risk-based capital. The Bank regularly reviews its loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. Since the Bank is beginning to increase its production of commercial business loans and since such loans are deemed to have more credit risk than mortgage loans, the Bank's provision for loan losses is likely in increase in future periods.

Other Income.

Other income for the six months ended June 30, 1999 was $3.7 million or $490,000 less than the same period in 1998. This decrease is primarily attributable to a decrease of $1.1 million in net gain on sale of loans, investments and mortgage-backed securities. This decrease was due to the fact that during 1998 the Bank recorded a gain of $511,000 from the sale of mortgage-backed securities and a gain of $634,000 from the sale of the Bank's wholesale mortgage loan production. This decrease in other income was partially offset by increases in servicing income and other fees of $361,000. Servicing income and other fees increased primarily due to an increase in the number of transaction accounts at June 30, 1999 compared to June 30, 1998 that produced a corresponding increase in fee income. Also offsetting this decrease was an increase in other miscellaneous income of $295,000 for the six months ended June 30, 1999 compared to 1998. Included in this $295,000 were increased fees of $143,000 generated from the sale of investment products to customers, through the Bank's affiliation with a third party provider. Also, an increase in rental income of $56,000 and the receipt of approximately $80,000 from an adjacent land owner for the Bank's consenting to allow property it owns to be annexed into the city of Stuart, Florida.

Other income for the quarter ended June 30, 1999 was $1.9 million, a decrease of $387,000 compared to the same quarter in 1998. The principal cause for this decrease was the $634,000 gain on the previously mentioned sale of the Bank's wholesale mortgage loan production in June 1998. Partially offsetting this decrease in other income was an increase in servicing income and other fees of $212,000. Servicing income and other fees increased primarily due to an increase in the number of transaction accounts at June 30, 1999 compared to June 30, 1998 that produced a corresponding increase in fee income. Miscellaneous other income at June 30, 1999 also increased $82,000 compared to June 30, 1998. Contributing to this increase in miscellaneous income was the previously mentioned receipt of approximately $80,000 from an adjacent land owner for the Bank's consenting to allow property it owns to be annexed into the city of Stuart, Florida.

Operating Expense.

Operating expenses were $17.1 million, representing a $2.8 million increase for the six months ended June 30, 1999 when compared to $14.3 million for the six months ended June 30, 1998. Employee compensation and benefits increased by $1.9 million. This increase, which includes normal salary increases, is due mainly to the hiring of additional personnel in connection with the Bank's planned branch expansion in 1999 as well as expansion of the Bank's commercial loan production capabilities. As a result, the Bank's full time equivalent personnel increased by 109 at June 30, 1999 to 460 compared to 351 at June 30, 1998. Occupancy and equipment costs increased by $497,000 due in part to increases in real estate tax assessments on the Bank's properties along with additional depreciation expenses relating to new computer equipment and new branch office facilities opened during 1999. In addition, there were increases in marketing costs of $45,000, federal deposit insurance premiums of $57,000 and other operating expense $438,000 for the six months ended June 30, 1999 and 1998, respectively. These increases were only slightly offset by a decrease in loss on real estate owned of $159,000 for the six months ended June 30, 1999 compared to 1998.

Operating expenses increased by $1.4 million to $8.7 million for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. Employee compensation and benefits increased by $966,000. This increase as stated above, is due largely to the hiring of additional personnel in connection with the Bank's planned branch expansion and the expansion of the Bank's commercial loan production capabilities. Occupancy and equipment costs increased by $129,000 due in part, as explained above, to increases in real estate tax assessments on the Bank's properties and additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase was an increase in data processing charges caused by increased usage by the Bank and a 5% rate increase. In addition, there were increases in marketing costs of $46,000, federal deposit insurance premiums of $30,000 and other operating expense of $244,000 for the quarter ended June 30, 1999 compared to 1998. Partially offsetting these increases was a decrease in the loss on real estate owned of $42,000.

Income Taxes.

Provision for incomes taxes was $1.7 million for the six months ended June 30, 1999 compared to $2.7 million for the six months ended June 30, 1998. This decrease was attributable to a decrease in income before provision for income taxes of $2.3 million to $4.5 million in 1999 from $6.8 million in 1998. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

The income tax provision was $957,000 for the quarter ended June 30, 1999 compared to $1.3 million for the quarter ended June 30, 1998. These expenses approximate the rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Changes in Financial Condition.

The Company's assets increased by $110.2 million from December 31, 1998 to June 30, 1999. Net loans receivable increased by $91.1 million. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $4.1 million, while all other assets increased by $2.7 million. Funds for the increase in assets were provided primarily by an increase in the Bank's deposits of $96.5 million. The Company's equity at June 30, 1999 decreased by $3.2 million from December 31, 1998. This decrease was due in part to the Company's completion of the stock repurchase program and dividends declared of $2.3 million. Partially offsetting the decrease in equity was net income during the six months of $2.8 million.

Market Risk Analysis

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of June 30, 1999, the Company does not own any trading assets, other than $701,000 of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At June 30, 1999, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The following table sets forth the Bank's estimated internal calculations of MVPE as of June 30, 1999.


  Changes in Rates        Net Market Value of Portfolio Equity
    (Rate Shock)           $ Amount     $ Change     % Change
  ----------------        ------------------------------------

      +200bp                79,874      (40,246)      (33.5%)
      +100bp                93,749      (26,371)      (22.0%)
       -0-                 120,120          -            -
      -100bp               123,182        3,062         2.5%
      -200bp               130,159       10,039         8.4%

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

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Effective December 1998 these liquidity ratios were amended to include as liquidity, unpledged obligations issued or fully guaranteed as to principal and interest by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) among others. Accordingly, the Bank's FNMA and FHLMC securities are included in following liquidity ratios. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 27.30% during the month of June 1999. Liquidity ratios averaged 28.13% for the quarter ended June 30, 1999. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $35.4 million at June 30, 1999. Other assets qualifying for liquidity at June 30, 1999, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $316.9 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 1999, the Bank had $309.3 million in advances from the FHLB. At June 30, 1999, the Bank had commitments outstanding to originate or purchase loans of $43.3 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 1999, totaled $684.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

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

FASB Statement on Derivatives and Hedging Activities - In June, 1998, the FASB issued SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after July 1, 2000 and, accordingly, would apply to the Company beginning on January 1, 2001. The Company plans to adopt the standard at that time and does not presently intend to reclassify securities between categories. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

FASB Statement on Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - In October, 1998 the FASB issued SFAS No. 134 which amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". Statement No. 65, as amended by Statement No. 115 and Statement No. 125, required that after securitization of a mortgage loan held for sale, a mortgage banking enterprise classify the resulting security as a trading security. Statement No. 134 amends this section to require that after the securitization of mortgage loans held for sale, the entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998. The Company has not engaged in retaining securities after the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 134 is not expected to have a material impact on the Company's financial statements.

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


Item 4        Submission of Matters to a Vote of Security Holders

              On April 20, 1999, several matters were submitted to the security holders, in connection with the Company's annual meeting of stockholders, all of which were set forth in the Company's proxy materials. The results of such votes are as follows:

              Ballot No. 1
              ------------

              The election of Joseph B. Shearouse, Jr. and Keith D. Beaty to serve as director for a term of three years and Karl H. Watson to serve as director for a term of two years, or until their successors have been elected and qualified.

                                                For             Withheld
                                                ---             --------

              Joseph B. Shearouse, Jr.        6,253,877          12,525
              Keith D. Beaty                  6,254,427          11,975
              Karl H. Watson                  6,254,427          11,975

              Ballot No. 2
              ------------

                 The  ratification  of the  appointment of Deloitte and Touche,
              LLP, as auditors for the Company for the fiscal year ended December 31, 1999.

                                           For           Against       Abstain
                                           ---           -------       -------

              Number of Votes           6,260,527         1,982         3,893

Item 5        Other Information

              None.


Item 6        Exhibits and Reports on Form 8-K

              (a) All required exhibits are included in Part I under Consolidated Financial Statements (pages 2 through 5), Notes to Unaudited Consolidated Financial Statements (pages 6 through 11) and Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 12 through 20), and are incorporated by reference, herein.

              (b)   Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                         FIDELITY BANKSHARES, INC.






Date:  August 9, 1999           By: /s/ Vince A. Elhilow
                                    -------------------------------------
                                    Vince A. Elhilow
                                    President and Chief Executive Officer





Date:  August 9, 1999           By: /s/ Richard D. Aldred
                                    -------------------------------------
                                    Richard D. Aldred
                                    Executive Vice President
                                    Chief Financial Officer