Form 10-Q
period 1999-09-30
FIDELITY BANKSHARES INC
filed 1999-11-12
CIK 1028336

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20552
                          __________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   There were 6,834,463 shares
of the Registrant's common stock outstanding as of November 1, 1999.

FIDELITY BANKSHARES, INC.

                           FIDELITY BANKSHARES, INC.
                                     INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements.....................................  1

                   Consolidated Statements of Financial Condition as
                     of December 31, 1998 and September 30, 1999............  2

                   Consolidated Statements of Operations for the three
                     and nine months ended September 30, 1998 and 1999......  3

                   Consolidated Statements of Comprehensive Operations
                     for the three and nine months ended September 30,
                     1998 and 1999..........................................  4

                   Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 1998 and 1999...............  5

                   Notes to Consolidated Financial Statements...............  6

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................... 12

PART II. OTHER INFORMATION.................................................. 21

PART I. FINANCIAL INFORMATION

        Item I. Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                                             Unaudited
                                                                                            December 31,    September 30,
                                                                                                1998            1999
                                                                                          ==============================
                                                                                                  (In Thousands)
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash and amounts due from depository institutions.....................................    $   27,951      $   33,128
  Interest-bearing deposits.............................................................        32,075          41,617
                                                                                            ----------      ----------
     Total cash and cash equivalents....................................................        60,026          74,745
ASSETS AVAILABLE FOR SALE (At Fair Value):
  Government and agency securities......................................................        18,824          50,759
  Mortgage-backed securities............................................................       389,263         361,086
  Corporate debt securities.............................................................        44,488          39,038
                                                                                            ----------      ----------
     Total assets available for sale....................................................       452,575         450,883
LOANS RECEIVABLE, Net (Notes 2, 3)......................................................       977,166       1,120,408
OFFICE PROPERTIES AND EQUIPMENT, Net....................................................        37,708          44,009
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market........................        15,658          15,118
REAL ESTATE OWNED, Net..................................................................           907             349
ACCRUED INTEREST RECEIVABLE.............................................................         7,549           8,360
DEFERRED INCOME TAX ASSET...............................................................         1,443           2,980
OTHER ASSETS............................................................................        13,895          17,040
                                                                                            ----------      ----------
TOTAL ASSETS............................................................................    $1,566,927      $1,733,892
                                                                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS................................................................................    $1,120,746      $1,278,613
OTHER BORROWED FUNDS....................................................................         6,981          11,725
ADVANCES FROM FEDERAL HOME LOAN BANK....................................................       303,140         302,352
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE...........................................         3,081          16,470
DRAFTS PAYABLE..........................................................................         9,605           4,484
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
  JUNIOR SUBORDINATED DEBENTURES........................................................        28,750          28,750
OTHER LIABILITIES.......................................................................         9,625          10,252
                                                                                            ----------      ----------
  TOTAL LIABILITIES.....................................................................     1,481,928       1,652,646
                                                                                            ----------      ----------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued...............................             -               -
COMMON STOCK ($.10 par value) 8,200,000 authorized shares:
  6,803,042 shares outstanding at December 31, 1998, and................................
  6,834,463 shares outstanding at September 30, 1999....................................           680             683
ADDITIONAL PAID IN CAPITAL..............................................................        40,535          39,338
RETAINED EARNINGS - substantially restricted............................................        52,018          53,353
TREASURY STOCK - at cost, 394,029 shares at December 31, 1998, and
  489,796 shares at September 30, 1999..................................................        (7,258)         (7,658)
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN.................................          (658)           (411)
ACCUMULATED OTHER COMPREHENSIVE LOSS (Note 6)...........................................          (318)         (4,059)
                                                                                            ----------      ----------
  TOTAL STOCKHOLDERS' EQUITY (Note 4)...................................................        84,999          81,246
                                                                                            ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................    $1,566,927      $1,733,892
                                                                                            ==========      ==========

See Notes to Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                               Unaudited                   Unaudited
                                                        For the Three Months Ended  For the Nine Months Ended
                                                                September 30,           September 30,
                                                               1998       1999         1998       1999
                                                    =============================================================
                                                                (In Thousands, except per share data)
Interest income:
   Loans.................................................   $18,030    $20,986      $53,463    $59,483
  Investment securities..................................       270        613          779      1,491
  Other investments......................................       907        839        2,511      2,378
  Mortgage-backed and other securities...................     6,295      6,184       16,030     18,294
                                                            -------    -------      -------    -------
     Total interest income...............................    25,502     28,622       72,783     81,646
                                                            -------    -------      -------    -------
Interest expense:
  Deposits...............................................    11,817     13,169       32,815     37,737
  Advances from Federal Home Loan Bank and
     other borrowings....................................     5,238      5,346       14,630     15,801
                                                            -------    -------      -------    -------
     Total interest expense..............................    17,055     18,515       47,445     53,538
                                                            -------    -------      -------    -------

Net interest income......................................     8,447     10,107       25,338     28,108

Provision for (recovery from) loan losses................         6        161          (43)       268
                                                            -------    -------      -------    -------

Net interest income after provision for loan losses......     8,441      9,946       25,381     27,840
                                                            -------    -------      -------    -------
Other income:
  Fee income from deposits and other banking services....     1,185      1,423        3,397      3,996
  Net gain on sale of loans, investments
     and mortgage-backed securities......................       555         64        1,979        342
  Miscellaneous..........................................       686        425        1,251      1,285
                                                            -------    -------      -------    -------
     Total other income..................................     2,426      1,912        6,627      5,623
                                                            -------    -------      -------    -------
Operating expense:
  Employee compensation and benefits.....................     4,165      5,443       12,003     15,181
  Occupancy and equipment................................     1,510      1,762        4,471      5,220
  Loss (gain) on real estate owned.......................       (98)       (67)         (64)      (192)
  Marketing..............................................       159        229          598        713
  Federal deposit insurance premium......................       141        168          408        492
  Other Miscellaneous....................................     1,492      1,664        4,299      4,909
                                                            -------    -------      -------    -------
     Total operating expense.............................     7,369      9,199       21,715     26,323
                                                            -------    -------      -------    -------

Income before provision for income taxes.................     3,498      2,659       10,293      7,140
                                                            -------    -------      -------    -------
Provision for income taxes:
   Current...............................................     1,234        916        3,703      2,466
   Deferred..............................................       124        103          364        280
                                                            -------    -------      -------    -------
     Total provision for income taxes....................     1,358      1,019        4,067      2,746
                                                            -------    -------      -------    -------

Net income...............................................   $ 2,140    $ 1,640      $ 6,226    $ 4,394
                                                            =======    =======      =======    =======
Earnings per share: (Note 5)
  Basic..................................................      $.32     $.0.25         $.93      $0.68
                                                            =======    =======      =======    =======
  Diluted................................................      $.31     $.0.25         $.91      $0.68
                                                            =======    =======      =======    =======

See Notes to Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                               Unaudited                    Unaudited
                                                       For the Three Months Ended   For the Nine Months Ended
                                                                September 30,           September 30,
                                                               1998       1999         1998       1999
                                                       ======================================================
                                                            (In Thousands, except per share data)
Net income.................................................   $2,140   $ 1,640      $6,226   $ 4,394
Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on assets available for sale:
   Unrealized holding gains (losses) arising during period.      648    (1,611)      1,115    (3,698)
   Less:  Reclassification adjustment for gains realized
          in net income....................................     (286)      (40)       (606)      (43)
                                                              ------   -------      ------   -------

Comprehensive income (loss) (Note 6).......................   $2,502   $   (11)     $6,735   $   653
                                                              ======   =======      ======   =======

See Notes to Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1999
--------------------------------------------------------------------------------

                                                                                                   Unaudited
                                                                                           For the Nine Months Ended
                                                                                                  September 30,
                                                                                                1998        1999
                                                                                         ============================
                                                                                                (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income...............................................................................  $   6,226   $   4,394
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
 Depreciation and amortization...........................................................      1,216       1,689
 ESOP and Recognition and Retention Plan compensation expense............................        630         380
   Accretion of discounts, amortization of premiums and other deferred yield items.......        352       1,352
 Provision for loan losses and real estate losses........................................        (43)        294
   Provisions for (gains) losses and net (gains) losses on sales of real estate owned....        (48)       (214)
 Net (gain) loss on sale of:
     Loans...............................................................................     (1,000)       (273)
     Corporate bonds.....................................................................       (108)         (5)
     Mortgage-backed securities..........................................................       (869)        (65)
     Office properties and equipment.....................................................          -          66
(Increase) decrease in accrued interest receivable.......................................     (1,209)       (810)
Decrease (increase) in other assets......................................................     (1,527)     (2,805)
Increase (decrease) in drafts payable....................................................     (1,648)     (5,121)
(Increase) decrease in deferred income tax asset.........................................        560         653
Increase in other liabilities............................................................      1,940          65
                                                                                           ---------   ---------
     Net cash from operating activities..................................................      4,472        (400)
                                                                                           ---------   ---------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans........................................    (88,561)   (137,069)
Principal payments received on mortgage-backed securities................................     83,086      77,718
Purchases of:............................................................................
   Loans.................................................................................    (34,914)    (21,005)
 Mortgage-backed securities..............................................................   (239,108)    (57,286)
 Corporate debt securities...............................................................    (55,431)          -
 Federal Home Loan Bank stock............................................................     (4,974)          -
 Investment securities...................................................................     (4,989)    (40,839)
 Office properties and equipment.........................................................    (13,737)     (8,162)
Proceeds from sales of:
   Loans.................................................................................     47,771      14,548
 Federal Home Loan Bank stock............................................................      1,175         540
 Corporate debt securities...............................................................      9,843       4,958
 Real estate acquired in settlement of loans.............................................      1,482       1,833
 Mortgage-backed securities..............................................................     27,523         696
 Office properties and equipment.........................................................         (7)          -
Proceeds from maturities of investment securities........................................      2,220       8,455
Cash used to purchase Florida Consolidated Agency,
   net of cash received relating to purchase.............................................          -        (175)
Other....................................................................................      2,365         377
                                                                                           ---------   ---------
     Net cash used for investing activities..............................................   (266,256)   (155,411)
                                                                                           ---------   ---------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock.............................................         74         274
Purchase of treasury stock...............................................................       (962)     (1,906)
Sale of subordinated debentures, net.....................................................     27,389           -
Cash dividends...........................................................................     (2,534)     (3,050)
Net increase (decrease) in:
 NOW accounts, demand deposits and savings accounts......................................     18,904      68,826
 Certificates of deposit.................................................................    146,483      89,041
 Advances from Federal Home Loan Bank....................................................     65,979        (788)
 Other borrowed funds....................................................................        917       4,744
 Advances by borrowers for taxes and insurance...........................................     12,334      13,389
                                                                                           ---------   ---------
     Net cash from financing activities..................................................    268,584     170,530
                                                                                           ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................      6,800      14,719
CASH AND CASH EQUIVALENTS, Beginning of  period..........................................     55,824      60,026
                                                                                           ---------   ---------
CASH AND CASH EQUIVALENTS, End of period.................................................  $  62,624   $  74,745
                                                                                           =========   =========

See Notes to Consolidated Financial Statements.

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

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 1999 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

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

In October 1998 the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities." Statement No. 65, as amended by Statement No. 115 and Statement No. 125, required that after securitization of a mortgage loan held for sale, a mortgage banking enterprise classify the resulting security as a trading security. Statement No. 134 amends this section to require that after the securitization of mortgage loans held for sale, the entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective beginning in the first quarter after December 15, 1998. The Company has not engaged in retaining securities after the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 134 has not had a material impact on the Company's financial statements.

Certain amounts in the financial statements have been reclassified to conform with the September 30, 1999 presentation.

2.  LOANS RECEIVABLE
Loans receivable at December 31, 1998 and September 30, 1999, consist of the following:


                                                                                     December 31,            September 30,
                                                                                        1998                     1999
                                                                                  ==========================================
                                                                                                 (In Thousands)
One-to-four single family, residential real estate mortgages................           $  828,929               $  928,573
Commercial and multi-family real estate mortgages...........................               74,671                  106,795
Real estate construction-primarily residential..............................               53,515                   30,401
Land loans-primarily residential............................................                8,583                   10,063
                                                                                       ----------               ----------
Total first mortgage loans..................................................              965,698                1,075,832
Consumer Loans..............................................................               48,270                   56,380
Commercial business loans...................................................               46,958                   84,096
                                                                                       ----------               ----------
Total gross loans...........................................................            1,060,926                1,216,308
Less:
  Undisbursed portion of loans in process...................................               84,155                   95,382
  Unearned discounts, premiums and deferred loan fees (costs), net..........               (3,621)                  (2,900)
  Allowance for loan losses.................................................                3,226                    3,418
                                                                                       ----------               ----------
Loans receivable-net........................................................           $  977,166               $1,120,408
                                                                                       ==========               ==========

3.  ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 1998 and the three and nine months ended September 30, 1998 and 1999, is as follows:

                                                       Unaudited          Unaudited                  Unaudited
                                                      For the Year      For the Three               For the Nine
                                                         Ended           Months Ended               Months Ended
                                                      December 31,        September 30,             September 30,
                                                          1998          1998          1999        1998         1999
                                                     =================================================================
                                                   (In Thousands)

Balance at beginning of period.........................   $3,294       $3,142       $3,252      $3,294       $3,226
   Current provision (recovery), net...................       77            6          161         (43)         268
Charge-offs............................................     (145)          (4)           5        (107)         (76)
                                                          ------       ------      ------       ------       ------

Ending balance.........................................   $3,226       $3,144       $3,418      $3,144       $3,418
                                                          ======       ======       ======      ======       ======




An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:



                                                              December 31, 1998         September 30, 1999
                                                   ==========================================================
                                                              Loan      Related        Loan      Related
                                                             Balance   Allowance      Balance   Allowance
                                                  ------------------------------------------------------------
                                                                           (In Thousands)
Impaired loan balances and related
  Specific valuation allowances:
Loans performing in conformity with
  contractual terms.......................................   $  324      $162        $  240      $122
Loans for which interest income is
  not being recognized....................................    3,685         -         2,941         -
                                                              ------      ----        ------      ----
     Total      Net income.................................   $4,009      $162        $3,181      $122
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

4.  REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Savings Bank of Florida, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                                 To be Considered
                                                                                           Minimum for           Well Capitalized
                                                                                        Capital Adequacy      for Prompt Corrective
                                                                     Actual                 Purposes            Action Provisions
                                                                Ratio      Amount      Ratio       Amount      Ratio       Amount
                                                            ------------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
As of December 31, 1998 Stockholders' Equity
 and ratio to total assets...................                6.8%      $  106,244
                                                            ====

Unrealized increase in market value of
 assets available for sale (net of
 applicable income taxes)....................                                 318


Goodwill.....................................                              (2,394)
Disallowed servicing assets..................                                 (53)
                                                                       ----------
Tangible capital and ratio to adjusted total
 assets......................................                6.6%      $  104,115       1.5%      $23,472
                                                            ====       ==========      ====       =======
Tier I (core) capital and ratio to adjusted
 total assets................................                6.7%      $  104,115       3.0%      $46,943       5.0%      $78,239
                                                            ====       ==========      ====       =======      ====       =======
Tier I (core) capital and ratio to
 risk-weighted total assets..................               12.0%      $  104,115       4.0%      $34,814       6.0%      $52,221
                                                            ====                       ====       =======      ====       =======

Allowable Tier 2 capital:
General loan valuation allowances............                               2,352
Equity investments...........................                                   -
                                                                       ----------
Total risk-based capital and ratio to
 risk-weighted total assets..................               12.2%      $  106,467       8.0%      $69,628      10.0%      $87,036
                                                            ====       ==========      ====       =======      ====       =======

Total assets.................................                          $1,566,900
                                                                       ==========

Adjusted total assets........................                          $1,564,771
                                                                       ==========

Risk-weighted assets.........................                          $  870,355
                                                                       ==========



As of September 30, 1999 Stockholders'
 Equity and ratio to total assets............                6.2%      $  107,855
                                                            ====

Unrealized decrease in market value of
 assets available for sale (net of
 applicable income taxes)....................                               4,059


Goodwill.....................................                              (2,815)
Disallowed servicing assets..................                                 (56)
                                                                       ----------
Tangible capital and ratio to adjusted total
 assets......................................                6.3%      $  109,043       1.5%      $26,048
                                                            ====       ==========      ====       =======
Tier I (core) capital and ratio to adjusted
 total assets................................                6.3%      $  109,043       3.0%      $52,096       5.0%      $86,826
                                                            ====       ==========      ====       =======      ====       =======
Tier I (core) capital and ratio to
 risk-weighted total assets..................               13.2%      $  109,043       4.0%      $32,996       6.0%      $49,493
                                                            ====                       ====       =======      ====       =======

Allowable Tier 2 capital:
General loan valuation allowances............                               2,617
Equity investments...........................                                   -
                                                                       ----------
Total risk-based capital and ratio to
 risk-weighted total assets..................               13.5%      $  111,660       8.0%      $65,991      10.0%      $82,489
                                                            ====       ==========      ====       =======      ====       =======

Total assets.................................                          $1,732,853
                                                                       ==========

Adjusted total assets........................                          $1,736,529
                                                                       ==========

Risk-weighted assets.........................                          $  824,888
                                                                       ==========

5.  EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan (MRP) and stock options for the three months ended September 30, 1998 and 1999, are as follows:

                                              For the Three Months Ended                       For the Three Months Ended
                                                  September 30, 1998                               September 30, 1999
                                        --------------------------------------           --------------------------------------
                                         Income        Shares     Per-Share                Income       Shares     Per-Share
                                        Numerator   Denominator    Amount                Numerator    Denominator   Amount
                                        ======================================           ======================================
                                                (Dollars in Thousands)                           (Dollars in Thousands)

Net income.......................        $2,140,000                                      $1,640,000
                                         ==========                                      ==========
Basic EPS:
Income available to
  common stockholders............        $2,140,000  6,725,320     $0.32                 $1,640,000   6,438,175     $0.25
                                         ==========                =====                 ==========                 =====
Effect of diluted shares:
  Common stock options...........                      100,322                                           55,116
                                                     ---------                                        ---------
Diluted EPS:
Income available to
  common stockholders............        $2,140,000  6,825,642     $0.31                 $1,640,000   6,493,291     $0.25
                                         ==========  =========     =====                 ==========   =========     =====



The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP), Management Recognition Plan (MRP) and stock options for the nine months ended September 30, 1998 and 1999, are as follows:

                                              For the Nine Months Ended                       For the Nine Months Ended
                                                  September 30, 1998                               September 30, 1999
                                        --------------------------------------           --------------------------------------
                                         Income        Shares     Per-Share                Income       Shares     Per-Share
                                        Numerator   Denominator    Amount                Numerator    Denominator   Amount
                                        ======================================           ======================================
                                                (Dollars in Thousands)                           (Dollars in Thousands)

Net income.......................      $6,226,000                                        $4,394,000
                                       ==========                                        ==========
Basic EPS:
Income available to
  common stockholders............      $6,226,000   6,715,266      $0.93                 $4,394,000    6,428,200   $0.68
                                       ==========                 ======                 ==========               ======
Effect of diluted shares:
  Common stock options...........                     105,488                                             58,208
                                                    ---------                                          ---------
Diluted EPS:
Income available to
  common stockholders............      $6,226,000   6,820,754      $0.91                 $4,394,000    6,486,408   $0.68
                                       ==========   =========     ======                 ==========    =========  ======


Pursuant to Statement of Position (SOP), 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA), ESOP shares that have not been committed to be released are not considered to be outstanding.

6.  OTHER COMPREHENSIVE INCOME (LOSS)
An analysis of the changes in Accumulated Other Comprehensive Income (Loss) for the periods ended September 30, 1998 and 1999, is as follows:

                                          For the Three Months Ended                 For the Nine Months Ended
                                                 September 30,                             September 30,
                                             1998            1999                      1998            1999
                                        --------------  --------------            --------------  --------------
                                                   Unrealized                                Unrealized
                                                 Gains (Losses)                            Gains (Losses)
                                                 on Securities                             on Securities
                                        ========================================================================
                                                                     (In Thousands)
Beginning balance....................        $1,552          $(2,408)                   $1.405           $  (318)
Current-period change................           362           (1,651)                      509            (3,741)
                                        -----------     ------------               -----------     -------------
Ending balance.......................        $1,914          $(4,059)                   $1,914           $(4,059)
                                        ===========     ============               ===========     =============


An analysis of the related tax effects allocated to Other Comprehensive Income
(Loss) is as follows:


                                                    For the Three Months Ended                 For the Three Months Ended
                                                       September 30, 1998                          September 30, 1999
                                            --------------------------------------        -----------------------------------
                                                              Tax                                        Tax
                                              Before-tax   (Expense)    Net-of-tax        Before-tax  (Expense)    Net-of-tax
                                                Amount      Benefit       Amount            Amount     Benefit       Amount
                                            =================================================================================
                                                                               (In Thousands)
Unrealized gain (loss) on assets available
  for sale:
Unrealized holding gains (losses)
 arising during period....................      $1,045      $(397)       $ 648             $(2,598)     $  987      $(1,611)
 Less:  reclassification adjustment for
 gains realized in net income.............        (461)       175         (286)                (65)         25          (40)
                                            -----------------------------------            ---------------------------------
Other comprehensive income (loss).........      $  584      $(222)       $ 362             $(2,663)     $1,012      $(1,651)
                                            ===================================            =================================


                                                    For the Three Months Ended                 For the Three Months Ended
                                                       September 30, 1998                          September 30, 1999
                                            --------------------------------------        -----------------------------------
                                                              Tax                                        Tax
                                              Before-tax   (Expense)    Net-of-tax        Before-tax  (Expense)    Net-of-tax
                                                Amount      Benefit       Amount            Amount     Benefit       Amount
                                            =================================================================================
                                                                               (In Thousands)
Unrealized gain (loss) on assets available
  for sale:
Unrealized holding gains (losses)
 arising during period....................      $1,798      $(683)      $1,115             $(5,964)     $2,266      $(3,698)
 Less:  reclassification adjustment for
 gains realized in net income.............        (977)       371         (606)                (70)         27          (43)
                                            --------------------------------------        ----------------------------------
Other comprehensive income (loss).........      $  821      $(312)      $  509             $(6,034)     $2,293      $(3,741)
                                            ======================================        ==================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

Fidelity Bankshares, Inc. (the "Company") is the parent company of Fidelity Federal Savings Bank of Florida ("Fidelity Federal" or the "Bank"). The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market interest rates tends to be highly cyclical.

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

Recent Developments.

On July 16, 1999, the Company's subsidiary, Fidelity Federal Savings Bank acquired Dunn & Noel, Inc., a full-service insurance agency based in Juno Beach, Florida. Dunn & Noel was founded in 1947, originally as Burns & Company. Following the acquisition, the agency, a wholly owned subsidiary of the Bank, was renamed Florida Consolidated Agency, Inc., doing business as Fidelity Insurance. Fidelity Insurance will continue to operate as an independent agency and licensed agents will make insurance products available through the Fidelity Federal's branch offices.

The Bank's scheduled closing in the second quarter of 1999 on the sale of the property it owns in downtown West Palm Beach has been postponed by mutual agreement and is expected to occur during the fourth quarter of 1999. As of September 30, 1999, the Bank holds $805,000 in non-refundable deposits relating to this sale.

Fidelity Federal opened three new branches during the quarter ended September 30, 1999. So far this year, the Bank has opened six new branches. The Bank anticipates opening three new branches in October 1999 and one in December 1999, bringing the total new branches to ten for the year ended December 31, 1999. As of September 30, 1999, the six new branches had originated $59 million in new deposits.

One of Palm Beach County's largest employers, Pratt & Whitney, has announced that it will be closing its operations in Florida by September, 2000. Employees will be offered transfers to Pratt & Whitney's Connecticut operations, early retirement or be terminated. Of the estimated four thousand employees affected, approximately two thirds reside in Palm Beach County, while the remainder live in Martin County. Both counties are within the Bank's primary service area. Management is unable to estimate the effects on the Bank's operations, if any, as a result of Pratt & Whitney's plant closing.

Other Comprehensive Income/Loss.

Accumulated Other Comprehensive Loss for the nine months ended September 30, 1999 increased by $3.7 million to $4.1 million. This increase was due to a decrease in the market value of Assets Available for Sale which resulted from an increase in market interest rates for these instruments. Accumulated Other Comprehensive Income for the nine months ended September 30, 1998 increased by $509,000, due to an increase in the market value of Assets Available for Sale which resulted from a modest decrease in market interest rates for these instruments.

Accumulated Other Comprehensive Loss for the quarter ended September 30, 1999 increased by $1,651,000. This increase resulted from a decrease in the market value of Assets Available for Sale which was caused by an increase in market interest rates for these instruments. Accumulated Other Comprehensive Income for the quarter ended September 30, 1998 increased by $362,000, due to an increase in the market value of Assets Available for Sale which was caused by a modest decrease in market interest rates for these instruments.

Results of Operations.

Net income for the nine months ended September 30, 1999 was $4.4 million, representing a decrease of $1.8 million compared to $6.2 million for the same period in 1998. The primary reasons for this decrease, as more fully described later herein, was a decrease in other income of $1.0 million and an increase in operating expenses of $4.6 million. These amounts were partially offset by an increase in net interest income of $2.8 million and a decrease in the provision for income taxes of $1.3 million.

Net income for the quarter ended September 30, 1999 was $1.6 million, a decrease of $500,000 when compared to $2.1 million for the quarter ended September 30, 1998. The primary reasons for this decrease, as more fully described later herein, was a decrease in other income of $514,000 along with an increase in operating costs of $1.8 million. Offsetting these factors was an increase in net interest income of $1.6 million and a decrease in the provision for income taxes of $339,000.

Interest Income.

Interest income for the nine months ended September 30 1999, totaled $81.6 million, representing an increase of $8.9 million or 12.2% compared to the same 1998 period. The primary reason for this increase was an increase in the Bank's interest income from loans of $6.0 million. This increase was primarily the result of an increase of 10.6% in the average balance of loans to $1.0 billion from $904.2 million for the period ended September 30, 1999 and 1998, respectively. Interest income from mortgage-backed securities increased to $18.3 million for the nine months ended September 30, 1999 from $16.0 million for the 1998 period. This increase was due to an increase in the average balance of mortgage-backed securities of $80.9 million, which was partially offset by a decline in the average rate of such securities to 5.82% in 1999 from 6.32% in 1998. The Bank's interest income from investment securities also increased by $712,000. This increase resulted from the average balance of investment securities increasing to $34.4 million from $18.4 million for the periods ended September 30, 1999 and 1998, respectively. Partially offsetting these increases was a decrease in interest income from other investments of $133,000, which resulted from a decrease in the average rate on these investments to 5.87% from 6.63% for the nine months ended September 30, 1999 and 1998, respectively.

Interest income for the quarter ended September 30, 1999, totaled $28.6 million, an increase of $3.1 million or 12.2% from the same quarter in 1998. The principal reasons for this increase was an increase in interest income on the Bank's loans of $3.0 million and an increase in interest income from the Bank's investment securities of $343,000. The increase from loans resulted from an increase in the average balance of these loans to $1.1 billion for the quarter ended September 30, 1999 compared to $924.6 million for the comparable 1998 quarter. The increase in investment securities resulted from an increase in the average balance of these securities to $41.1 million for the quarter ended September 30, 1999 from $19.0 million for the same quarter in 1998. Slightly offsetting these increases was a decrease in interest income from other investments of $68,000.

Interest Expense.

Interest expense for the nine months ended September 30, 1999, totaled $53.5 million, an increase of $6.1 million or 12.8% from the same period in 1998. The reasons for this increase were an increase in interest expense on deposits of $4.9 million and an increase in interest expense on borrowed funds of $1.2 million. The increase in interest expense on deposits resulted from an increase in the average balance of these deposits to $1.2 billion in 1999 from $962.5 million in 1998, reflecting the expansion of the Bank's branch network.
Slightly offsetting this increase was a decrease in the average cost of these deposits to 4.21% for the nine months ended September 30, 1999 from 4.55% for the nine months ended September 30, 1998. The increase in interest expense on borrowed funds resulted from an increase in the average balance of these funds to $343.3 million for the nine months ended September 30, 1999 compared to $309.7 million for the comparable 1998 period. This was partially offset by a decrease in the average cost of borrowed funds to 6.14% from 6.30% for the nine months ended September 30, 1999 and 1998, respectively.

Interest expense was $18.5 million for the quarter ended September 30, 1999, representing a $1.5 million or 8.6% increase when compared to the same quarter in 1998. The principal cause for this increase was an increase in interest expense on deposits of $1.4 million. This resulted from an increase in the average balance of deposits to $1.2 billion for the quarter ended September 30, 1999 compared to $1.0 billion for the same quarter in 1998. Interest expense on borrowed funds also increased by $108,000 caused primarily by an increase in the average balance on such funds to $346.0 million for the quarter ended September 30, 1999 from $340.3 million for the comparable 1998 quarter. These increases were partially offset by a decrease in the average yield on deposits to 4.22% from 4.62% for the quarters ended September 30, 1999 and 1998, respectively.

Net Interest Income.

While the Bank's interest income increased by $8.9 million for the nine months ended September 30, 1999, compared to the same period in 1998, interest expense also increased by $6.1 million, resulting in net interest income of $28.1 million for the nine months ended September 30, 1999. This represents a $2.8 million or 10.9% increase in net interest income when compared to the same period in 1998.

During the quarter ended September 30, 1999, the Bank's interest income increased by $3.1 million compared to the same quarter in 1998, while interest expense increased by $1.5 million, resulting in net interest income of $10.1 million for the quarter ended September 30, 1999, $1.6 million or 19.7% more than realized in 1998.

Provision for Loan Losses.

The provision for loan losses was $268,000 for the nine months ended September 30, 1999. The Bank experienced a credit provision for loan losses of $43,000 for the nine months ended September 30, 1998. The credit provision primarily resulted from the payoff of several delinquent loans on which the Bank had previously provided specific loan loss allowances. The increase in the provision for loan losses is principally attributable to the Bank's 45.5% increase in commercial real estate mortgages, consumer loans and commercial business loans since December 31, 1998. The Bank's total allowance for loan losses as a percentage of net loans receivable was approximately .31% at September 30, 1999 which management believes to be adequate considering the Bank's loan composition and historical loss experience.

The provision for loan losses was $161,000 for the quarter ended September 30, 1999, compared to $6,000 for the quarter ended September 30, 1998. The provision for the quarter ended September 30, 1999 is deemed adequate by management in light of the Bank's historical loan loss experience.

The financial statements of the Company are prepared in accordance with generally accepted accounting principles and, accordingly, allowances for loan losses are based on management's estimate of the fair value of collateral, as applicable, and the Bank's actual loss experience and standards applied by the OTS and FDIC. The Bank provides both general valuation allowances (for unspecified, potential losses) and specific valuation allowances (for known losses) in its loan portfolio. General valuation allowances are added to the Bank's capital for purposes of computing the Bank's regulatory risk-based capital. The Bank regularly reviews its loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. Since the Bank is increasing its production of commercial business loans and since such loans are deemed to have more credit risk than mortgage loans, the Bank's provision for loan losses is likely in increase in future periods.

Other Income.

Other income for the nine months ended September 30, 1999 was $5.6 million or $1.0 million less than the same period in 1998. Included in other income for the nine months ended September 30, 1998 was $1.6 million more in non-recurring gains on the sale of loans, investments and mortgage-backed securities than in the same period in 1999 and 1998 included non-recurring income of $355,000 from the maturing of an option on the sale of the Bank's downtown property. Partially offsetting this $2.0 million decrease in non-recurring income were increases in fees from deposits and other banking services of $600,000 as well as increases in miscellaneous income, primarily from the sale of investment products to customers.

Other income for the quarter ended September 30, 1999 was $1.9 million, a decrease of $514,000 compared to the same quarter in 1998. Again, as explained above, the quarter ended September 30, 1998 included $491,000 more in non-recurring income from gains on the sale of investments, loans and mortgage-backed securities and the $355,000 received from the maturing of the option on the sale of the Bank's downtown property. Partially offsetting this decrease in non-recurring income of $846,000 in 1999 as compared to 1998 was an increase in fee income from deposits and other banking services of $238,000 and other miscellaneous income.

Operating Expense.

Operating expenses were $26.3 million, representing a $4.6 million increase for the nine months ended September 30, 1999 when compared to $21.7 million for the nine months ended September 30, 1998. Employee compensation and benefits increased by $3.2 million. This increase, which includes normal salary increases, is due mainly to the hiring of additional personnel in connection with the Bank's planned branch expansion in 1999 as well as expansion of the Bank's commercial loan production capabilities. As a result, the Bank's full time equivalent personnel increased by 117 at September 30, 1999 to 495 compared to 378 at September 30, 1998. Occupancy and equipment costs increased by $749,000 due in part to increases in real estate tax assessments on the Bank's properties along with additional depreciation expenses relating to new computer equipment and new branch office facilities opened during 1999. In addition, there were increases in marketing costs of $115,000, federal deposit insurance premiums of $84,000 and other operating expense of $610,000 for the nine months ended September 30, 1999 and 1998, respectively. These increases were only slightly offset by an increase in gains on the sale of real estate owned of $128,000 for the nine months ended September 30, 1999 compared to 1998.

Operating expenses increased by $1.8 million to $9.2 million for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Employee compensation and benefits increased by $1.3 million. This increase as stated above, is due largely to the hiring of additional personnel in connection with the Bank's planned branch expansion and the expansion of the Bank's commercial loan production capabilities. Occupancy and equipment costs increased by $252,000 due in part, as explained above, to increases in real estate tax assessments on the Bank's properties and additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase was an increase in data processing charges caused by increased usage by the Bank and a 5% rate increase. In addition, there were increases in marketing costs of $70,000, federal deposit insurance premiums of $27,000 and other operating expense of $172,000. Gains on sale of real estate owned decreased by $31,000 for the quarter ended September 30, 1999 compared to the same 1998 quarter.

Income Taxes.

Provision for incomes taxes was $2.7 million for the nine months ended September 30, 1999 compared to $4.1 million for the nine months ended September 30, 1998. This decrease was attributable to a decrease in income before provision for income taxes of $3.2 million to $7.1 million in 1999 from $10.3 million in 1998. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

The income tax provision was $1.0 million for the quarter ended September 30, 1999 compared to $1.4 million for the quarter ended September 30, 1998. These expenses approximate the rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Changes in Financial Condition.

The Company's assets increased by $167.0 million from December 31, 1998 to September 30, 1999. Net loans receivable increased by $143.2 million, while cash and investments increased by $13.0 million. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $6.3 million, while all other assets increased by $4.5 million. Funds for the increase in assets were provided primarily by an increase in the Bank's deposits of $157.9 million and an increase in other borrowed funds of $4.7 million. The Company's equity at September 30, 1999 decreased by $3.8 million from December 31, 1998 primarily as a result of the increase in accumulated other comprehensive loss which reflects the decline in market value of the Bank's assets available for sale.

Market Risk Analysis

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of September 30, 1999, the Company does not own any trading assets, other than $693,000 of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At September 30, 1999, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The following table sets forth the Bank's estimated internal calculations of MVPE as of September 30, 1999.

Changes in Rates        Net Market Value of Portfolio Equity
  (Rate Shock)           $ Amount     $ Change     % Change
----------------        ----------    --------     ---------
    +200bp                178,307     (50,630)       -22.1%
    +100bp                207,606     (21,331)        -9.3%
      -0-                 228,937           -            -
    -100bp                256,222      27,285         11.9%
    -200bp                273,675      44,738         19.5%

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

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 25.62% during the month of September 1999. Liquidity ratios averaged 27.03% for the quarter ended September 30, 1999. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $41.6 million at September 30, 1999. Other assets qualifying for liquidity at September 30, 1999, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $302.2 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 1999, the Bank had $302.4 million in advances from the FHLB. At September 30, 1999, the Bank had commitments outstanding to originate or purchase loans of $47.2 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at September 30, 1999, totaled $732.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Year 2000 Preparations.

Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is concern that on January 1, 2000 computers will be unable to "read" the new year and as a consequence, there may be widespread computer malfunctions. To address this contingency the Bank formed a Year 2000 Committee in March 1997, comprised of the Bank's Senior Management, which meets monthly to review the Bank's plan to achieve compliance with the issues associated with the year 2000 and progress to date and report such progress to the Board of Directors. The Bank's Year 2000 Project Plan includes five phases; assessment, evaluation, renovation, validation and implementation. The Bank has substantially completed all of the above phases for its internal applications and systems, except for final installation of additional hardware and software, which is in progress. Management of the Bank believes all "mission critical" applications have been identified. The Bank has identified 270 potential information and non information technology applications including, for example, electrical utilities, phone service, alarm systems and elevators which might have problems associated with the year 2000. Most of these applications are not mission critical. Of these applications, 226 providers assert they are or will be year 2000 compliant. To the extent applications suppliers assert their applications are year 2000 ready, whether they are information technology or non information technology related, the Bank is currently testing and validating their claims, while working toward solutions with others. However, legal recourse against the Bank's third party vendors may be limited to having the third party vendor correct any service deficiency that fails in the event the service is not year 2000 compliant. Management does not believe that it would be able to obtain any material compensatory or punitive damages in the event a vendor is not year 2000 compliant. Substantially all costs to modernize the Bank's hardware and software to achieve year 2000 readiness have been incurred and paid. These costs, which have been funded through operating cash flow, have been capitalized and expensed in conformity with generally accepted accounting principles. The Bank does not separately track internal costs associated with the year 2000 plan, including salaries and benefits for all employees working on the project.

The Bank contracts with a data processing service bureau, FiServ-Orlando to provide all direct processing of the Bank's loan and deposit transactions, together with calculations of interest income and expense thereon. Management of the Bank is in regular contact with the service bureau and closely monitors the service bureau's reports on it progress in becoming year 2000 ready. Based on its most recent report, the service bureau asserts its systems are substantially year 2000 ready on all mission critical applications. The Bank is participating in the testing of these applications. While the service bureau assures management of the Bank that it will achieve year 2000 readiness, management is unable to predict whether the service bureau will achieve year 2000 readiness on a timely basis or the magnitude of the financial consequences to the Bank in the event of the service bureau's failure to achieve such readiness.

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

FASB Statement on Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - In October, 1998 the FASB issued SFAS No. 134 which amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". Statement No. 65, as amended by Statement No. 115 and Statement No. 125, required that after securitization of a mortgage loan held for sale, a mortgage banking enterprise classify the resulting security as a trading security. Statement No. 134 amends this section to require that after the securitization of mortgage loans held for sale, the entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998. The Company has not engaged in retaining securities after the securitization of its mortgage loans held for sale and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 134 has not had a material impact on the Company's financial statements.

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



                                                       FIDELITY BANKSHARES, INC.




Date:  November 10, 1999                 By:  /S/ Vince A. Elhilow
                                                  -----------------------------
                                                  Vince A. Elhilow
                                                  President and Chief Executive
                                                    Officer



Date:  November 10, 1999                 By:  /S/ Richard D. Aldred
                                                  -----------------------------
                                                  Richard D. Aldred
                                                  Executive Vice President
                                                  Chief Financial Officer