Form 10-K405
period 1999-12-31
FIDELITY BANKSHARES INC
filed 2000-03-23
CIK 1028336

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1999
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transaction period from __________________ to ___________________


                        Commission File Number:  0-29040
                                                 -------

                           FIDELITY BANKSHARES, INC.
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                        65-0717085
--------------------------------                  ------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                               Number)

218 Datura Street, West Palm Beach, Florida                    33401
-------------------------------------------                 ----------
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

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES      X        NO  __________
     -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [X]

     As of March 3, 2000, there were issued and outstanding 6,835,768 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 3, 2000 ($14.875) was $36,735,969.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1999 (Parts II and IV).
2.   Proxy Statement for the 2000 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I

ITEM 1.   BUSINESS
------------------

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

     Fidelity Federal Savings Bank of Florida

     The Bank is a federally chartered savings bank headquartered in West Palm Beach, Florida. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered originally as a federal mutual savings and loan association in 1952, and in 1983, amended its charter to become a federally chartered mutual savings bank. On January 7, 1994, the Bank completed a reorganization into a federally chartered mutual holding company. The Bank is a member of the Federal Home Loan Bank ("FHLB") System. At December 31, 1999, the Bank had total assets of $1.7 billion, total deposits of $1.3 billion, and stockholders' equity of $111.0 million.

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

Market Area

     The Bank is headquartered in West Palm Beach, Florida, and operates in Palm Beach, Martin, and St. Lucie Counties in Florida. At December 31, 1999, the Bank had 32 offices in its market area, one of which is located in St. Lucie County, three of which are located in Martin County, and 28 of which are located in Palm Beach County. Palm Beach, Martin and St. Lucie Counties, located in Southeastern Florida, have experienced considerable growth and development since the 1960s, and had a total population of 1.4 million as of 1999. Due to significant growth controls established at the state and local governmental levels, as well as a moderation of economic growth and migration in the Bank's market area, management believes growth of the local market area may be more moderate in the future.

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

     As previously reported, one of Palm Beach County's largest employers, Pratt & Whitney, has announced that it will be substantially closing its operations in Florida by September 2000. Employees will be offered transfers to Pratt & Whitney's Connecticut operations, early retirement or be terminated. Of the estimated four thousand employees affected, approximately two-thirds reside in Palm Beach County, while the remainder live in Martin County. Both counties are within the Bank's primary service area. Management is unable to estimate the effects on the Bank's operations, if any, resulting from Pratt & Whitney's plant closing.

Lending Activities

     General. Historically, the principal lending activity of the Bank has been the origination of fixed and adjustable rate mortgage loans collateralized by one- to four-family residential properties located in its market area. The Bank currently originates adjustable rate mortgage ("ARM") loans for retention in its portfolio, and fixed rate loans, the majority of which are eligible for sale in the secondary mortgage market. To a lesser extent, the Bank also originates loans secured by commercial real estate and multi-family residential real estate, construction loans, commercial business loans and consumer loans.

     In an effort to manage interest rate risk, the Bank has sought to make its interest-earning assets more interest rate sensitive by originating adjustable rate loans, such as ARM loans, home equity loans, and short-and medium-term consumer loans. The Bank also purchases both fixed and adjustable rate mortgage-backed securities. At December 31, 1999, approximately $606.6 million, or 52.1%, of the Bank's total loan portfolio, and $127.0 million, or 37.8%, of the Bank's mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. The Bank originates fixed rate mortgage loans generally with 15- to 30-year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate residential mortgage loans generally are originated and underwritten according to standards that allow the Bank to resell such loans in the secondary mortgage market for purposes of managing interest rate risk and liquidity. The Bank periodically sells a portion of its fixed-rate loans which have terms to maturity exceeding fifteen years. The Bank retains in its portfolio all consumer, commercial real estate and multi-family residential real estate loans.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated. Also set forth below is the aggregate amount of the Bank's investment in mortgage-backed securities at the dates indicated.

                                                                           At December 31,
                             -------------------------------------------------------------------------------------------------------
                                     1995                 1996               1997                1998                  1999
                             -------------------  ------------------ ------------------  -------------------  ----------------------
                              Amount    Percent    Amount   Percent   Amount   Percent     Amount   Percent     Amount     Percent
                             ---------  --------  --------- -------- --------- --------  ---------- --------  -----------  --------
                                                                         (Dollars in Thousands)
Real estate loans:
 One- to four-family/(1)/.   $432,387      81.2%  $528,689     79.9% $720,782     83.7%  $  828,929    84.8%  $  925,384      79.5%
 Construction loans........    40,522       7.6     58,493      8.8    38,577      4.5       53,515     5.5       63,589       5.5
 Land loans................    10,769       2.0     11,875      1.8    12,116      1.4        8,583     0.9        9,763       0.8
 Commercial................    31,359       5.9     29,030      4.4    26,947      3.1       62,399     6.4      117,225      10.0
 Multi-family..............    13,748       2.6     13,781      2.1    12,999      1.5       12,272     1.2        1,037       0.1
                             --------     -----   --------    -----  --------    -----   ----------   -----   ----------     -----

  Total real estate loans..   528,785      99.3    641,868     97.0   811,421     94.2      965,698    98.8    1,116,998      95.9
                             --------     -----   --------    -----  --------    -----   ----------   -----   ----------     -----

Non-real estate loans:
 Consumer/(2)/............     26,855       5.0     39,478      6.0    47,758      5.5       48,270     4.9       60,281       5.2
 Commercial business.......     5,834       1.1     18,585      2.8    57,289      6.7       46,958     4.8       94,157       8.1
                             --------     -----   --------    -----  --------    -----   ----------   -----   ----------     -----

  Total non-real estate
   loans...................    32,689       6.1     58,063      8.8   105,047     12.2       95,228     9.7      154,438      13.3
                             --------     -----   --------    -----  --------    -----   ----------   -----   ----------     -----

  Total loans receivable...   561,474     105.4    699,931    105.8   916,468    106.4    1,060,926   108.5    1,271,436     109.2

Less:
 Undisbursed loan proceeds.    27,261       5.1     37,575      5.7    54,471      6.3      84,155      8.6      106,232       9.1
 Unearned discount and net
  deferred fees (costs)....      (385)     (0.1)    (1,607)    (0.2)   (2,554)    (0.3)     (3,621)    (0.4)      (2,826)     (0.2)
 Allowance for loan losses.     2,265       0.4      2,263      0.3     3,294      0.4       3,226      0.3        3,609       0.3
                             --------     -----   --------    -----  --------    -----  ----------    -----   ----------     -----

  Total loans
   receivable--net.........  $532,333     100.0%  $661,700    100.0% $861,257    100.0% $  977,166    100.0%  $1,164,421     100.0%
                             ========     =====   ========    =====  ========    =====  ==========    =====   ==========     =====

Mortgage-backed securities.  $159,761             $123,599           $234,132           $  389,263            $  336,212
                             ========             ========           ========           ==========            ==========

____________________
/(1)/ Includes participations of $5.6 million, $4.3 million, $3.2 million, $2.2 million and $1.5 million at December 31, 1995, 1996, 1997, 1998 and 1999, respectively.
/(2)/ Includes primarily home equity lines of credit, automobile loans, boat loans and passbook loans. At December 31, 1999, the disbursed portion of equity lines of credit totaled $18.9 million.

     Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information as of December 31, 1999, regarding the dollar amount of loans and mortgage-backed securities maturing in the Bank's portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances less loans in process and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                             Over 1      Over 3        Over 5      Over 10      Beyond
                                                 Within    Year to 3   Years to 5   Years to 10  Years to 20      20
                                                 1 Year      Years       Years         Years       Years        Years       Total
                                                ---------  ----------  -----------  -----------  -----------    -------     -----
                                                                                   (In Thousands)
Real estate loans:
 One- to four-family residential /(1)/........   $211,522    $ 99,500      $68,245     $109,317    $179,258    $238,992  $  906,834
 Commercial, multi-family and land............    112,885       1,842        1,388        6,264      18,023          --     140,402
Consumer and commercial business loans /(2)/..     69,504      11,968       21,373       12,530       2,315         278     117,968
                                                 --------    --------      -------     --------    --------    --------  ----------
 Total loans receivable.......................   $393,911    $113,310      $91,006     $128,111    $199,596    $239,270  $1,165,204
                                                 --------    --------      -------     --------    --------    --------  ----------
Mortgage-backed securities....................   $125,621    $     --      $    --     $     --    $ 64,923    $149,586  $  340,130
                                                 --------    --------      -------     --------    --------    --------  ----------

____________________

/(1)/  Includes construction loans.
/(2)/  Includes commercial business loans of $58.2 million.

     The following table sets forth at December 31, 1999, the dollar amount of all fixed rate and adjustable rate loans due or repricing after December 31, 2000.

                                                 Fixed    Adjustable   Total
                                                --------  ----------  --------
                                                        (In Thousands)
Real estate loans:
 One- to four-family residential..............  $476,003    $219,309  $695,312
 Commercial, multi-family and land............    27,517                27,517
Consumer and commercial business loans /(1)/..    48,464                48,464
                                                --------    --------  --------
  Total.......................................  $551,984    $219,309  $771,293
                                                --------    --------  --------
Mortgage-backed securities....................  $214,509    $     --  $214,509
                                                --------    --------  --------

__________________

/(1)/ Includes commercial business loans of $9.3 million.

     One- to Four-Family Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by properties located in the Bank's market area. During 1995, the Bank began to originate one- to four-family residential loans on properties outside of its market area. These loans which were originated through a network of brokers throughout Florida, are subject to internal controls established by the Bank, as well as the Bank's customary underwriting standards. At December 31, 1999, $989.0 million, or 77.8%, of the Bank's total gross loan portfolio consisted of one- to four-family residential mortgage loans, including residential construction loans of which $99.6 million were originated outside the Bank's market area.

     The Bank currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. Therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. ARM loan originations totaled $219.3 million during the year ended December 31, 1999.

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

     The Bank currently offers ARM loans with initial interest rate adjustment periods of one, three, five and seven years, based on changes in a designated market index. After the initial interest rate adjustment period, three, five and seven year ARM loans have the option of converting to a fixed rate mortgage for the remaining term of the loan at the prevailing interest rate for fixed rate mortgages at the time of the conversion. The interest rate on one year ARM loans and the three, five and seven year ARM loans that do not convert to a fixed rate mortgage adjust annually with an annual interest rate adjustment limitation of 200 basis points and with a maximum lifetime interest rate of 600 basis points above the initial rate. The interest rate on all non-owner-occupied one- to four-family mortgage loans is 300 basis points above the appropriate U.S. Treasury securities as the index for ARM originations. The Bank originates ARM loans with initially discounted rates, which vary depending upon whether the initial interest rate adjustment period is one, three, five or seven years. The Bank determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. One- to four-family residential ARM loans totaled $427.8 million, or 36.7%, of the Bank's total gross loan portfolio at December 31, 1999.

     The primary purpose of offering ARM loans is to make the Bank's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans may not offer the Bank as predictable cash flows as long-term, fixed rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management-Interest Rate Sensitivity Analysis" contained in the Bank's 1999 Annual Report to Stockholders (the "Annual Report"). ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.

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

     Construction and Land Loans. The Bank currently offers fixed rate and adjustable rate residential construction loans primarily for the construction of owner-occupied single-family residences to builders who have a contract for sale of the property or owners who have a contract for construction. At December 31, 1999, the Bank held $63.6 million, or 5.5%, of its loan portfolio in constructions loans. In addition, the Bank makes construction loans to builders for homes held for sale which totaled $45 million at December 31, 1999. Construction loans are generally structured to become permanent loans, and are originated with terms of up to 30 years with an allowance of up to one year for construction. During the construction phase the loans made prior to December 31, 1999 predominately had an adjustable interest rate that adjusted annually and converted into either a fixed rate or remained an adjustable rate mortgage loan at the end of the construction period. The Bank also makes construction loans with fixed rates of interest. Such loans become permanent one- to four-family loans upon completion of construction. Advances are made as construction is completed.

     In addition, the Bank originates loans which are secured by individual unimproved or improved lots. At December 31, 1999, $9.8 million, or 1.0%, of the Bank's total loan portfolio consisted of land loans. Land loans are currently offered with one-year adjustable rates for terms of up to 15 years. The maximum loan-to-value ratio for the Bank's land loans is 75%. The Bank uses the applicable U.S. Treasury securities rate as its index on newly originated loans. Initial interest rates may be below the fully indexed rate.

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

     Multi-Family Residential Real Estate Loans.   Loans securing multi-family
real estate constituted approximately $23.8 million, or 1.9%, of the Bank's total loan portfolio at December 31, 1999. At December 31, 1999, the Bank had a total of 92 loans secured by multi-family properties. The Bank's multi-family real estate loans are secured by multi-family residences, such as rental properties. At December 31, 1999, substantially all of the Bank's multi-family loans were secured by properties located within the Bank's market area. At December 31, 1999, the Bank's multi-family real estate loans had an average principal balance of $259,000 and the largest multi-family real estate loan had a principal balance of $1.4 million. Multi-family real estate loans currently are offered with adjustable interest rates, although in the past the Bank originated fixed rate multi-family real estate loans. The terms of each multi-family loan are negotiated on a case-by-case basis. Such loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap and an interest rate floor equal the initial rate, and amortize over 15 to 25 years. The Bank generally makes multi-family mortgage loans up to 80% of the appraised value of the property securing the loan. The Bank may choose to offer initial discount rates depending on market conditions, but generally the initial interest rate on multi-family real estate loans has been priced at the applicable U.S. Treasury securities as its index on newly originated loans. The Bank's originations of multi-family loans have been limited in recent years.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $88.1 million, or 7.6%, of the Bank's total loan portfolio at December 31, 1999. The Bank's commercial real estate loans are secured by improved property such as offices, small business facilities, strip shopping centers, warehouses and other non-residential buildings. At December 31, 1999, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At December 31, 1999, the Bank's commercial real estate loans had an average principal balance of $452,000. At that date, the largest commercial real estate loan had a principal balance of $3.3 million, secured by commercial property located in Palm Beach Gardens, Florida and was currently performing. This was the largest commercial real estate lending relationship at the Bank and was within the current loans-to-one borrower limits. Commercial real estate loans currently are offered with adjustable rates, although in the past the Bank has originated fixed rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index, with a 600 basis point lifetime interest rate cap, and a 200 basis point interest rate floor below the initial interest rate. The Bank may choose to offer initial discount rates depending on market conditions. The Bank uses the applicable U.S. Treasuries rate as its index on newly originated loans. Commercial real estate loans originated by the Bank generally amortize over 15 to 25 years.

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

     Consumer Loans. As of December 31, 1999, consumer loans totaled $60.3 million, or 4.7%, of the Bank's total gross loan portfolio. The principal types of consumer loans offered by the Bank are home equity lines of credit, adjustable and fixed rate second mortgage loans, automobile loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered on a fixed rate and adjustable rate basis with maturities generally of less than ten years. The Bank's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% or less (up to 90% if the Bank has a first mortgage on the property). Such loans are offered on an adjustable rate basis with terms of up to ten years. At December 31, 1999, the disbursed portion of home equity lines of credit totaled $18.9 million, or 31.4% of consumer loans.

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

     Commercial Business Loans. The Bank currently offers commercial business loans to finance businesses in its market area. Historically, the Bank offered commercial business loans as a customer service to business account holders. However, the Bank has begun to significantly expand and aggressively market its loans and services to commercial business enterprises. During the year, the Bank originated a $6.0 million loan secured by accounts receivable and inventory, which is the Bank's largest commercial business loan. At December 31, 1999, the Bank had 588 commercial business loans outstanding with an aggregate balance of $96.5 million. The average commercial business loan balance was approximately $164,000. Commercial business loans are generally offered with adjustable interest rates only, which are tied to The Wall Street Journal prime rate, plus up to 300 basis points. The loans are offered with prevailing terms of five years but which may range up to 15 years. In addition, the Bank offers Small Business Administration loans.

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

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. A loan processor in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. All loans of up to $300,000 may be approved by any one of the Bank's senior lending officers; loans between $300,000 and $400,000 must be approved by any one of the Bank's designated senior officers; loans between $400,000 and $1,000,000 must be approved by at least two of the Bank's designated senior officers which includes the Chief Executive Officer; and loans in excess of $1,000,000 must be approved by at least three members of the Board of Directors acting as a loan committee. The loan committee meets as needed to review and verify that management's approvals of loans are made within the scope of management's authority. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Bank, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 1999, the Bank had commitments to originate $73.0 million of loans.

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

     Borrowers who refinance must satisfy the Bank's underwriting criteria at the time they apply to refinance their loan and have been current in their loan payments for a minimum of one year. Approximately 15% of the Bank's loan originations during the year ended December 31, 1999 represented the refinancing of the Bank's existing loans. Refinancings have resulted in a decrease in the Bank's interest rate spread. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders.

     The Bank in connection with local mortgage brokers has a mortgage loan broker solicitation program to supplement the Bank's internal originations of one- to four-family residential loans. Under this program, which is limited to the origination of one- to four-family residential loans, prospective borrowers complete loan applications which are provided by mortgage brokers. The completed applications are forwarded to the Bank. All loans obtained in this manner are reviewed in accordance with the Bank's customary underwriting standards. Total originations from all sources under the mortgage loan broker solicitation program during 1999 were $60.6 million and are included as originations in the following table.

     The Bank has entered into an agreement with the wholly-owned mortgage subsidiary of a major South Florida builder-developer, who has substantial operations in the Bank's local service area whereby the mortgage company originates, processes and closes home mortgages resulting from the sale of the developer's inventory of homes. The mortgage files are sent to the Bank by the mortgage company for review and, if approved by the Bank, it issues a commitment to purchase the loan from the mortgage company. Purchases are accomplished by assignment of the mortgage from the mortgage company to the Bank. The Bank purchased $23.7 million in loans from this provider in 1999.

     The Bank's recently purchased loans are collateralized by properties located primarily in Florida, although the Bank has in the past purchased loans collateralized by properties located outside the State of Florida. At December 31, 1999, $100.2 million, or 7.9%, of all loans in the Bank's portfolio, were purchased from others. Of this amount, $9.5 million represented the Bank's interest in purchased participations. The Bank's largest loan participation was a $3.8 million interest in a loan secured by one- to four-family residences.

     Origination, Purchase and Sale of Loans. The table below shows the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                              Year Ended December 31,
                                                        ------------------------------------
                                                           1997        1998         1999
                                                        ----------  -----------  -----------
                                                                   (In Thousands)
Loan receivable-gross, beginning of period............  $ 699,931   $  916,468   $1,060,926
Originations:
Real estate:
 One- to four-family residential/(1)/.................    177,111      255,444      241,965
 Land loans...........................................     30,908       23,089       19,123
 Commercial...........................................      5,664        9,668       31,951
 Multi-family.........................................      7,227        5,975        9,404
Non-real estate loans:................................
 Consumer.............................................     29,276       34,382       46,358
   Commercial Business................................     61,383       67,465      109,523
                                                        ---------   ----------   ----------
Total originations....................................    311,569      396,023      458,324
Acquired as part of acquisition.......................     52,957           --           --
Transfer of mortgage loans to foreclosed real estate
 and in-substance foreclosure.........................     (2,403)      (1,542)      (1,733)
Loan purchases........................................     35,647       45,157       28,401
Repayments............................................   (169,599)    (241,478)    (258,749)
Loan sales............................................    (11,634)     (53,702)     (15,733)
                                                        ---------   ----------   ----------
Net loan activity.....................................    216,537      144,458      210,510
                                                        ---------   ----------   ----------
Total loans receivable-gross, end of period...........  $ 916,468   $1,060,926   $1,271,436
                                                        =========   ==========   ==========

____________________________
/(1)/ Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.
/(2)/ This table is being presented on a gross loan receivable basis.

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives loan origination fees. To the extent that loans are originated or acquired for the Bank's portfolio, Statement of Financial Accounting Standards ("SFAS") 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases" requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 1999, the Bank had $2.6 million of deferred loan origination fees and $5.5 million of deferred loan origination costs. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     The Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges, credit card fees, and income from REO operations. The Bank recognized fees and service charges of $3.6 million, $4.6 million and $5.5 million for the years ended December 31, 1997, 1998, and 1999, respectively.

     Loans-to-One Borrower. Savings associations are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 1999, the Bank's largest outstanding loan balance to one borrower totaled $11.0 million which was secured by residential property under development in northern Palm Beach County, Florida. At that date, the Bank's second largest lending relationship totaled $10.1 million and was secured by various residential properties. The Bank's third largest lending relationship totaled $9.8 million and was secured by accounts receivable and inventory. The Bank's fourth largest lending relationship totaled $9.4 million and was secured by various residential properties. The Bank's fifth largest lending relationship totaled $9.2 million and was secured by various residential properties. The Bank's regulatory limit on loans-to-one borrower was $16.6 million at December 31, 1999.

Mortgage-Backed Securities

     The Bank also invests in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities consist primarily of fixed-rate mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Mortgage-backed securities totaled $343.5 million at December 31, 1999 and had a market value of $336.2 million. Effective December 31, 1993, the Bank implemented SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of the adoption of this accounting principle, the Bank declared its investment in adjustable rate, mortgage-backed securities as available for sale. In November 1995, FASB issued "A Guide to Implementation of SFAS 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q & A Guide"). SFAS 115 Q & A Guide permits an entity to conduct a one time reassessment of the classifications of all securities held at that time. On November 28, 1995, in conformity with the SFAS 115 Q & A Guide, management of the Bank classified all securities as "Available for Sale". As a result, all such securities are now presented at fair value, as determined by market quotations.

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

                                                                          Year Ended December 31,
                                                                      --------------------------------
                                                                        1997        1998       1999
                                                                      ---------  ----------  ---------
                                                                               (In Thousands)
Mortgage-backed securities at beginning of period...................  $123,599   $ 234,132   $389,263
Purchases...........................................................   131,956     310,581     57,285
Acquired as part of Acquisition of BankBoynton......................       205          --         --
Sales...............................................................        --     (26,044)    (9,914)
Repayments..........................................................   (22,325)   (125,105)   (89,810)
Discount (premium) amortization.....................................      (304)     (2,503)    (2,611)
Increase (decrease) in market value of securities held for sale in
 accordance with SFAS 115...........................................     1,001      (1,798)    (8,001)
                                                                      --------   ---------   --------
Mortgage-backed securities at end of period.........................  $234,132   $ 389,263   $336,212
                                                                      ========   =========   ========

     The following table sets forth the allocation of fixed and adjustable rate mortgage-backed securities for the periods indicated.

                                                             At December 31,
                                         -------------------------------------------------------
                                                1997               1998               1999
                                         -----------------  -----------------  -----------------
                                            $         %        $         %        $         %
                                         --------  -------  --------  -------  --------  -------
                                                         (Dollars In Thousands)
Mortgage-backed securities, net:
Adjustable:
 FHLMC.................................  $ 48,469   20.57%  $102,756   26.27%  $ 73,717   21.81%
 FNMA..................................    43,825   18.60     56,490   14.44     42,183   12.48
 GNMA..................................     1,586    0.67        995    0.25     11,083    3.28
                                         --------  ------   --------  ------   --------  ------
  Total adjustable.....................    93,880   39.84    160,241   40.96    126,983   37.57
                                         --------  ------   --------  ------   --------  ------
Fixed:
 FHLMC.................................    83,326   35.36    122,463   31.30    110,744   32.77
 FNMA..................................    26,497   11.24     86,166   22.02     84,600   25.04
 GNMA..................................    30,429   12.91     20,393    5.22     13,885    4.11
                                         --------  ------   --------  ------   --------  ------
  Total fixed..........................   140,252   59.51    229,022   58.54    209,229   61.92
                                         --------  ------   --------  ------   --------  ------
Accrued interest.......................     1,530    0.65      1,941    0.50      1,726    0.51
                                         --------  ------   --------  ------   --------  ------
Total mortgage-backed securities, net..  $235,662  100.00%  $391,204  100.00%  $337,938  100.00%
                                         ========  ======   ========  ======   ========  ======

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

     Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status and considered non-performing when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income. At December 31, 1999, the Bank had non-performing loans of $4.2 million, and a ratio of non-performing loans to net loans receivable of 0.36%.

     Real estate acquired by the Bank as a result of foreclosure or by the deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the Bank's earnings. Any subsequent write-down of REO is also charged against earnings. At December 31, 1999, the Bank had approximately $775,000 of property acquired as the result of foreclosure and classified as REO. At December 31, 1999, the Bank had non-performing assets of $5.0 million and a ratio of non-performing assets to total assets of .29%.

Delinquent Loans and Non-Performing Assets

     The following table sets forth information regarding the Bank's non-accrual mortgage loans delinquent 90 days or more, non-accrual consumer and commercial business loans delinquent 60 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, the Bank fully reserves all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".

                                                               At December 31,
                                                 -------------------------------------------
                                                  1995     1996     1997     1998     1999
                                                 -------  -------  -------  -------  -------
                                                            (Dollars in Thousands)
Delinquent Loans:
 One- to four-family residential/(1)/..........  $1,513   $2,637   $2,610   $3,677   $4,022
 Commercial and multi-family real estate.......     201      461      140       51       --
 Land..........................................      10       84      187       --       --
 Consumer and commercial business loans/(3)/...     140      108      312      131      221
                                                 ------   ------   ------   ------   ------
Total Delinquent loans.........................   1,864    3,290    3,249    3,859    4,243
Total REO and loans foreclosed in-substance....     643       93      967      907      775
                                                 ------   ------   ------   ------   ------
   Total nonperforming assets/(2)/.............  $2,507   $3,383   $4,216   $4,766   $5,018
                                                 ======   ======   ======   ======   ======

Total loans delinquent 90 days or more to net
 loans receivable/(3)/.........................    0.35%    0.50%    0.38%    0.39%    0.36%
Total loans delinquent 90 days or more to
 total assets/(3)/.............................    0.24%    0.38%    0.27%    0.25%    0.25%
Total nonperforming loans, loans foreclosed
  in substance and REO to total assets.........    0.32%    0.39%    0.35%    0.30%    0.29%

________________________________________
/(1)/ At December 31, 1999, the Bank had no delinquent or non-performing construction loans.
/(2)/ Net of specific valuation allowances.
/(3)/ Includes consumer and commercial business loans delinquent 60 days or more.

     During the year ended December 31, 1999, gross interest income of approximately $469,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during 1999.

     The following table sets forth information with respect to loans past due 60-89 days in the Bank's portfolio at the dates indicated.

                                                       At December 31,
                                            --------------------------------------
                                             1995    1996    1997    1998    1999
                                            ------  ------  ------  ------  ------
                                                        (In Thousands)
Loans past due 60-89 days:
 One- to four-family residential/(1)/.....  $1,272  $2,038  $3,014  $2,049  $2,538
 Commercial real estate and multi-family..     106      55      54      --      --
 Consumer and commercial business loans...     106      19      83       8     123
 Land loans...............................       1      --      --      11      --
                                            ------  ------  ------  ------  ------
  Total past due 60-89 days...............  $1,485  $2,112  $3,151  $2,068  $2,661
                                            ======  ======  ======  ======  ======

______________
/(1)/  (Includes construction loans)

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


     The following table sets forth the aggregate amount of the Bank's classified assets at the dates indicated.

                                          At December 31,
                                   -----------------------------
                                    1997       1998        1999
                                   -----------------------------
                                            (In Thousands)
Substandard assets/(1)(2)/.         $3,961     $4,752     $4,794
Doubtful assets/(2)/.......             --         --         --
Loss assets/(2)/...........             --         --         --
                                    ------     ------     ------
 Total classified
  assets/(2)/..............         $3,961     $4,752     $4,794
                                    ======     ======     ======

_________________________
/(1)/ Includes REO and in-substance foreclosures.
/(2)/ Net of specific valuation allowances.

     The following table sets forth information regarding the Bank's delinquent loans, REO and loans foreclosed in-substance, net of specific valuation allowance, at December 31, 1999.

                                                   Balance     Number
                                                 -----------  ---------
                                                 (Dollars In Thousands)
     Residential real estate:
      Loans 60 to 89 days delinquent...........       $2,538         39
      Loans more than 89 days delinquent.......        4,022         40
     Commercial and multi-family real estate:
      Loans 60 to 89 days delinquent...........           --
      Loans more than 89 days delinquent.......           --
     Land loans:
      Loans 60 to 89 days delinquent...........           --
      Loans more than 89 days delinquent.......           --
     Consumer and commercial business loans
       60 days or more delinquent..............          221         15
     REO.......................................          775          8
                                                      ------        ---
        Total..................................       $7,556        102
                                                      ======        ===

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

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                        At December 31,
                                                   ------------------------------------------------------
                                                     1995       1996        1997       1998      1999
                                                   ---------  ---------  ---------  --------   ----------
                                                                   (Dollars in Thousands)
Total net loans receivable outstanding...........  $532,333   $661,700   $861,257   $977,166   $1,164,421
                                                   ========   ========   ========   ========   ==========
Average net loans receivable outstanding.........  $490,088   $605,507   $735,949   $917,647   $1,067,107
                                                   ========   ========   ========   ========   ==========
Allowance balance (at beginning of period).......  $  2,566   $  2,265   $  2,263   $  3,294   $    3,226
Reclassification of valuation allowances
  on in-substance foreclosure....................        --         --         --         --           --
Acquired as part of Acquisition of BankBoynton:
 Real estate.....................................        --         --        208         --           --
 Consumer........................................        --         --        959         --           --
Provision for losses:
 Real estate.....................................      (199)       133        165        115          379
 Consumer and commercial business loans..........       (11)        31          5        (38)          84
Charge-offs:
 Real estate.....................................       (89)      (145)       (98)       (85)         (48)
 Consumer and commercial business loans..........        (2)       (21)      (208)       (60)         (32)
Recoveries:
 Real estate.....................................        --         --         --         --           --
 Consumer and commercial business loans..........        --         --         --         --           --
                                                   --------   --------   --------   --------   ----------
    Allowance balance (at end of period).........  $  2,265   $  2,263   $  3,294   $  3,226   $    3,609
                                                   ========   ========   ========   ========   ==========
Allowance for loan losses as a percent of net
   loans receivable at end of period.............      0.43%      0.34%      0.38%      0.33%        0.31%
Net loans charged-off as a percent of average
 loans outstanding...............................      0.02%      0.03%      0.04%      0.01%        0.01%
Ratio of allowance for loan losses to total
 non-performing loans at end of period/(1)/......    121.51%     68.78%    101.39%    100.59%      131.57%
Ratio of allowance for loan losses to total
 non-performing loans, REO and in-substance
 foreclosures at end of period/(1)/..............     90.35%     66.89%     78.13%     78.42%      102.59%

_____________________
/(1)/  Net of specific reserves.

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

                                                                                     At December 31,
                                                        --------------------------------------------------------------------------
                                                                 1997                        1998                   1999
                                                        -------------------------  -------------------------  --------------------
                                                                      % of Loans                 % of Loans            % of Loans
                                                                       In Each                    In Each               In Each
                                                                     Category to                Category to           Category to
                                                          Amount     Total Loans     Amount     Total Loans   Amount  Total Loans
                                                        -----------  ------------  -----------  ------------  ------  ------------
                                                                                  (Dollars in Thousands)
Balance at end of period applicable to:
 One- to four-family residential mortgage.............       $1,547        82.86%       $2,128        83.18%  $1,360        77.78%
 Commercial real estate and multi-family residential..          441         7.04           753         7.04      729         9.30
 Land loans...........................................          209         1.32           203         0.81      146         0.77
 Other................................................        1,097         8.78           142         8.97    1,374        12.15
                                                             ------       ------        ------       ------   ------       ------
  Total allowance for loan losses.....................       $3,294       100.00%       $3,226       100.00%  $3,609       100.00%
                                                             ======       ======        ======       ======   ======       ======

Investment Activities

     In prior years, the Bank increased the percentage of its assets held in its investment portfolio as part of its strategy of maintaining higher levels of liquidity which improve the Bank's interest rate risk position. The Bank's investment portfolio comprises U.S. government and agency securities, corporate debt securities, municipal bonds, FHLB Stock and interest earning deposits. The carrying value of the Bank's investment securities totaled $100.4 million at December 31, 1999, compared to $111.0 million at December 31, 1998.

     The Bank's interest-earning deposits due from other financial institutions with original maturities of three months or less, totaled $19.1 million at December 31, 1999, compared to $32.1 million at December 31, 1998.

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

     Investment Portfolio. The following tables set forth the carrying value of the Bank's investments at the dates indicated. At December 31, 1999, the market value of the Bank's investments was approximately $100.4 million. As allowed by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," the Bank declared its investment in U.S. Government and agency obligations as available for sale. As a result, such securities are now presented at fair value, as determined by market quotations. The market value of investments includes interest-earning deposits and FHLB stock at book value, which approximates market value.

                                                At December 31,
                                          ---------------------------
                                           1997      1998      1999
                                          -------  --------  --------
                                                (In Thousands)
U.S. Government and agency obligations..  $13,861  $ 15,924  $ 26,317
Corporate debt securities...............       --    44,488    38,959
Municipal bonds.........................    2,216     2,900     2,742
Interest-earning deposits...............   33,688    32,075    19,065
FHLB stock..............................   11,955    15,658    13,354
                                          -------  --------  --------
 Total investments......................  $61,720  $111,045  $100,437
                                          =======  ========  ========

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

     At December 31, 1999, the Bank's investment in trust preferred securities was 2.3% of its assets and 34.1% of its regulatory capital. Most issues of trust preferred securities appear to be fixed rate and unrated as to credit risk including Fidelity Bankshares, Inc.'s issue of "Guaranteed Preferred Beneficial Interests in Company's Debentures." However, the Bank's investment policy specifically restricts its investment in such securities to $50 million, investment grade and floating rate to improve its interest rate risk. The Bank appealed to the OTS to permit it to continue its investment at current levels and noted in its appeal that its investments had floating interest rates and the issuers did not have the option to extend the maturities. The OTS has approved the Bank maintaining its current market investment in these securities but not to increase its investment.

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at December 31, 1999.

                                                                   At December 31, 1999
                             ---------------------------------------------------------------------------------------------
                                One Year or Less        One to Three Years      Three to Five Years     Over Five Years
                             -----------------------  -----------------------  ---------------------  --------------------
                                         Annualized               Annualized              Annualized            Annualized
                                          Weighted                 Weighted                Weighted              Weighted
                             Amortized     Average    Amortized     Average    Amortized    Average   Amortized   Average
                                Cost        Yield        Cost        Yield        Cost       Yield      Cost      Yield
                             ----------  -----------  ----------  -----------  ----------  ---------  ---------  --------
                                                                (Dollars in Thousands)
Debt securities:
U.S. Government agency
 securities................     $ 2,000         6.1%     $17,000         5.5%      $5,000       6.3%    $ 2,832      7.3%
Corporate debt Securities..          --          --           --          --           --        --      40,741      6.8
Municipal bonds............         666         4.0        1,478         3.9          285       3.9         357      3.8
FHLB stock.................      13,354         7.5           --          --           --        --          --       --
Interest-earning deposits..      19,065         5.0           --          --           --        --          --       --
                                -------         ---   ----------  ----------   ----------  --------     -------      ---
   Total...................     $35,085         6.0%     $18,478         5.4%      $5,285       6.2%    $43,930      6.8%
                                =======         ===   ==========  ==========   ==========  ========     =======      ===

                                     At December 31, 1999
                             ------------------------------------------
                                              Total
                             ------------------------------------------
                                                             Annualized
                                                   Average    Weighted
                              Amortize   Market    Life in    Average
                                Cost     Value    Years/(1)/   Yield
                              --------  --------  ----------  ---------
                                        (Dollars in Thousands)
Debt securities:
U.S. Government agency
 securities................   $ 26,832  $ 26,317         2.7      5.9%
Corporate debt Securities..     40,741    38,959        28.0      6.8
Municipal bonds............      2,786     2,742         2.4      3.9
FHLB stock.................     13,354    13,354          --      7.5
Interest-earning deposits..     19,065    19,065          --      5.0
                              --------  --------        ----      ---
   Total...................   $102,778  $100,437        17.3      6.2%
                              ========  ========        ====      ===

_________________________________
/(1)/ Total weighted average life in years calculated only on United States
      Government agency securities, corporate debt securities and municipal bonds.

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

     Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of the Bank's deposit portfolio as of December 31, 1999.

     Weighted                                                                         Percentage
     Average                                                        Minimum           of Total
  Interest Rate      Minimum Term   Checking and Savings Deposits   Amount  Balances  Deposits
------------------  --------------  ------------------------------  ------  --------  ---------
                                                                         (In Thousands)
0.00  %                  None       Non-interest-bearing demand     $    0  $  65,203      4.93%
0.75                     None       NOW accounts                       100    129,468      9.80
2.00                     None       Passbooks                          100    144,430     10.93
2.50                     None       Money market accounts            2,500     93,867      7.10

                                       Certificates of Deposit
                                    -----------------------------

4.55                 0 - 3 months   Fixed term, fixed rate           1,000  $  23,742      1.80%
5.70                 3 - 6 months   Fixed term, fixed rate           1,000     39,638      3.00
5.95                6 - 12 months   Fixed term, fixed rate           1,000    373,294     28.25
6.10                12 - 36 months  Fixed term, fixed rate           1,000    370,049     28.00
6.10                36 - 60 months  Fixed term, fixed rate           1,000     81,819      6.19
                                                                           ----------     -----
                                                                     Total $1,321,510     100.0%
                                                                           ==========     =====

          The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                              Balance    Increase    Balance   Deposit    Increase    Balance   Deposit    Increase     Balance
                              12/31/95  (Decrease)   12/31/96     %      (Decrease)   12/31/97     %      (Decrease)    12/31/98
                             ---------  ---------   ---------  -------   ---------   ---------  -------   ---------   ----------
                                                                   (Dollars in Thousands)
Noninterest bearing demand
 accounts..................  $  21,430    $ 4,976   $  26,406      3.8%   $  9,482   $  35,888      4.1%  $  21,114   $   57,002
NOW, Super NOW and funds
 transfer accounts.........     67,886      2,672      70,558     10.2      11,594      82,152      9.4      12,696       94,848
Passbook and statement
 accounts..................     86,471      1,063      87,534     12.6      17,548     105,082     12.1      22,412      127,494
Variable rate money market
 accounts..................     44,677       (665)     44,012      6.3      (1,877)     42,135      4.8       2,346       44,481
Time Deposits:
 Maturing within 12 months.    294,202     64,710     358,912     51.7      28,599     387,511     44.4    (133,230)     254,281
 Maturing within 12-36
  months...................     57,236     22,658      79,894     11.5      89,334     169,228     19.4     263,897      433,125
 Maturing beyond 36 months.     23,278      4,124      27,402      3.9      22,942      50,344      5.8      59,171      109,515
                             ---------    -------   ---------    -----    --------   ---------    -----   ---------   ----------

  Total....................  $ 595,180    $99,538   $ 694,718    100.0%   $177,622   $ 872,340    100.0%  $ 248,406   $1,120,746
                             =========    =======   =========    =====    ========   =========    =====   =========   ==========
                              Deposit    Increase     Balance    Deposit
                                 %       (Decrease)   12/31/99      %
                              -------    ---------  -----------  -------
                                       (Dollars in Thousands)
Noninterest bearing demand
 accounts..................       5.1%   $  8,201   $   65,203      4.9%
NOW, Super NOW and funds
 transfer accounts.........       8.5      34,620      129,468      9.8
Passbook and statement
 accounts..................      11.4      16,936      144,430     10.9
Variable rate money market
 accounts..................       4.0      49,386       93,867      7.1
Time Deposits:
 Maturing within 12 months.      22.7     182,393      436,674     33.0
 Maturing within 12-36
  months...................      38.6     (63,076)     370,049     28.0
 Maturing beyond 36 months.       9.7     (27,696)      81,819      6.3
                                -----    --------   ----------   ------

  Total....................     100.0%   $200,764   $1,321,510   100.00%
                                =====    ========   ==========   ======

The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                                              At December 31,
                                     ---------------------------------
Rate                                    1997        1998        1999
----                                 ----------  ---------   ---------
                                             (In Thousands)
 1.01 - 2.00%......................  $    895    $  1,018    $    728
 2.01 - 3.00%......................       301          --          --
 3.01 - 4.00%......................         6           6          --
 4.01 - 5.00%......................    11,225     125,019     204,301
 5.01 - 6.00%......................   441,810     564,002     569,356
 6.01 - 7.00%......................   152,453     106,719     114,006
 7.01 - 8.00%......................       353         157         151
 8.01 - 9.00%......................        40          --          --
                                     --------    --------    --------
                                     $607,083    $796,921    $888,542
                                     ========    ========    ========

   The following table sets forth the amount and maturities of certificates of deposit at December 31, 1999.

                                                                                           Amount Due
                                                          --------------------------------------------------------------------
                                                          Less Than    1-2       2-3      3-4       4-5     After 5
                                                          One Year    Years     Years    Years     Years     Years      Total
                                                          ---------  --------  -------- -------- --------- ---------   -------
                                                                                           (In Thousands)
Rate
----
  1.01 - 2.00%..........................................  $    663  $     65  $     --  $    --  $     --  $     --      $    728
  2.01 - 3.00%..........................................        --        --        --       --        --        --            --
  3.01 - 4.00%..........................................        --        --        --       --        --        --            --
  4.01 - 5.00%..........................................   179,435    22,081     1,195       47     1,543        --       204,301
  5.01 - 6.00%..........................................   473,251    61,857    17,921   11,871     3,638       818       569,356
  6.01 - 7.00%..........................................    44,952    31,845    33,180    3,582       140       307       114,006
  7.01 - 8.00%..........................................       114        --        37       --        --        --           151
                                                          --------  --------  --------  -------  --------  --------    ----------
                                                          $698,415  $115,848  $ 52,333  $15,500  $  5,321  $  1,125      $888,542
                                                          ========  ========  ========  =======  ========  ========    ==========

     The following table indicates the amount of the Bank's negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                   Remaining Maturity                                         Amounts
                 ----------------------                                   --------------
                                                                          (In Thousands)
       Three months or less...................................              $   72,061
       Three through six months...............................                  83,481
       Six through twelve months..............................                  63,536
       Over twelve months.....................................                  36,436
                                                                            ----------
        Total.................................................              $  255,514
                                                                            ==========


     The following table sets forth the net changes in the deposit activities of the Bank for the periods indicated.

                                                                                                   Year Ended December 31,
                                                                                             ----------------------------------
                                                                                                1997        1998        1999
                                                                                             ----------  ----------  ----------
                                                                                                    (In Thousands)
   Deposits................................................................................  $3,353,672  $4,359,705  $6,273,994
   Acquired as part of acquisition.........................................................      41,730          --          --
   Withdrawals.............................................................................   3,250,906   4,145,444   6,116,775
                                                                                             ----------  ----------  ----------
   Net increase before interest credited...................................................     144,496     214,261     157,219
   Interest credited.......................................................................      33,126      34,145      37,803
                                                                                             ----------  ----------  ----------
   Net increase in deposits................................................................  $  177,622  $  248,406  $  195,022
                                                                                             ==========  ==========  ==========

Borrowings

     Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. If the need arises, the Bank, may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At December 31, 1999, the Bank had $247.1 million in FHLB advances outstanding.

     The FHLB functions as a central reserve bank providing credit for the Bank and other member savings institutions and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. All FHLB advances have fixed interest rates and mature between one and 10 years, except for $40.0 million in such advances, bearing interest at 4.55%, which matures daily and $25.0 million in such advances, bearing interest at 6.17%, which matures in the third quarter, 2000.

                                          Year Ended December 31,
                                      -------------------------------
                                        1997       1998       1999
                                      ---------  ---------  ---------
                                              (In Thousands)
FHLB advances:
 Maximum month-end balance..........  $239,091   $318,527   $310,976
 Balance at end of period...........   239,091    303,140    247,073
 Average balance....................   119,759    286,094    294,675

Weighted average interest rate on:
 Balance at end of period...........      6.41%      5.94%      5.81%
 Average balance for period.........      6.27%      6.06%      6.01%

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

     Based on total assets of $1.7 billion, the Bank was the largest savings institution headquartered in Palm Beach County, and the Bank held approximately 5.6% of all financial institution deposits in Palm Beach County.

Subsidiary Activities

     The Bank has two active wholly owned subsidiaries. Fidelity Realty and Appraisal Service, Inc., a Florida corporation ("FRAS") primarily engaged in providing appraisal services for the Bank and selling the Bank's REO. At December 31, 1999, FRAS had a cumulative deficit of $104,000. For the year ended December 31, 1999, FRAS had a net loss of $8,000.

     The Bank's second subsidiary, Florida Consolidated Agency, Inc., doing business as Fidelity Insurance, was established in 1999. On July 16, 1999, Fidelity Insurance acquired Dunn and Noel, Inc., a full service insurance agency based in Juno Beach, Florida. Dunn & Noel was founded in 1947, originally as Burns & Company. Fidelity Insurance will operate as an independent agency and licensed agents will make insurance products available through the Bank's branch offices. Fidelity Insurance occurred a net loss for the period from July 16 through December 31, 1999 of $62,000.

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

Personnel

     As of December 31, 1999, the Bank had 477 full-time and 57 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

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

     Savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, are required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations are required to maintain minimum core capital of 4% to 5% of total adjusted assets. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. At December 31, 1999, the Bank's ratio of core capital to total adjusted assets was 6.6%. The OTS prohibits savings associations from disclosing their CAMEL ratings. (See notes to consolidated financial statements.)

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

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1999 the Bank had $13.4 million in FHLB of Atlanta stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past five years such dividends have averaged 7.35%, and was 7.75% for the year ended December 31, 1999. Certain provisions of FIRREA require all 12 FHLBs to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

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

     As of December 31, 1999, the Bank was in compliance with the QTL requirement. At December 31, 1999, 83.1% of the Bank's assets were "qualified thrift investments."

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

     For purposes of this ratio, liquid assets include specified short-term assets (such as cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations), and long-term assets such as United States Treasury obligations of more than one and less than five years and federal agency obligations with a minimum term of 18 months. The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from dealers in United States Government securities or Associations whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. FIRREA also authorizes the OTS to designate as liquid assets certain mortgage-related securities and certain mortgage loans (qualifying as backing for certain mortgage-backed securities) with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of the liquidity requirements. The monthly average liquidity ratio of the Bank for December 1999 was 21.3% and exceeded the then applicable requirement of 4.0%.

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

     Limitations on Capital Distributions. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. An institution that meets its regulatory capital requirement, but not its fully phased-in capital requirement before or after its capital distribution ("Tier 2 Association") may, after prior notice but without the approval of the OTS, make capital distributions of: up to 75% of its net income over the most recent four quarter period if it satisfies the risk-based capital requirement that would be applicable to it on January 1, 1993, computed based on its current portfolio; up to 50% of its net income over the most recent four quarter period if it satisfies the risk based capital standard that was applicable to it on January 1, 1991, computed based on its current portfolio; and up to 25% of its net income over the most recent four quarter period if it satisfies its current risk-based capital requirement. In computing the institution's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution ("Tier 3 Association") may not make any capital distributions without the prior approval of the OTS. In addition, the OTS would prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In addition, FDICIA provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution. Also, an institution meeting the Tier 1 capital criteria which has been notified that it needs more than normal supervision will be treated as a Tier 2 or Tier 3 Association unless the OTS deems otherwise. A recently proposed OTS rule would amend the capital distribution regulation to provide that a Tier 1 Association would be permitted to make capital distributions under the Tier 1 standard or, consistent with the highest Tier 2 standard, at 75% of its net income to date over the most recent four quarter period. As of December 31, 1999, the Bank was a Tier 1 Association.

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

     The Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $54.0 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At December 31, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Federal Regulations--Liquidity Requirements."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

     In November 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. To the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can aggressively compete in the markets the Bank currently serves.

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

     The Company has not been audited by the Internal Revenue Service, the State of Delaware or the State of Florida within the past five years. See Notes 1 and 12 to the Financial Statements.

Executive Officers of the Registrant

     Listed below is information, as of December 31, 1999, concerning the Registrant's executive officers. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

Name                                                 Age                      Position and Term
---------------------------------------------------  ---  ----------------------------------------------------------
Vince A. Elhilow                                      60  President since 1987 and Chief Executive Officer since
                                                          1992; Director of the Bank since 1984

Richard D. Aldred                                     55  Executive Vice President as of December 31, 1994;
                                                          Treasurer and Chief Financial Officer since 1985

Joseph C. Bova                                        55  Executive Vice President as of December 31, 1994; Lending
                                                          Operations Manager

Robert L. Fugate                                      51  Executive Vice President as of December 31, 1994; Banking
                                                          Operations Manager since 1982

Christopher H. Cook                                   56  Executive Vice President as of December 31, 1996;
                                                          Corporate Counsel since 1996

Patricia C. Clager                                    64  Vice President since 1990; Corporate Secretary since 1987;
                                                          Assistant to the Chairman of the Board

ITEM 2.  PROPERTIES
-------------------

     The Bank conducts its business through its main office located in West Palm Beach, Florida, and 20 additional full service branch offices located in Palm Beach and Martin counties and two loan production offices located in Palm Beach and Broward counties. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1999. The aggregate net book value of the Bank's premises and equipment was $45.0 million at December 31, 1999.

LOCATION                       OPENING DATE   OWNERSHIP    ANNUAL RENT
--------                       ------------  ------------  -----------
Main Office                    12/22/52      Fee Simple/      $143,100
218 Datura St.                               Ground Lease
West Palm Beach, Florida

45th St.                       10/23/60      Fee Simple             --
4520 45th St.
West Palm Beach, Florida

Northlake                      11/15/65      Fee Simple             --
950 Northlake Blvd
Lake Park, Florida

Forest Hill                     4/05/71      Fee Simple             --
399 Forest Hill Blvd
West Palm Beach, Florida

Palm Beach                      6/18/73      Fee Simple             --
245 Royal Poinciana
Palm Beach, Florida

Century Corners                 6/25/73      Fee Simple             --
4835 Okeechobee Blvd
West Palm Beach, Florida

LOCATION                       OPENING DATE  OWNERSHIP     ANNUAL RENT
--------                       ------------  ------------  -----------
Singer Island                   2/04/74      Fee Simple             --
1200 E. Blue Heron
Riviera Beach, Florida

Tequesta                        1/26/76      Ground Lease     $ 13,250
171 Tequesta Dr
Tequesta, Florida

Royal Palm Beach                3/15/76      Fee Simple             --
100 Royal Palm Beach Blvd
Royal Palm Beach, Florida

Boynton Beach                  12/19/77      Lease            $134,831
1501 Corporate Dr
Boynton Beach, Florida

West Lake Worth                12/03/79      Fee Simple             --
6535 Lake Worth Rd
Lake Worth, Florida

Wellington                      6/02/80      Fee Simple             --
12000 W. Forest Hill Blvd
Wellington, Florida

Delray Beach                   10/20/80      Ground Lease     $ 79,370
5017 W. Atlantic Ave
Delray Beach, Florida

Jensen Beach                    9/14/81      Fee Simple             --
1021 NE Jensen Beach Blvd
Jensen Beach, Florida

Bear Lakes                      5/15/89      Lease            $210,998
701 Village Blvd
West Palm Beach, Florida

Palm Beach Gardens              5/20/91      Lease            $159,872
10973 N. Military Tr
Palm Beach Gardens, Florida

Kanner/Monterey                 7/06/93      Fee Simple             --
2401 S. Kanner Highway
Stuart, Florida

Martin Square (Stuart)         12/13/93      Fee Simple             --
2980 South Federal Highway
Stuart, Florida

West Boynton Beach              4/24/95      Fee Simple             --
9875 Jog Road
Boynton Beach, Florida

West Forest Hill                9/30/96      Fee Simple             --
3989 Forest Hill Blvd.
West Palm Beach, Florida

LOCATION                             OPENING DATE  OWNERSHIP   ANNUAL RENT
--------                             ------------  ----------  -----------

Jupiter
1240 W. Indiantown Road              6/23/97       Fee Simple           --
Jupiter, Florida

Jupiter Farms
10058 Indiantown Road                3/16/98       Fee Simple           --
Jupiter, Florida

Vero Beach Loan Production Office
1701 Highway AIA                     6/15/98       Lease           $37,450
Vero Beach, Florida

Palm Springs                         1/11/99       Fee Simple           --
3320 South Congress Avenue
Palm Springs, Florida

Boca Raton Loan Portfolio            2/22/99       Lease           $58,205
7400 North Federal Highway
Suite C6
Boca Raton, Florida

Victoria Square Marketplace          5/03/99       Lease           $55,986
281 Port St. Lucie Boulevard
Port Lucie, Florida

Downtown Lake Worth                  6/21/99       Fee Simple           --
412 Lucerne Avenue
Lake Worth, Florida

Jupiter Markekplace                  7/20/99       Lease           $55,968
3757 Military Trail
Jupiter, Florida

Devonshire                           7/21/99       Lease           $12,720
800 Devonshire Boulevard
Palm beach Gardens, Florida

Grove Market                         8/18/99       Lease           $55,968
5060 Seminole Pratt-Whitney Road
Loxahatchee, Florida

West Hypoluxo                       10/18/99       Fee Simple           --
6400 Hypoluxo Road
Lantana, Florida

West Okeechobee                     10/12/99       Fee Simple           --
10031 Fox Trail Road South
Royal Palm Beach, Florida

Abacoa                              11/08/99       Fee Simple           --
5460 S. Central Boulevard
Jupiter, Florida

Belevedere Marketplace              12/22/99       Lease           $55,968
500 Belevedere Road
West Palm Beach, Florida

     The Bank's accounting and record keeping activities are maintained on the Fiserv Solutions, Inc. (Fiserv) service bureau system. The Bank also owns data processing equipment it uses for its internal processing needs.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     There are various claims and lawsuits in which the Bank is periodically involved incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matters were submitted during the fourth quarter of the year ended December 31, 1999 to a vote of securityholders.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS
----------------------------------------------------------

     For information concerning the market for the Company's common stock, the section captioned "Stockholder Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 1999 (the "Annual Report to Stockholders") is incorporated herein by reference.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
-------   ----------------------------------------------

     The "Selected Consolidated Financial and Other Data" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE ANALYSIS OF MARKET RISK
--------------------------------------------------------------

     For information regarding market risk see the "Management's Discussion and Analysis of Financial Conditions and Results of Operation" section of the Company's Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS
------------------------------

     The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------

     There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 1999.

                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
--------------------------------------------------

     Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated March 17, 2000 (the "Proxy Statement"), specifically the section captioned "Proposal I-- Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Registrant's Proxy Statement, specifically the sections captioned "Proposal I--Election of Directors--Executive Compensation," "-- Directors' Compensation," and "--Benefits."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
---------------------------------------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement.

ITEM 13.  CERTAIN TRANSACTIONS
------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K
-----------------------------------------------------

          The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)    Financial Statements
          --------------------

          .  Independent Auditors' Report
          .  Consolidated Statements of Financial Condition,
                  December 31, 1998 and 1999
          .  Consolidated Statements of Operations,
                  Years Ended December 31, 1997, 1998 and 1999
          .  Consolidated Statements of Changes in Stockholders' equity,
                  Years Ended December 31, 1997, 1998 and 1999
          .  Consolidated Statements of Cash Flows,
                  Years Ended December 31, 1997, 1998 and 1999
          .  Notes to Consolidated Financial Statements.

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

          10.5   1994 Stock Option Plan for Outside Directors**

          10.6   1994 Incentive Stock Option Plan**

          10.7   Recognition and Retention Plan for Employees**

          10.8   Recognition Plan for Outside Directors**

          13     1999 Annual Report to Stockholders

          21     Subsidiaries of the Registrant

          27     Financial Data Schedule

          _______________
          * Filed as exhibits to the Company's Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).

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

     (b)  Reports on Form 8-K:
          -------------------

          None

     (c)  The exhibits listed under (a)(3) above are filed herewith.

     (d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIDELITY BANKSHARES, INC.



Date: March 21, 2000               By:  /s/ Vince A. Elhilow
                                        --------------------
                                        Vince A. Elhilow
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Vince A. Elhilow                  By:  /s/ Richard D. Aldred
    --------------------                       ---------------------
    Vince A. Elhilow,                          Richard D. Aldred, Executive
    President and Chief                        Vice President, Chief
    Executive Officer                          Financial Officer and Treasurer
    (Principal Executive Officer)              (Principal Financial and
                                               Accounting Officer)

Date: March 21, 2000                      Date: March 21, 2000



By: /s/ Joseph B. Shearouse, Jr.          By:  /s/ Keith D. Beaty
    ----------------------------               ------------------
    Joseph B. Shearouse, Jr.,                  Keith D. Beaty, Director
    Chairman of the Board

Date: March 21, 2000                      Date: March 21, 2000



By: /s/ F. Ted Brown, Jr.                 By:  /s/ Donald E. Warren
    ---------------------                      --------------------
    F. Ted Brown, Jr., Director                Donald E. Warren, Director

Date: March 21, 2000                      Date: March 21, 2000