Form 10-K/A
period 1999-12-31
FIDELITY BANKSHARES INC
filed 2000-04-06
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transaction period from ___________________ to _____________________


                         Commission File Number: 0-29040
                                                 -------

                           FIDELITY BANKSHARES, INC.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                    65-0717085
-------------------------------                   ------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                    Identification Number)

218 Datura Street, West Palm Beach, Florida               33401
--------------------------------------------             -------
(Address of Principal Executive Offices)               (Zip Code)

                                 (561) 659-9900
                ------------------------------------------------
               (Registrant's Telephone Number including area code)

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
YES    X      NO
     -----       -----

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

ITEM 8.   FINANCIAL STATEMENTS
------------------------------

     This Amendment to the Company's Form 10-K is being filed in order to file the Company's consolidated financial statements.




Independent Auditors' Report





Board of Directors of
Fidelity Bankshares, Inc.:




We have audited the accompanying consolidated statements of financial position of Fidelity Bankshares, Inc. (the "Company") and its wholly-owned subsidiary, Fidelity Federal Savings Bank of Florida, as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fidelity Bankshares, Inc. and subsidiary at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


Certified Public Accountants
West Palm Beach, FL
February 14, 2000


CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AT DECEMBER 31, 1998 AND 1999
-------------------------------------------------------------------------------------------------------------------



                                                                                               1998                  1999
                                                                                         ===========          ===========
ASSETS (In Thousands, except share data) CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................           $    27,951          $    41,736
     Interest-bearing deposits................................................                32,075               19,065
                                                                                         -----------          -----------
         Total cash and cash equivalents......................................                60,026               60,801
                                                                                         -----------          -----------
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                18,824               29,059
     Mortgage-backed securities...............................................               389,263              336,212
     Corporate debt securities................................................                44,488               38,959
                                                                                         -----------          -----------
         Total assets available for sale......................................               452,575              404,230
LOANS RECEIVABLE, Net of allowance for loan losses - 1998 $3,226
OFFICE PROPERTIES AND EQUIPMENT...............................................                37,708               44,982
FEDERAL HOME LOAN BANK STOCK, At cost.........................................                15,658               13,354
REAL ESTATE OWNED, Net........................................................                   907                  775
ACCRUED INTEREST RECEIVABLE...................................................                 7,549                8,330
DEFERRED INCOME TAX ASSET.....................................................                 1,443                4,924
OTHER ASSETS                                                                                  13,895               17,116
                                                                                         -----------          -----------
TOTAL ASSETS                                                                             $ 1,566,927          $ 1,718,933
                                                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................           $ 1,120,746          $ 1,321,510
OTHER BORROWED FUNDS..........................................................                 6,981               14,656
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................               303,140              247,073
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                 3,081                4,010
DRAFTS PAYABLE................................................................                 9,605                6,533
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
OTHER LIABILITIES.............................................................                 9,625               13,097
                                                                                         -----------          -----------
     TOTAL LIABILITIES........................................................             1,481,928            1,635,629
                                                                                         -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                     -                    -
COMMON STOCK ($.10 par value) 8,200,000 authorized shares:
ADDITIONAL PAID IN CAPITAL....................................................                40,535               40,937
RETAINED EARNINGS - substantially restricted..................................                52,018               57,343
TREASURY STOCK - at cost
     394,029 and 488,806 shares at December 31, 1998 and 1999, respectively...                (7,258)              (9,232)
COMMON STOCK PURCHASED BY:
     Employee stock ownership plan............................................                  (658)                (329)
ACCUMULATED OTHER COMPREHENSIVE LOSS
     TOTAL STOCKHOLDERS' EQUITY...............................................                84,999               83,304
                                                                                         -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................           $ 1,566,927          $ 1,718,933
                                                                                         ===========          ===========


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999





                                                                                   1997            1998           1999
                                                                             =============================================
                                                                                       (In Thousands, except share data)
Interest income:
     Loans.............................................................       $  58,386       $   71,996        $   81,290
     Investment securities.............................................             758            1,048             2,215
     Other investments.................................................           1,969            3,482             3,109
     Mortgage-backed and corporate debt securities.....................          11,159           21,794            24,311
                                                                              ---------       ----------        ----------
         Total interest income.........................................          72,272           98,320           110,925
                                                                              ---------       ----------        ----------
Interest expense:
     Deposits..........................................................          33,856           45,128            51,578
     Advances from Federal Home Loan Bank and
         Total interest expense........................................          41,606           64,992            72,255
                                                                              ---------       ----------        ----------

Net interest income....................................................          30,666           33,328            38,670

Provision for loan losses..............................................             170               77               463
                                                                              ---------       ----------        ----------

Net interest income after provision for loan losses....................          30,496           33,251            38,207
                                                                              ---------       ----------        ----------
Other income:
     Service charges on deposit accounts...............................           2,061            2,519             3,222
     Fees for other banking services...................................           1,545            2,079             2,284
     Net gain on sale of loans, mortgage-backed securities and                      190            2,502               420
     Gain on sale of property..........................................               -                -             5,100
     Miscellaneous.....................................................           1,114            1,590             1,901
                                                                              ---------       ----------        ----------
         Total other income............................................           4,910            8,690            12,927
                                                                              ---------       ----------        ----------
Operating expense:
     Employee compensation and benefits................................          13,900           16,422            21,214
     Occupancy and equipment...........................................           4,908            6,231             7,256
     Gain on real estate owned.........................................            (153)             (72)             (234)
     Marketing.........................................................             633              767               916
     Federal deposit insurance premium.................................             464              556               672
     Miscellaneous.....................................................           4,483            5,783             6,530
                                                                              ---------       ----------        ----------
         Total operating expense.......................................          24,235           29,687            36,354
                                                                              ---------       ----------        ----------

Income before provision for income taxes...............................          11,171           12,254            14,780
                                                                              ---------       ----------        ----------
Provision (benefit) for income taxes:
     Current...........................................................           5,573            5,579             5,604
     Deferred..........................................................            (820)            (737)               62
                                                                              ---------       ----------        ----------
         Total provision for income taxes..............................           4,753            4,842             5,666
                                                                              ---------       ----------        ----------

              Net income...............................................       $   6,418       $    7,412        $    9,114
                                                                              =========       ==========        ==========

Earnings per share:
     Basic.............................................................       $     .96       $     1.12        $     1.42
                                                                              =========       ==========        ==========
     Diluted...........................................................       $     .95       $     1.10        $     1.40
                                                                              =========       ==========        ==========



See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------------------------------------------------

                                                                                1997             1998                1999
                                                                         ==================================================
                                                                                          (In Thousands)

Net Income...............................................................  $     6,418       $     7,412        $     9,114
Other comprehensive income, net of tax:
     Unrealized gains (losses) on assets available for sale:
         Unrealized holding gains (losses) arising during period.........          623              (910)            (5,689)
         Less: reclassification adjustment for gains realized in                     -              (813)               (91)
                                                                           -----------       -----------        -----------

Comprehensive income.....................................................  $     7,041       $     5,689        $     3,334
                                                                           ===========       ===========        ===========


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
-------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                   Retained               Employee     Other
                                                        Additional Earnings-               Stock    Comprehen
                                               Common    Paid In  Substantially Treasury  Ownership -sive Income
                                                Stock    Capital   Restricted    Stock     Plan      (Loss)       Total
                                               ===========================================================================
                                                                            (In Thousands)

Balance - December 31, 1996........             $   675   $37,397   $44,184      $    -    $(1,315)  $   782      $81,723

Net Income for the year ended
     December 31, 1997.............                   -         -     6,418           -         -          -        6,418
Stock Options exercised............                   4       525         -           -         -          -          529
Common Stock retired...............                  (1)     (142)        -           -         -          -         (143)
Recognition of unrealized increase in fair
Amortization of deferred compensation -
Cash dividends declared............                   -         -    (2,659)          -         -          -       (2,659)
                                               ---------------------------------------------------------------------------

Balance - December 31, 1997........                 678    38,347    47,943           -      (986)     1,405       87,387

Net Income for the year ended
     December 31, 1998.............                   -         -     7,412           -         -          -        7,412
Stock Options exercised............                   2       323         -           -         -          -          325
Common Stock retired...............                   -      (115)        -           -         -          -         (115)
Purchase of treasury stock.........                   -         -         -      (5,752)        -          -       (5,752)
Reclassification of common stock held
Recognition of unrealized decrease in fair
Amortization of deferred compensation -
Cash dividends declared............                   -         -    (3,337)          -         -          -       (3,337)
                                               ---------------------------------------------------------------------------

Balance - December 31, 1998........                 680    40,535    52,018      (7,258)     (658)      (318)      84,999

Net Income for the year ended
     December 31, 1999.............                   -         -     9,114           -         -          -        9,114
Stock Options exercised............                   3       190         -           -         -          -          193
Common Stock retired...............                   -       (22)        -           -         -          -          (22)
Purchase of treasury stock.........                   -         -         -      (1,906)        -          -       (1,906)
Reclassification of common stock held
Recognition of unrealized decrease in fair
Amortization of deferred compensation -
Cash dividends declared............                   -         -    (3,789)          -         -          -       (3,789)
                                               ---------------------------------------------------------------------------

Balance - December 31, 1999........             $   683   $40,937   $57,343      $(9,232)  $ (329)   $(6,098)     $83,304
                                               ===========================================================================

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------------------------------------------------------


                                                                                        1997             1998              1999
                                                                                    ============================================
                                                                                                  (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $  6,418          $  7,412         $  9,114
Adjustments to reconcile net income to net cash provided by (used for)
   Depreciation........................................................               1,258             1,796            2,301
   ESOP and Recognition and Retention Plan compensation expense........                 765               803              487
   Accretion of discounts, amortization of premiums and goodwill, and                  (414)            1,405            1,558
   Provision for loan losses...........................................                 170                77              463
   Provisions for losses and net (gains) losses on sales of real estate                (189)              (48)            (230)
   Net (gain) loss on sale of:
         Loans.........................................................                (190)           (1,147)            (273)
         Corporate debt securities.....................................                   -              (109)              (5)
         Mortgage-backed securities....................................                   -            (1,246)            (140)
         Office properties and equipment...............................                   -                43           (5,053)
         Other assets..................................................                (702)                -                -
Increase in accrued interest receivable................................              (1,507)           (1,145)            (780)
Increase in other assets...............................................              (3,409)           (1,654)          (2,942)
Increase (decrease) in drafts payable..................................               2,392             4,256           (3,072)
Increase (decrease) in deferred income taxes...........................                (387)              673              (41)
Increase in other liabilities..........................................                 661               566            2,918
                                                                                   --------          --------         --------
         Net cash from operating activities............................               4,866            11,682            4,305
                                                                                   --------          --------         --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................            (125,911)         (125,997)        (175,275)
Principal payments received on mortgage-backed securities..............              22,325           125,105           89,810
Purchases of:
   Loans...............................................................             (35,647)          (45,157)         (28,401)
   Mortgage-backed securities..........................................            (131,956)         (310,581)         (57,285)
   Corporate debt securities...........................................                   -           (55,343)               -
   Federal Home Loan Bank stock........................................             (13,566)           (5,347)            (687)
   Investment securities...............................................              (5,283)           (4,974)         (40,837)
   Office properties and equipment.....................................              (4,724)          (18,277)         (11,335)
Proceeds from sales of:
   Loans...............................................................              11,824            54,850           16,006
   Federal Home Loan Bank stock........................................                   -             1,271            2,991
   Corporate debt securities...........................................                   -             9,843            4,958
   Real estate acquired in settlement of loans and held for investment.               1,647             1,470            2,127
   Mortgage-backed securities available for sale.......................                   -            27,290           10,054
   Office properties and equipment.....................................                   -                 -            6,675
   Other assets........................................................                 798                 -                -
Proceeds from maturities of investment securities......................               7,000             2,660           29,890
Cash used to purchase BankBoynton, a Federal Savings Bank
         net of cash received relating to purchase.....................              (4,367)                -                -
Other..................................................................               2,004             1,465             (117)
                                                                                   --------          --------         --------
         Net cash used for investing activities........................             (275,856)        (341,722)        (151,426)
                                                                                   ---------         -------- -       --------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock...........................                 308                79              274
Purchase of treasury stock.............................................                   -            (5,752)          (1,906)
Sale of subordinated debentures, net...................................                   -            27,277                -
Cash dividends paid....................................................              (2,566)           (3,316)          (3,773)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................              27,858            58,568          109,143
   Certificates of deposit.............................................             108,033           189,838           91,621
   Advances from Federal Home Loan Bank................................             147,874            64,049          (56,067)
   Other borrowed funds................................................               3,780             3,201            7,675
   ESOP Loan...........................................................              (1,104)                -                -
   Advances by borrowers for taxes and insurance.......................                 211               298              929
                                                                                   --------          --------         --------
         Net cash from financing activities............................             284,394           334,242          147,896
                                                                                   --------          --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................              13,404             4,202              775
CASH AND CASH EQUIVALENTS, Beginning of year...........................              42,420            55,824           60,026
                                                                                   --------          --------         --------
CASH AND CASH EQUIVALENTS, End of year.................................            $ 55,824          $ 60,026         $ 60,801
                                                                                   ========          ========         ========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fidelity Bankshares, Inc. (the "Company") became the parent of Fidelity Federal Savings Bank of Florida (the "Bank") on January 29, 1997, as a result of a tax-free reorganization, accounted for in the same manner as a pooling of interests merger. Consequently, the Bank is now a wholly-owned subsidiary of the Company.


The Bank's lending markets are primarily concentrated in Palm Beach, Martin and St. Lucie counties in Southeast Florida.


The accounting and reporting policies of the Company and its subsidiary conform, in all material respects, to generally accepted accounting principles. The following summarizes the more significant of these policies:


Principles of Consolidation - The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly-owned subsidiaries, Fidelity Realty and Appraisal Services, Inc. ("FRAS") and Florida Consolidated Agency, Inc. ("Fidelity Insurance"). All significant intercompany balances and transactions have been eliminated. Neither the Bank nor its subsidiaries are or have been involved in any joint ventures during any periods presented.


FRAS, principally, performs appraisals for and sells real estate owned by the Bank. Fidelity Insurance, an insurance agency, sells a full line of insurance products.


Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Cash Equivalents - For presentation purposes in both the consolidated statements of financial position and the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


Assets Available for Sale - Securities available for sale are carried at fair value, based upon market quotations. Deferred income taxes are provided on any unrealized appreciation or decline in value. Such appreciation or decline in value, net of deferred taxes is reflected as an adjustment of equity. Gain or loss on sale of such securities is based on the specific identification method. Debt securities are classified as either available for sale or held for investment based on management's intent.


Interest Rate Risk - The Bank is engaged principally in providing first mortgage loans (both adjustable rate and fixed rate mortgage loans) to individuals (See
Note 5 for the composition of the mortgage loan portfolio at December 31, 1998 and 1999). Mortgage loans and investment securities are funded primarily with short-term liabilities which have interest rates that vary with market rates over time. Net interest income and the market value of net interest-earning assets will fluctuate based on changes in interest rates and changes in the levels of interest-sensitive assets and liabilities. The actual duration of interest-earning assets and interest-bearing liabilities may differ significantly from the stated duration as a result of prepayment, early withdrawals, and similar factors.


Provisions for Loan Losses - Provisions for loan losses, which increase the allowance for loan losses, are established by charges to income. Such allowance represents the amounts which, in management's judgment, are adequate to absorb charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's continuing evaluation of the loan portfolio in light of past loss experience, present economic conditions, and other factors considered relevant by management at the financial statement date. Anticipated changes in economic factors which may influence the level of the allowance are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. In estimating the allowance for possible losses, consideration is given to asset performance, the financial condition of borrowers or guarantors, additional collateral provided, current and anticipated economic conditions, appraisals, cost of disposal, and holding costs. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary, which may be material, if economic conditions differ substantially from the assumptions used in the evaluation. If additions to the original estimate of the allowance for loan losses are deemed necessary, they will be reported in earnings in the period in which they become reasonably estimable.


The Bank considers that a loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rates as the discount rate. Alternatively, measurement may also be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.


Uncollected Interest - The Bank reverses all accrued interest against interest income when a loan is more than 90 days delinquent and ceases accruing interest thereafter. Such interest ultimately collected is credited to income in the period of recovery.


Real Estate Owned - Properties acquired through foreclosure, or a deed in lieu of foreclosure are carried at the lower of fair value less estimated costs to sell, or cost. If the fair value less the estimated cost to sell an individual property declines below the cost of such property, a provision for losses is charged to operations.


Subsequent costs relating to the improvement of property are capitalized in amounts not to exceed the property's fair value. Costs relating to holding the property are charged to expense when incurred.


The amounts the Bank could ultimately recover from property acquired by foreclosure or deed in lieu of foreclosure, could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Bank's control or changes in the Bank's strategy for recovering its investment.


Office Properties and Equipment - Office properties and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from three to fifty years for buildings and improvements and three to ten years for furniture and equipment.


Goodwill - Goodwill resulting from the acquisition of deposits from the Resolution Trust Corporation ("RTC") is being amortized on a straight-line basis over five years. Goodwill resulting from the acquisition of BankBoynton in 1997 is being amortized on a straight-line basis over fifteen years, while goodwill arising for the acquisition of Dunn & Noel in 1999, which became Fidelity Insurance, is being amortized on a straight-line basis over ten years. The balance of goodwill, included in other assets at December 31, 1998 and 1999 was $ 2,394,000 and $ 2,758,000, respectively.


Drafts Payable - Drafts payable represent checks drawn by the Bank on a third party payer, for savings account withdrawals and payment of the Bank's expenses. Under the agreement between the Bank and its third party payer, the Bank funds the checks written on the day following their issuance.

Loan Origination Fees and Costs - Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Deferred loan fees and costs are amortized to income over the estimated life of the loans using the interest method.


Unearned discounts on consumer loans are amortized to income using the interest method.


Commitment Fees - Non-refundable fees received for commitments to make or purchase loans in the future, net of direct costs of underwriting the commitments, are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, income is recognized upon expiration of the commitment. Direct loan origination costs incurred to make a commitment to originate a loan are offset against any related commitment fee and the net amount recognized.


Pension and Retirement Plans - Benefits are accounted for in accordance with SFAS No. 87, entitled "Employers' Accounting for Pensions." Net periodic pension costs (income) are actuarially determined.


Income Taxes - The Company and its subsidiary file consolidated federal and state income tax returns (See Note 12).


Deferred income taxes are provided on items recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes.


Earnings Per Common Share - Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average unallocated ESOP shares of common stock.


The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.


Impact of New Accounting Issues - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time adopting SFAS No. 133. In June of 1999, FASB issued SFAS No. 137 "Deferral of the Effective Date of FASB Statement No. 133," which makes SFAS 133 effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and, accordingly, would apply to the Company beginning on April 1, 2001. The Company plans to adopt the standard at that time and does not presently intend to reclassify securities between categories. The Company has not engaged in derivatives and hedging activities covered by the new standard and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company's financial statements.


Reclassifications - Certain amounts in the 1997 and 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

2.       MUNICIPAL BONDS AND GOVERNMENT AND AGENCY SECURITIES
         AVAILABLE FOR SALE

Securities available for sale are summarized as follows:




                                                             -------------------------------------------------------------
                                                                                Gross            Gross         Estimated
                                                             Amortized        Unrealized      Unrealized          Fair
                                                                Cost            Gains           Losses           Value
                                                             =============================================================
                                                                                 (Dollars in Thousands)
December 31, 1998:
     Municipal Bonds................................          $  2,883          $     25        $       8       $   2,900
     United States Government and agency securities.            15,795               129                -          15,924
                                                              --------          --------        ---------       ---------
     Total..........................................          $ 18,678          $    154        $       8       $  18,824
                                                              ========          ========        =========       =========
     Weighted average interest rate.................              6.02%
                                                              ========

December 31, 1999:
     Municipal Bonds................................          $  2,786          $      -        $      44       $   2,742
     United States Government and agency securities.            26,832                 -              515          26,317
                                                              --------          --------        ---------       ---------
     Total..........................................          $ 29,618          $      -        $     559       $  29,059
                                                              ========          ========        =========       =========
     Weighted average interest rate.................              5.94%
                                                              ========

The following table sets forth the contractual maturity of the Bank's securities available for sale at December 31, 1998 and 1999.


                                                                   December 31, 1998               December 31, 1999
                                                             -----------------------------------------------------------
                                                              Amortized       Estimated          Amortized      Estimated
                                                                Cost         Fair Value            Cost        Fair Value
                                                             ===========================================================
                                                                                      (In Thousands)

Due in one year or less.............................          $ 12,897         $13,006          $  2,666        $  2,665
Due after one year..................................             5,781           5,818            26,952          26,394
                                                              --------         -------          --------        --------
     Total..........................................          $ 18,678         $18,824          $ 29,618        $ 29,059
                                                              ========         =======          ========        ========



The Bank had total Government and Agency securities available for sale pledged at December 31, 1998 and 1999 of $ 15.4 million and $ 19.0 million, respectively. Of the $ 19.0 million of securities pledged at December 31, 1999, $ 2.0 million was pledged for customer accounts that exceeded $ 100,000, $ 2.0 million was pledged as collateral for Treasury Tax and Loan ("TT&L") accounts held for the benefit of the federal government, and the remaining $ 15.0 million was pledged as collateral to secure borrowings from the Federal Reserve Bank for year 2000 contingency purposes, although no borrowings were drawn by the Bank for such purposes.


There were no sales of government and agency securities during the years ended December 31, 1997, 1998 and 1999.

3.   MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities available for sale at December 31, 1998 and 1999 are summarized as follows:


                                       --------------------------------------------------------------------------------
                                                                  Gross                Gross               Estimated
                                         Amortized             Unrealized            Unrealized               Fair
                                            Cost                  Gains                Losses                Value
                                       =============== ====== ============== ====== ============= ======= =============
                                                                         (In Thousands)
December 31, 1998:
   FHLMC-fixed rate.................     $  64,255              $     378              $    412             $  64,221
   FNMA-fixed rate..................        64,115                    577                   141                64,551
   GNMA-fixed rate..................        20,311                    112                    29                20,394
   FHLMC CMO-fixed rate.............        58,243                     29                    29                58,243
   FHLMC-adjustable rate............        11,213                    151                    57                11,307
   FNMA-adjustable rate.............        11,485                    157                    13                11,629
   GNMA-adjustable rate.............           996                      -                     1                   995
   FNMA CMO-adjustable rate.........        44,867                    246                   253                44,860
   FHLMC CMO-adjustable rate........        91,630                    387                   569                91,448
   FHLMC CMO-fixed rate.............        21,642                     38                    65                21,615
                                         ---------              ---------              --------             ---------
      Total.........................     $ 388,757              $   2,075              $  1,569             $ 389,263
                                         =========              =========              ========             =========


December 31, 1999:
   FHLMC-fixed rate.................     $  44,540              $      15              $  1,252             $  43,303
   FNMA-fixed rate..................        52,312                      8                 1,542                50,778
   GNMA-fixed rate..................        14,371                      -                   486                13,885
   FHLMC CMO-fixed rate.............        70,522                      -                 3,081                67,441
   FHLMC-adjustable rate............         4,147                      2                    35                 4,114
   FNMA-adjustable rate.............         4,565                      -                   105                 4,460
   GNMA-adjustable rate.............        11,187                      -                   104                11,083
   FNMA CMO-fixed rate..............        35,083                      -                 1,261                33,822
   FHLMC CMO-adjustable rate........        69,167                    776                   340                69,603
   FNMA CMO-adjustable rate.........        37,636                    319                   232                37,723
                                         ---------              ---------              --------             ---------
      Total.........................     $ 343,530              $   1,120              $  8,438             $ 336,212
                                         =========              =========              ========             =========



There were no sales of mortgage-backed securities classified as available for sale during 1997. There were $ 26.0 million in sales of mortgage-backed securities classified as available for sale during the year ended December 31, 1998 resulting in proceeds of $ 27.3 million, gross realized gains of $ 1.2 million and no gross realized losses. There were $ 9.9 million in sales of mortgage-backed securities classified as available for sale during the year ended December 31, 1999 resulting in proceeds of $ 10.0 million, gross realized gains of $ 142,000 and gross realized losses of $ 2,000.


At December 31, 1999 the Bank had $ 108.3 million of mortgage-backed securities pledged to the State of Florida as collateral for certificates of deposit.

4.       CORPORATE DEBT SECURITIES AVAILABLE FOR SALE

Investment grade, adjustable rate and trust preferred securities of other financial institutions at December 31, 1998 and 1999 are summarized as follows:

                                                             -------------------------------------------------------------
                                                                                Gross            Gross         Estimated
                                                             Amortized        Unrealized      Unrealized          Fair
                                                                Cost            Gains           Losses           Value
                                                             =============================================================
                                                                                 (Dollars in Thousands)
December 31, 1998
     Total..........................................          $ 45,653          $      -        $   1,165       $  44,488
                                                              ========          ========        =========       =========
     Weighted average interest rate.................              6.34%
                                                              ========



                                                             ----------- ---- ----------- --- ------------ --- -----------
                                                                                Gross            Gross         Estimated
                                                             Amortized        Unrealized      Unrealized          Fair
                                                                Cost            Gains           Losses           Value
                                                             =========== ==== =========== === ============ === ===========
                                                                                 (Dollars in Thousands)
December 31, 1999
     Total..........................................          $ 40,741          $      -        $   1,782       $  38,959
                                                              ========          ========        =========       =========
     Weighted average interest rate.................              6.83%
                                                              ========


All of the corporate debt securities available for sale contractually mature in the years 2027 or 2028.

During 1997 there were no sales of corporate debt securities.


During 1998 there were $ 9.7 million in sales of corporate debt securities classified as available for sale resulting in gross proceeds of $ 9.8 million, gross realized gains of $ 109,000 and no gross realized losses.


During 1999 there were $ 5.0 million in sales of corporate debt securities classified as available for sale resulting in gross proceeds of $ 5.0 million, gross realized gains of $ 5,000 and no gross realized losses.


At December 31, 1999, the Bank's entire investment of $ 39.0 million of corporate debt securities was pledged as collateral for other borrowed funds.


During 1998, the Bank began to diversify its investments in mortgage-backed securities by purchasing investment grade rated, floating rate trust preferred securities of other financial institutions. In doing so, the Bank was relying on regulations which permit an investment of up to 35% of its assets in "commercial paper and corporate debt securities." In November of 1998, the Office of Thrift Supervision ("OTS") issued TB-73, which among other matters stated concerns over institutions' investment in trust preferred securities, citing increased interest rate risks as a result of the predominant fixed rate nature of such securities and that some of these securities could have their maturities extended at the issuer's option. As a result, the OTS adopted limitations on the investment of such securities to 15% of a regulated institution's equity, but adopted a method by which an institution could appeal the limitation. At December 31, 1999, the Bank's investment in trust preferred securities was 2.3% of its assets and 35.1% of its regulatory capital. The Bank appealed to the OTS to permit it to continue its investment at current levels. The OTS has approved the Bank maintaining its current investment in these securities but not to increase its investment.

5.       LOANS RECEIVABLE

Loans receivable at December 31, 1998 and 1999 consist of the following:

                                                                                   1998              1999
                                                                            ===============================
                                                                                     (In Thousands)

One-to-four single family, residential real estate mortgages.........         $  828,929       $  925,384
Commercial and multi-family real estate mortgages....................             74,671          118,262
Real estate construction-primarily residential.......................             53,515           63,589
Land loans-primarily residential.....................................              8,583            9,763
                                                                              ----------       ----------
Total first mortgage loans...........................................            965,698        1,116,998
Consumer Loans.......................................................             48,270           60,281
Commercial business loans............................................             46,958           94,157
                                                                              ----------       ----------
Total gross loans....................................................          1,060,926        1,271,436
Less:
     Undisbursed portion of loans in process.........................             84,155          106,232
     Unearned discounts, premiums and deferred loan fees (costs), net             (3,621)          (2,826)
     Allowance for loan losses.......................................              3,226            3,609
                                                                              ----------       ----------

Loans receivable-net.................................................         $  977,166       $1,164,421
                                                                              ==========       ==========


The amount of loans on which the Bank has ceased accruing interest or does not charge interest aggregated approximately $ 3,845,000 and $ 2,743,000, net of specific valuation allowances of $ 162,000 and $ 101,000, at December 31, 1998 and 1999, respectively. The amount of interest not accrued relating to non accrual loans was approximately $ 168,000, $ 203,000 and $ 123,000 at December 31, 1997, 1998 and 1999, respectively. Management believes the allowance for possible loan losses is adequate.

An analysis of the changes in the allowance for loan losses for the years ended December 31, 1997, 1998 and 1999 is as follows. There were no recoveries during the years presented.


                                                                         1997                1998               1999
                                                                 ====================================================
                                                                                   (In Thousands)

Balance at beginning of period..............................      $     2,263         $     3,294        $     3,226
Increase in allowance due to purchase of BankBoynton........            1,167                   -                  -
Current provision...........................................              170                  77                463
Charge-offs.................................................             (306)               (145)               (80)
                                                                  -----------         -----------        -----------

Ending balance..............................................      $     3,294         $     3,226        $     3,609
                                                                  ===========         ===========        ===========



The Bank originates both adjustable and fixed rate mortgage loans. The Bank had no loans held for sale at December 31, 1999. Loans held for sale at December 31, 1998 amounted to $ 5.5 million. These loans held for sale are recorded at the lower of cost or market.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An analysis of the recorded investment in impaired loans owned by the Bank at December 31, 1997, 1998 and 1999 and the related allowance for those loans is as follows:



                                                           1997                    1998                     1999
                                                  ======================================================================
                                                                              (In Thousands)

                                                     Loan      Related       Loan       Related       Loan      Related
                                                   Balance    Allowance     Balance    Allowance    Balance    Allowance
Impaired loan balances and related allowances:
Loans with related allowance for loan losses.....  $     500   $     235   $     324    $     162   $    569    $    101
Loans without related allowance for loan losses..      2,730           -       3,685            -      3,726           -
                                                       -----   ---------   ---------    ---------   --------    --------
                                                   $   3,230   $     235   $   4,009    $     162   $  4,295    $    101
                                                   =========   =========   =========    =========   ========    ========

Average balance of impaired loans................  $   3,301               $   3,620                $  4,152
                                                   =========               =========                ========


No interest income was recorded on impaired loans during the impairment periods shown.


The Bank's policy on interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent and cease accruing interest thereafter. Any interest ultimately collected is credited to income in the period of recovery.


At December 31, 1999, the composition and maturity or repricing of the loan portfolio, net of the undisbursed portion of loans in process is presented below:



 ..........................Fixed Rate........................      ........................Adjustable Rate..................
Term of Maturity                                    Book Value      Term to Rate Adjustment                      Book Value
                                                (In Thousands)                                               (In Thousands)


1 year or less                                     $     6,669      1 year or less                               $  387,242
1 year-3 years                                          21,275      1 year-3 years                                   92,035
3 years-5 years                                         26,844      3 years-5 years                                  64,162
5 years-10 years                                        64,999      5 years-10 years                                 63,112
10 years-20 years                                      199,596      10 years-20 years                                     -
Over 20 years                                          239,270      Over 20 years                                         -
                                                   -----------                                                   ----------

Total                                              $   558,653      Total                                        $  606,551
                                                   ===========                                                   ==========

Commercial Real Estate Lending - The Bank originates and purchases commercial real estate loans, which totaled $ 74,671,000 and $ 118,262,000 at December 31, 1998 and 1999, respectively. These loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. Accordingly, Bank management establishes greater provisions for probable but not yet identified losses on these loans than on less risky residential mortgage loans. The composition of commercial real estate loans and its primary collateral at December 31, 1998 and 1999 are approximately as follows:

                                                                1998              1999
                                                            ===========================
                                                                  (In Thousands)

    Office buildings...............................      $     8,756      $     15,477
    Retail buildings...............................            8,749             7,898
    Warehouses.....................................           10,043             7,338
    Multi family...................................           15,653            23,772
    Hotels and motels..............................              404             2,077
    Land...........................................           16,261            17,713
    Other property improvements....................           14,805            43,987
                                                         -----------      ------------

    Total..........................................      $    74,671      $    118,262
                                                         ===========      ============


Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a federally chartered savings and loan association's aggregate commercial real estate loans may not exceed 400% of its capital as determined under the capital standards provisions of FIRREA. The Bank is federally chartered and subject to this limitation. FIRREA does not require divestiture of any loan that was lawful when it was originated. At December 31, 1999, the Bank estimates that, while complying with this limitation, it could originate an additional $ 214 million of commercial real estate loans, though the Bank's current business plan indicates no intentions to do so.


Loans to One Borrower Limitation - The Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus. This 15% limitation results in a dollar limitation of approximately $ 16.6 million at December 31, 1999. At December 31, 1999, the Bank was in compliance with the loans to one borrower limitation under currently existing regulations.


Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial position. The unpaid balances of these loans at December 31, 1998 and 1999 were $ 72.1 million and $ 74.1 million, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $ 339,800 and $ 395,600 at December 31, 1998 and 1999, respectively.


The Bank offers loans to its employees, including Directors and Senior Management at prevailing market interest rates. These loans are made in the ordinary course of business and on substantially the same terms and collateral requirements as those of comparable transactions prevailing at the time.


The loans to Directors, Executive Officers, and associates of such persons amounted to $ 2,525,000 and $ 3,064,000 at December 31, 1998 and 1999,
respectively, which did not exceed 5% of stockholders' equity.


Collateral for Advances from the Federal Home Loan Bank - The terms of a security agreement with the FHLB include a blanket floating lien that requires the Bank to maintain qualifying first mortgage loans as pledged collateral in an amount equal to the advances, when discounted at 75% of the unpaid principal balances (See Note 10).

6.       OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at December 31, 1998 and 1999 are summarized as follows:


                                                                    1998             1999
                                                                 ==========================
                                                                         (In Thousands)

Land.....................................................        $   8,534        $   9,624
Buildings and improvements...............................           29,386           34,043
Furniture and equipment..................................           10,963           13,371
                                                                 ---------        ---------
Total....................................................           48,883           57,038
Less accumulated depreciation............................           11,175           12,056
                                                                 ---------        ---------
Office properties and equipment - net....................        $  37,708        $  44,982
                                                                 =========        =========


During the year ended December 31, 1999 the Bank sold its downtown West Palm Beach property with a carrying value of $ 1.6 million, for a sale price, net of selling cost, of $ 6.7 million resulting in a gain of $ 5.1 million.




7.       REAL ESTATE OWNED

Real estate owned at December 31, 1998 and 1999 consists of the following:


                                                                   1998              1999
                                                               ============================
                                                                       (In Thousands)

Real estate owned........................................      $      907      $        775
Valuation allowance......................................               -                 -
                                                               ----------      ------------
Real estate owned - net..................................      $      907      $        775
                                                               ==========      ============




8.       ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31, 1998 and 1999 consists of the following:


                                                             1998               1999
                                                         =================================
                                                                  (In Thousands)

  Loans..............................................        4,649             5,444
  Investments........................................          584               804
  Mortgage-backed securities.........................        2,316             2,082
                                                             -----             -----
  Accrued interest receivable........................        7,549             8,330
                                                             =====             =====

9.       DEPOSITS

The weighted-average interest rates on deposits at December 31, 1998 and 1999 were 4.42% and 4.30%, respectively. Deposit accounts, by type and range of rates at December 31, 1998 and 1999 consist of the following:

                        Account Type and Rate                         1998           1999
                                                                  ========================
                                                                      (In Thousands)

Non-interest-bearing NOW accounts..........................       $ 57,002      $ 65,203
NOW, Super NOW and funds transfer accounts
Passbook and statement accounts
Variable-rate money market accounts

Total non-certificate accounts.............................        323,825       432,968
                                                                  --------      --------

Certificates:
     1.01% - 2.00%.........................................          1,018           663
     2.01% - 3.00%.........................................              -             -
     3.01% - 4.00%.........................................              6             -
     4.01% - 5.00%.........................................        125,019       199,817
     5.01% - 6.00%.........................................        564,002       573,903
     6.01% - 7.00%.........................................        106,719       114,007
     7.01% - 8.00%.........................................            157           152
                                                                  --------      --------

Total certificates.........................................        796,921       888,542
                                                                  --------      --------

Total......................................................       $1,120,746    $1,321,510
                                                                  ==========    ==========


Individual deposits greater than $ 100,000 at December 31, 1998 and 1999 aggregated approximately $ 237.3 million and $ 255.5 million, respectively.


Interest on deposit accounts, presented in the consolidated statements of operations, is net of interest forfeited by depositors on early withdrawal of certificate accounts of approximately $ 128,000, $ 160,000 and $ 133,000 for the years ended December 31, 1997, 1998 and 1999, respectively.



Scheduled maturities of certificate accounts are as follows:

                                                                               December 31,
                                                                -------------------------------------------
                                                                 1998                               1999
                                                           ------------------                  ----------------
                                                        Amount           Percent           Amount          Percent
                                                    ===============================================================
         Maturity                                                       (Dollars in Thousands)

         Less than 1 year.................          $  254,281            31.91%        $ 698,415           78.60%
         1 year-2 years...................             257,954            32.37           115,848            13.04
         2 years-3 years..................             175,171            21.98            52,333             5.89
         3 years-4 years..................              18,207             2.28            15,500             1.74
         4 years-5 years..................              90,120            11.31             5,321              .60
         Thereafter.......................               1,188              .15             1,125              .13
                                                    ----------          -------         ----------         -------

         Total............................          $  796,921           100.00%        $  888,542          100.00%
                                                    ==========          =======         ==========         =======

Under FIRREA, any insured depository institution that does not meet its applicable minimum capital requirements may not accept brokered deposits after December 7, 1992. This prohibition includes renewals and rollovers of existing brokered deposits and deposit solicitations at higher than prevailing interest rates paid by institutions in the Bank's normal market area. Even though the Bank meets all of the applicable minimum capital requirements at December 31, 1999, the Bank had no brokered deposits.


Interest expense on deposits consists of the following during the years ended December 31, 1997, 1998 and 1999:


                                                1997             1998              1999
                                              ===========================================
                                                             (In Thousands)

Passbook accounts................          $   1,892         $   2,184         $   1,149
NOW accounts.....................                730             3,194             4,929
Money market accounts............                901               877               734
Certificate accounts.............             30,333            38,873            44,766
                                           ---------         ---------         ---------

Total............................          $  33,856         $  45,128         $  51,578
                                           =========         =========         =========


10.      ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank had outstanding advances from the FHLB of $ 303,140,000 with interest rates ranging from 4.78% to 8.21% and $ 247,073,000 with interest rates ranging from 5.01% to 7.37% at December 31, 1998 and 1999, respectively. The advances at December 31, 1999 are repayable as follows:




      Years Ending
      December 31,             Amount
   ==================== ==================
                         (In Thousands)

       2000               $      65,008
       2001                       3,368
       2002                     112,500
       2003                       5,111
       2004                      11,086
    Thereafter                   50,000
                          -------------

Total                      $    247,073



11.      GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY DEBENTURES

On January 21, 1998 the Company issued $ 28.75 million of mandatorily redeemable, Preferred Securities out of a grantor trust, Fidelity Capital Trust I, a Delaware statutory trust, which was created by the Company for this sole purpose. As its only asset, the trust owns $ 28.75 million of Guaranteed Preferred Beneficial Interests in the Company's Debentures due January 31, 2028, purchased with the proceeds of the preferred securities issuance. Interest from the Company's debentures is payable quarterly at a rate of 8.375%, annually. The interest will be used to fund distributions on the preferred securities. As a result of the above, the Preferred Securities of the trust are considered fully and unconditionally guaranteed by the Company.


Distributions on the preferred securities are cumulative and are payable at the same rate as the Company's debentures described above. The Company's debentures are redeemable in whole, in the event the Company's mutual holding company parent converts to stock form beginning January 31, 2000 at 107% of principal amount and in any event the debentures are redeemable at 100% of principal amount in whole or in part, commencing

January 31, 2003. The preferred securities are subject to mandatory redemption, in whole or in part as applicable, upon the repayment of the debentures. The proceeds from the securities, to the extent invested in common stock of the Bank, are considered to be Tier 1 capital for regulatory purposes. Of the net proceeds of $ 27.3 million from the sale of the preferred securities, the Company invested $ 25 million in common stock of the Bank. The preferred securities are traded on the Nasdaq National Market system under the symbol "FFFLP."


12.      INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.


The components of the provisions for income taxes for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                                1997            1998              1999
                                                             ==========================================
                                                                            (In Thousands)

Current - federal...................................        $  4,872          $ 4,902          $ 5,103
Current - state.....................................             701              677              501
                                                            --------          -------          -------
Total current.......................................           5,573            5,579            5,604

Deferred - federal and state........................            (820)            (737)              62
                                                            --------          -------          -------
Total...............................................        $  4,753          $ 4,842          $ 5,666
                                                            ========          =======          =======



The Company's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                Years Ended December 31,
                                                1997                      1998                       1999
                                         --------------------     ---------------------       -------------------
                                           Amount            %       Amount            %       Amount            %
                                      ===========================================================================
                                                                 (Dollars in Thousands)
Tax at federal tax rate............     $   3,910       35.0%     $   4,289       35.0%     $   5,173       35.0%
State income taxes, net of federal
Benefit of graduated rates.........          (101)      (0.9)           (92)      (0.8)           (87)      (0.6)
Employee stock ownership plan......           190        1.7            184        1.5             74        0.5
Other..............................           379        3.4            111        0.9            175        1.2
                                        ---------    -------      ---------    -------      ---------    -------

Total provision and effective tax       $   4,753       42.5%     $   4,842       39.5%     $   5,666       38.3%
rate                                    =========    =======      =========    =======      =========    =======

The tax effect of temporary differences which give rise to deferred tax assets and deferred tax liabilities are presented below:

                                                                                       December 31,
                                                                                ---------------------------
                                                                                    1998              1999
                                                                                ========= =================
                                                                                       (In Thousands)
Deferred tax liabilities:
Depreciation........................................................            $    878         $  1,007
Loan fee income.....................................................               1,515            1,565
FHLB stock dividends................................................               1,160              952
Excess of tax bad debt reserve over book reserve....................                 227                -
Deferred state taxes................................................                  62               84
                                                                                --------         --------
Gross deferred tax liabilities......................................               3,842            3,608
                                                                                --------         --------

Deferred tax assets:
Excess of tax bad debt reserve over book reserve....................                   -              184
Executive death benefit.............................................                 461              430
Amortization........................................................                 368              388
Retirement plan.....................................................               3,131            2,368
Deferred compensation...............................................                 939            1,178
Unrealized depreciation in securities...............................                 195            3,738
Other...............................................................                 191              246
                                                                                --------         --------
Gross deferred tax assets...........................................               5,285            8,532
Less valuation allowances for deferred tax assets...................                   -                -
                                                                                --------         --------

Gross deferred tax assets...........................................               5,285            8,532
                                                                                --------         --------
Net deferred tax liabilities (assets)...............................            $ (1,443)        $ (4,924)
                                                                                ========         ========




During 1996, a law was enacted that repealed Section 593 of the Internal Revenue Code for taxable years beginning after December 31, 1995. Section 593 allowed thrift institutions, including the Bank, to use the percentage-of-taxable income bad debt accounting method, if more favorable than the specific charge-off method, for Federal income tax purposes. The excess reserves (deduction based on the percentage-of-taxable income less the deduction based on the specific charge-off method) accumulated post-1987 are required to be recaptured ratably over a six year period beginning in 1996. The recapture has no effect on the Company's statement of operations as taxes were provided for in prior years in accordance with SFAS No. 109, "Accounting for Income Taxes." The timing of this recapture may be delayed for a one or two year period to the extent that the Bank originates more residential loans than the average originations in the past six years. The Bank met the origination requirement for 1996 and 1997 and, therefore, delayed the recapture until the six year period beginning in 1998. The recapture amount of $ 3.7 million will result in payments to the IRS totaling $ 1.4 million which has been previously accrued. The same legislation forgave the tax liability on pre-1987 accumulated bad debt reserves which would have penalized any thrift choosing to adopt a bank charter because the tax would have become due and payable. The unrecorded potential liability that was forgiven approximated $ 2.9 million.


13.      PENSION AND EMPLOYEE BENEFIT PLANS

Pension Plan - The Bank's employees participate in the Bank's qualified defined benefit pension plan covering substantially all employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during those years. The Bank's policy is to fund the qualified retirement plan in an amount that falls between the minimum contribution required by the Employee Retirement Income Security Act and the maximum tax deductible contribution. Plan assets consist primarily of common stock, U.S. Government obligations and certificates of deposit.

Components of the Bank's Pension Plan are as follows:


                                                                                               1998                  1999
                                                                                         =====================================
                                                                                                    (In Thousands)
CHANGE IN BENEFIT OBLIGATIONS
     Benefit obligation, beginning of period..................................           $     7,967          $    10,140
     Service cost.............................................................                   552                  795
     Interest cost............................................................                   582                  720
     Actuarial loss...........................................................                 1,132                  564
     Benefit paid.............................................................                   (93)                (559)
                                                                                         -----------          -----------
     Benefit obligation, end of period........................................           $    10,140          $    11,660
                                                                                         ===========          ===========

CHANGE IN PLAN ASSETS
     Fair value of plan assets, beginning of period...........................           $     7,804          $     9,672
     Actual return on plan assets.............................................                   978                  590
     Employer's contribution..................................................                   983                1,441
     Benefits paid............................................................                   (93)                (559)
                                                                                         -----------          -----------
     Fair value of plan assets, end of period.................................           $     9,672          $    11,144
                                                                                         ===========          ===========

FUNDED STATUS
     Funded status............................................................           $      (468)         $      (516)
     Unrecognized net actuarial loss..........................................                   737                1,568
     Unrecognized prior service cost..........................................                  (184)                (154)
                                                                                         -----------          -----------
     Net amount recognized....................................................           $        85          $       898
                                                                                         ===========          ===========



Components of net periodic benefit cost are as follows:

                                                           For the Years Ended December 31,
                                                           ----------------------------------
                                                              1997         1998         1999
                                                           ==================================
                                                                     (In Thousands)

Service cost...........................................      $  498       $  552        $  795
Interest cost..........................................         575          582           720
Return on assets.......................................      (1,154)        (978)         (590)
Amortization of prior service cost.....................         (30)         (30)          (30)
Recognition of net actuarial loss/(gain)...............         681          345          (267)
                                                             ------       ------        ------

Net periodic benefit cost..............................      $  570       $  471        $  628
                                                             ======       ======        ======


For the years ended December 31, 1997, 1998 and 1999, pension expense amounts were based upon actuarial computations.

The assumptions used in computing the present value of the projected benefit obligation and the net periodic pension expense are as follows:

                                                              1997         1998         1999
                                                            =================================


Discount rate in determining benefit obligation........       7.25%        6.75%         7.75%

Rate of increase in future compensation levels for

Expected return on plan assets.........................       8.00%        8.00%         9.00%

The Bank funded $ 405,000, $ 983,000 and $ 1,441,000 as required for the 1997, 1998 and 1999 plan years.

Savings Plan - Effective January 1, 1988, the Board of Directors approved a 401(k) deferred savings plan for all Bank employees who are 21 years of age with one or more years of service. The 401(k) deferred savings plan allows qualified employees to save from 1% to 15% of their income. Presently, one-half of an employee's contribution is matched by the Bank, up to 3% of the employee's salary. The Bank's matching percentage will be determined annually by the Board of Directors after taking into consideration such factors as profit performance and ability to meet capital requirements. The Bank's contribution to the plan totaled $ 183,000, $ 210,000 and $ 291,000 for the years ended December 31, 1997, 1998 and 1999, respectively.


Retirement Plans - During 1989, the Bank established non-qualified defined benefit plans for certain officers and directors. The director's plan became effective on January 1, 1991. For the years ended December 31, 1997, 1998 and 1999, the net periodic pension expense for the Supplemental Executive Retirement Plan for Officers totaled $ 951,000, $ 1,090,000 and $ 1,104,000, respectively. The projected benefit obligation as of December 31, 1998 and 1999, was estimated at $ 6,560,000 and $ 7,113,000, respectively. For 1997, 1998 and 1999, respectively, the discount rates used to measure the projected benefit obligation were 7.25%, 6.75% and 7.75%. The rate of increase in future compensation levels in 1997 was 5.00%, in 1998 was 4.50% and 1999 was 5.50%.


For the years ended December 31, 1997, 1998 and 1999, the net periodic pension expense for the Retirement Plan for the Directors totaled $ 227,000, $ 171,000 and $ 106,000, respectively. The projected benefit obligation for the Retirement Plan for Directors as of December 31, 1998 and 1999 was estimated at $ 1,503,000 and $ 1,525,000, respectively. For 1997, 1998 and 1999, the discount rates used to measure that projected benefit obligation were 7.25%, 6.75% and 7.75%, respectively. For the years ended December 31, 1997, 1998 and 1999, the rate of increase in future compensation levels for the Retirement Plan for Directors was 5.00%, 4.50% and 5.50%, respectively. The provisions of SFAS No. 87 require recognition in the statement of financial position of the additional minimum liability and related intangible asset for a retirement plan with accumulated benefits in excess of plan assets. This resulted in the recognition at December 31, 1998 and 1999, of an additional liability and an intangible asset of $ 25,000 and $ 0, respectively. There was no material effect on earnings or cash requirements to fund the retirement plans. These additional liability and intangible asset amounts as of December 31, 1998 and 1999 are recorded in the account balances captioned other liabilities and other assets, respectively, in the accompanying consolidated statements of financial position.


Incentive Program - The Bank also has a Senior Management Performance Incentive Award Program ("SMPIAP") to provide the opportunity for those executives to be rewarded in future earnings growth. A designated percentage of income at December 31 of each year is used to determine the award fund contribution. This percentage will be determined annually by the Board of Directors after taking into consideration such factors as profit performance and ability to meet capital requirements. Awards amounting to $ 229,000, $ 252,000 and $ 310,000, were made during the years 1997, 1998 and 1999, respectively, for distribution in subsequent years. The assets of the SMPIAP are held in a Rabbi trust for the benefit of senior management. The SMPIAP participants may elect to invest their awards in either Company stock or other third party investment options. Pursuant to the provisions of Emerging Issues Task Force Issue No. 97-14 ("EITF 97-14") which became effective during 1998, the assets of the Rabbi trust are included in the accompanying financial statements and are accounted as follows: (1) Assets, other than Company stock, (primarily trading securities) are included in other assets at fair value ($ 885,000 at December 31, 1999) with the corresponding obligation to the employees of a like amount included in other liabilities. Changes in the fair value of the assets and changes in the amount of the liability are included in earnings; and (2) Company stock (148,806 shares at December 31, 1999) is carried at cost ($ 1.6 million at December 31, 1999) and included in treasury stock with the corresponding obligation to the employees (which can only be settled through delivery of the shares) of a like amount included in additional paid-in capital. Prior to the adoption of EITF 97-14, the assets of the Rabbi trust and the corresponding obligations were carried at cost and included in other assets and other liabilities, respectively. The changes in accounting as a result of the adoption of EITF 97-14 had no effect on net income or earnings per share.

Employee Stock Ownership Plan - On January 7, 1994, in connection with the Bank's Plan of Reorganization into a Mutual Holding Company, the Bank adopted a tax qualified Employee Stock Ownership Plan ("ESOP") for all eligible employees. The ESOP purchased 193,200 shares of the Bank's stock at the date of the Reorganization. The funds used to purchase the shares were borrowed from a third party lender. Effective June 30, 1997, the loan was purchased and is now held by Fidelity Bankshares, Inc. and therefore has been eliminated in consolidation at December 31, 1998 and 1999. The Bank will contribute to the ESOP sufficient funds to pay the principal and interest on this loan over seven years. Benefits generally become 100% vested after five years of credited service. However, contributions to the ESOP and shares allocated among participants proportional to repayment of the seven year ESOP loan will be allocated among participants on the basis of compensation in the year of allocation, subject to regulatory maximum limitations. The Bank recognized $ 765,000, $ 802,000 and $ 495,000, by a charge against income in 1997, 1998 and 1999, respectively, under this plan.


14.      STOCK OPTION PLAN

The Bank has adopted stock option plans which granted options with an exercise price equal to the market value of the stock at the date of grant, to Directors and officers. The Directors may exercise their options at any time up to ten years, while officer's options are exercisable at a rate of twenty percent per year, not to exceed ten years. Under these plans the Bank reserved 303,600 shares of authorized but unissued common stock for future issuance. The following table shows a summary of transactions.


                                                                                    Options Price
                                                                      --------------------------------------------
                                                                                        Average
                                                                        Number of      Exercise
                                                                         Options       Price Per     Aggregate
                                                                       Outstanding       Share         Price
                                                                      =============== ============= ==============
                 Options Outstanding

                 Balance - December 31, 1996........................      222,533     $      9.09    $ 2,022,824
                                                                        ---------     -----------    -----------
                      Granted.......................................            -               -              -
                      Exercised.....................................      (47,101)           9.09       (428,148)
                      Canceled......................................       (1,595)           9.09        (14,499)
                                                                        ---------     -----------   ------------

                 Balance - December 31, 1997........................      173,837            9.09      1,580,177
                                                                        ---------     -----------   ------------
                      Granted.......................................            -               -              -
                      Exercised.....................................      (21,414)           9.09       (194,653)
                      Canceled......................................         (440)           9.09         (4,000)
                                                                        ---------     -----------   ------------

                 Balance - December 31, 1998........................      151,983            9.09      1,381,524
                                                                        ---------     -----------   ------------
                      Granted.......................................            -               -              -
                      Exercised.....................................      (32,576)           9.09       (296,116)
                      Canceled......................................            -               -              -
                                                                        ---------     -----------   ------------
                 Balance - December 31, 1999........................      119,407     $      9.09    $ 1,085,408
                                                                        =========     ===========    ===========

15.      REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting and other factors.


Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tangible capital of not less than 1.5% of adjusted total assets, Total capital to risk-weighted assets of not less than 8%, Tier I capital of not less than 3.0% of adjusted total assets, and Tier I capital to risk-weighted assets of 4.0% (as defined in the regulations). As of December 31, 1999, the Bank meets all capital adequacy requirements to which it is subject.


As of December 31, 1999, the most recent notification from the OTS categorized the Bank as "Well Capitalized" under the framework for prompt corrective action. To be considered well capitalized under Prompt Corrective Action Provisions, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's categorization.


As reported in the Company's 1998 Annual Report, in November of 1988 the OTS issued TB-73, which among other matters, stated concerns over institution's investment in trust preferred securities, citing increased interest rate risks due to the fixed rate nature of such securities and that some of these securities could have their maturities extended at the option of the issuer. The OTS adopted limitations on the investment of such securities to 15% of a regulated institution's equity, but adopted a method by which an institution could appeal the limitation. The Bank appealed to the OTS to permit it to continue its investment at current levels and noted in its appeal that its investments had floating rates and the issuer did not have the option to extend the maturities. The OTS has approved the Bank maintaining its current investment in these securities but not to increase its investment. These securities are shown on the Company's Consolidated Statements of Financial Position as Corporate Debt Securities.

The Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                        ------------------------------------------------------------------------------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                        ------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

As of December 31, 1998 Stockholders'
     Equity and ratio to total assets          6.8%     $106,244
                                          ========

Unrealized increase in market value
     of assets available for sale (net
     of applicable income taxes).....                        318
Goodwill.............................                     (2,394)
Disallowed servicing assets..........                        (53)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          6.7%     $104,115         1.5%       $  23,472
                                          ========    ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          6.7%     $104,115         3.0%       $  46,943        5.0%       $  78,239
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         12.0%     $104,115         4.0%       $  34,814        6.0%       $  52,221
                                          ========                    ======        =========     ======        =========
Allowable Tier 2 capital:
General loan valuation allowances ...                      2,352
Equity investments...................                          -
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         12.2%     $106,467        8.0%        $  69,628       10.0%       $ 87,036
                                          ========      ========      =====         =========     ======        ========

Total assets.........................                   $1,566,900
                                                        ==========

Adjusted total assets................                   $1,564,771
                                                        ==========

Risk-weighted assets.................                   $870,355
                                                        ========

As of December 31, 1999 Stockholders'
     Equity and ratio to total assets          6.5%     $110,972
                                          ========

Unrealized decrease in market value of
   assets available for sale (net
   applicable income taxes)..........                      6,098
Goodwill.............................                     (2,758)
Disallowed servicing assets..........                        (52)
                                                        --------

Tangible capital and ratio to
     adjusted total assets...........          6.6%     $114,260         1.5%       $  25,867
                                          ========    ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          6.6%     $114,260         3.0%       $  51,734        5.0%       $  86,224
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         11.9%     $114,260         4.0%       $  38,397        6.0%       $  57,595
                                          ========                    ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                      2,797
Equity investments...................                          -
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         12.2%     $117,057         8.0%       $  76,794       10.0%       $  95,992
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                   $1,717,452
                                                        ==========

Adjusted total assets................                   $1,724,478
                                                        ==========

Risk-weighted assets.................                   $959,923
                                                        ========


At periodic intervals, both the OTS and the FDIC routinely examine the Company's and the Bank's financial statements as part of their legally proscribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the financial statements be adjusted in accordance with their findings.


During the year ended December 31, 1999, an OTS examination resulted in no significant adjustments to the consolidated financial statements.


16.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank makes commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The interest rates on both fixed and variable rate mortgage loans are generally based on the market rates in effect on the date the loan application is taken. Commitments generally have fixed expiration dates of no longer than 60 days and other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include single-family homes, marketable securities and income-producing residential and commercial properties. Credit losses may occur when one of the parties fails to perform in accordance with the terms of the contract. The Bank's exposure to credit risk is represented by the contractual amount of the commitments to extend credit. At December 31, 1999, the Bank had commitments to extend credit for or purchase loans of $ 73.0 million ($ 8.0 million in fixed rate commitments and the balance of commitments in either variable rate or for which rates had not yet been set). The Bank also has a pre-approval program which commits dollar amounts to potential loan customers based on their credit history. This program, however, does not commit to locked in rates. No fees are received in connection with such commitments.

The Bank leases various property for original periods ranging from one to fifty-one years. Rent expense for the years ended December 31, 1997, 1998 and 1999, was approximately $ 638,000, $ 658,000 and $ 830,000, respectively. At December 31, 1999, future minimum lease payments under these operating leases are as follows:


         Years Ending December 31,                               Amount
-------------------------------------------------------------------------
                                                         (In Thousands)

                    2000                                   $      1,126
                    2001                                            939
                    2002                                            911
                    2003                                            939
                    2004                                            555
                 Thereafter                                       2,284
                                                            -----------

                    Total                                   $     6,754
                                                            ===========


The Bank has entered into a three year employment agreement with its Chief Executive Officer. This agreement, among other matters, would provide for severance payments of up to three years salary in the event of termination for reasons other than cause. In addition, the Bank has entered into severance agreements with four of its executive officers. The severance agreements would provide for payments of up to three years salary for these executives, but only in the event of change of control of the Bank.


17.      SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                               --------------------------------------------
                                                                                   1997             1998             1999
                                                                               ============================================
                                                                                             (In Thousands)
        Supplemental Disclosure of Cash Flow Information:
        Cash paid for income taxes.................................           $  5,016          $  5,916          $  3,508
                                                                              ========          ========          ========
        Cash paid for interest on deposits and other borrowings....           $ 41,782          $ 63,196          $ 72,686
                                                                              ========          ========          ========

        Supplemental Schedule of Noncash Investing and Financing
        Real estate acquired in settlement of loans................           $  2,403          $  1,542          $  1,678
                                                                              ========          ========          ========


18.      EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earnings per share, including the adjustments for the Bank's ESOP and stock options for the years ended December 31, 1997, 1998 and 1999, are as follows:


                                  For the Year Ended December    For the Year Ended December     For the Year Ended December
                                           31, 1997                        31, 1998                        31, 1999
                                 ---------------------------------------------------------------------------------------------
                                 Income     Shares   Per-Share   Income     Shares   Per-Share   Income    Shares    Per-Share
                                   (1)       (2)      Amount       (1)       (2)      Amount      (1)        (2)      Amount
                                ==============================================================================================
                                                             (In Thousands, except per share data)

 Net income.................    $6,418,000                      $7,412,000                     $9,114,000
 Basic EPS:
 Income available to
      common stockholders...    $6,418,000 6,661,401 $     0.96 $7,412,000 6,644,096 $    1.12 $9,114,000 6,435,357 $       1.42
                                                     ==========                      =========                      ============
 Effect of diluted shares:
      Common stock options..                 104,760                          91,881                         56,451
                                           ---------                       ---------                      ---------
 Diluted EPS:
 Income available to
      common stockholders...    $6,418,000 6,766,161 $     0.95 $7,412,000 6,735,977 $    1.10 $9,114,000 6,491,808 $        1.40
                                ========== ========= ===================== ========= =============================== ============

 (1) Numerator
 (2) Denominator

Weighted average shares outstanding for the year ended December 31, 1999 were reduced for treasury shares held by the Bank's SMPIAP and increased for the corresponding liability for settlement to the Bank's employees. (See Note 13).


19.      OTHER COMPREHENSIVE INCOME

An analysis of the changes in Accumulated Other Comprehensive Income for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                                                    December 31,
                                                                      1997               1998             1999
                                                                ------------------------------------------------------
                                                                                     Unrealized
                                                                                   Gains (Losses)
                                                                                    on Securities
                                                                ======================================================
                                                                                   (In Thousands)

  Beginning Balance...................................           $     782         $   1,405          $    (318)
  Current-period change...............................                 623            (1,723)            (5,780)
                                                                 ---------         ---------          ---------
  Ending balance......................................           $   1,405         $    (318)         $  (6,098)
                                                                 =========         =========          =========



An analysis of the related tax effects allocated to Other Comprehensive Income is as follows:




                                    December 31, 1997                   December 31, 1998                   December 31, 1999
                              -------------------------------    --------------------------------    -------------------------------

                                           Tax                                 Tax                                 Tax
                              Before-tax (Expense) Net-of-Tax    Before-tax (Expense)  Net-of-Tax    Before-tax (Expense) Net-of-Tax
                               Amount    Benefit    Amount        Amount     Benefit    Amount        Amount     Benefit    Amount
                              ======================================================================================================
                                                                          (In Thousands)
Unrealized gain (loss) on
 assets available for sale:
Unrealized holding gains
 (losses) arising during
  period...................... $ 1,055    $  (432)  $   623       $(1,539)   $   629    $  (910)      $(9,176)   $ 3,487    $(5,689)
Less: reclassification
  adjustment for gains
  realized in net income......       -          -         -        (1,355)       542       (813)         (147)        56        (91)
                               -------    -------   -------       -------    -------    -------       -------    -------    -------
Other comprehensive income.... $ 1,055    $ (432)  $   623        $(2,894)   $ 1,171    $(1,723)      $(9,323)   $ 3,543    $(5,780)
                               =======    =======  ========        =======    =======    =======       =======    =======    =======


20.      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments - The fair value of the Bank's financial instruments at December 31, 1998 and 1999 is as follows:



                                                                  December 31, 1998                December 31, 1999
                                                             ---------------------------- --- ----------------------------
                                                              Carrying           Fair          Carrying           Fair
                                                               Amount           Value           Amount           Value
                                                             =========== ==== =========== === ============ === ===========
                                                                                    (In Thousands)
Assets:
  Cash and amounts due from depository institutions.        $  27,951         $ 27,951         $  41,736         $ 41,736
  Interest-bearing deposits.........................           32,075           32,075            19,065           19,065
  Assets available for sale.........................          452,575          452,575           404,230          404,230
  Loans receivable (net)............................          977,166         1,152,248        1,164,421         1,128,620
Liabilities:
  Deposits..........................................        1,120,746         1,130,266        1,321,510         1,315,118
  Other borrowed funds..............................            6,981            6,977            14,656           14,647
  Advances from the Federal Home Loan Bank..........          303,140          306,989           247,073          243,315
  Guaranteed Preferred Beneficial Interests
     in Company's Debentures........................           28,750           31,268            28,750           26,995

The following methods and assumptions were used to estimate fair value of each major class of financial instrument at December 31, 1998 and 1999.


Cash and Amounts due from Depository Institutions and Interest-Bearing  Deposits
- The carrying amount of these assets is a reasonable estimate of their fair value.


Assets Available for Sale - The fair value of these securities are based on quoted market prices.


Loans Receivable - The fair value of loans is estimated by discounting the future cash flows of the loans using the current rates at which similar loans would be made to borrowers with similar credit rating for the same remaining maturities.


Deposits - The fair value of demand deposits, savings accounts and money market accounts are equal to the amount payable on demand at the reporting date. The fair values of fixed maturity certificate accounts are estimated by discounting the future cash flows of the certificates using the current rates for advances from the Federal Home Loan Bank with similar maturities.


Other Borrowed Funds - Fair value is estimated using rates currently offered for advances from the Federal Home Loan Bank with similar maturities.


Advances from the Federal Home Loan Bank - The fair value of these advances is estimated by discounting the future cash flows of these advances using the current rates at which similar term advances could be obtained.


Guaranteed Preferred Beneficial Interests in Company's Debentures - The fair value is estimated by discounting the future cash flows of these debentures using the yield for 30 year Treasury Bond plus 250 basis points.


Commitments to Extend Credit and Standby Letters of Credit - The fair value of these commitments is insignificant.


Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Bank could realize in a current transaction.

21.      CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial position as of December 31, 1998, and 1999 and the condensed statement of operations and statement of cash flows for the three years then ended should be read in conjunction with the consolidated financial statements and related notes. Since the organization of the parent company was accounted for in a manner similar to a pooling of interests, these statements have been presented as if the parent company was in existence for all periods covered by the consolidated financial statements.

                                                                December 31,
                                                         ---------------------
                                                             1998       1999
                                                         =====================
                                                              (In Thousands)
STATEMENT OF FINANCIAL CONDITION
   Assets:
      Cash and cash equivalents....................      $   6,122 $       141
      ESOP loan receivable.........................          509           276
      Investment in and advances to Bank...........          106,482   110,972
      Other assets.................................          1,437       1,884
                                                         --------- -----------
   Total assets                                          $   114,55$   113,273
                                                         =====================

   Liabilities.....................................      $   29,551$    29,969
   Stockholders' equity............................          84,999     83,304
                                                         ---------------------
   Total liabilities and stockholders' equity......      $   114,55$   113,273
                                                         =====================


                                                                                 Years Ended December 31,
                                                             -----------------------------------------------------------------
                                                                        1997                  1998                  1999
                                                             =================================================================
                                                                                      (In Thousands)
STATEMENT OF OPERATIONS
   Income:
      Income...........................................           $        42           $       173           $        85
      Expenses.........................................                   541                 2,753                 2,896
                                                                  -----------           -----------           -----------
      Loss before income taxes and equity in earnings of                 (499)               (2,580)               (2,811)
      Income tax benefit...............................                   204                   983                 1,068
                                                                  -----------           -----------           -----------
      Loss before equity in earnings of Bank...........                  (295)               (1,597)               (1,743)
      Equity in earnings of Bank.......................                 6,713                 9,009                10,857
                                                                  -----------           -----------           -----------
      Net income.......................................           $     6,418           $     7,412           $     9,114
                                                                  ===========           ===========           ===========

STATEMENT OF CASH FLOWS
   Cash flow from (for) operating activities:
   Net income..........................................           $     6,418           $     7,412           $     9,114
   Adjustments to reconcile net income to
      net cash used for operating activities
         Equity in earnings of Bank....................                (6,713)               (9,009)              (10,857)
   Other...............................................                  (148)                1,024                   301
                                                                  -----------           -----------           -----------
   Net cash used for operating activities..............                  (443)                 (573)               (1,442)
                                                                  -----------           -----------           -----------

   Cash flow from (for) investing activities:
   Dividends received from Bank........................                 3,554                11,600                   350
   Purchase of ESOP loan...............................                  (966)                    -                     -
   Principal payments on ESOP loan.....................                   138                   319                   233
   Investment in subsidiary............................                     -               (25,000)                    -
   Other...............................................                   386                 1,077                   283
                                                                  -----------           -----------           -----------
   Net cash from (used for) investing activities.......                 3,112               (12,004)                  866
                                                                  -----------           -----------           -----------

   Cash flow from (for) financing activities:
   Proceeds from the sale of stock.....................                   308                    79                   274
   Purchase of treasury stock..........................                     -                (5,752)               (1,906)
   Sale of Guaranteed Preferred Beneficial
   Cash dividends paid.................................                (2,566)               (3,316)               (3,773)
                                                                  -----------           -----------           -----------
   Net cash (used for) from financing activities.......                (2,258)               18,288                (5,405)
                                                                  -----------           -----------           -----------

   Net increase (decrease) in cash and cash equivalents                   411                 5,711                (5,981)
   Cash and cash equivalents, Beginning of year........                     -                   411                 6,122
                                                                  -----------           -----------           -----------
   Cash and cash equivalents, End of year..............           $       411           $     6,122           $       141
                                                                  ===========           ===========           ===========

22.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                First          Second             Third           Fourth
                                                               Quarter         Quarter           Quarter          Quarter
                                                            ==============================================================
                                                                                     (In Thousands)
Year ended December 31, 1998:
     Interest income...............................         $  22,820         $ 24,461          $  25,502        $ 25,537
     Interest expense..............................            14,280           16,110             17,055          17,547
                                                            ---------         --------          ---------        --------
         Net interest income.......................             8,540            8,351              8,447           7,990
                                                            ---------         --------          ---------        --------

     Provision for loan losses.....................              (69)                20                 6             120
     Non-interest income...........................             1,914            2,287              2,426           2,063
     Non-interest expenses.........................             7,013            7,333              7,369           7,972
     Income taxes..................................             1,417            1,292              1,358             775
                                                            ---------         --------          ---------        --------
         Net Income................................         $   2,093         $  1,993          $   2,140        $  1,186
                                                            =========         ========          =========        ========



                                                                 First         Second             Third           Fourth
                                                                Quarter        Quarter           Quarter          Quarter
                                                             ===============================================================
                                                                                     (In Thousands)
Year ended December 31, 1999:
     Interest income...............................         $  26,054         $ 26,970          $  28,622        $ 29,279
     Interest expense..............................            17,426           17,597             18,515          18,717
                                                            ---------         --------          ---------        --------
         Net interest income.......................             8,628            9,373             10,107          10,562
                                                            ---------         --------          ---------        --------

     Provision for loan losses.....................                34                73               161             195
     Non-interest income...........................             1,811            1,900              1,912           7,304
     Non-interest expenses.........................             8,418            8,706              9,199          10,031
     Income taxes..................................               770              957              1,019           2,920
                                                            ---------         --------          ---------        --------
         Net Income................................         $   1,217         $  1,537          $   1,640        $  4,720
                                                            =========         ========          =========        ========

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K
---------------------------------------------------------------

          The exhibits and financial statement schedules filed as a part of this Form 10-K/A are as follows:

         (a)(1)   Financial Statements
                  --------------------

o    Independent Auditors' Report
o    Consolidated Statements of Financial Condition,
         December 31, 1998 and 1999
o    Consolidated Statements of Operations,
         Years Ended December 31, 1997, 1998 and 1999
o Consolidated Statements of Changes in Stockholders' equity, Years Ended December 31, 1997, 1998 and 1999
o    Consolidated  Statements of Cash Flows,
         Years Ended December 31, 1997, 1998 and 1999
o    Notes to Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIDELITY BANKSHARES, INC.



Date: April 4, 2000                   By:  /s/Vince A. Elhilow
                                           -------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/Vince A. Elhilow                By: /s/Richard D. Aldred
     --------------------------------       ------------------------------------
     Vince A. Elhilow, President            Richard D. Aldred, Executive
       and Chief Executive Officer             Vice President, Chief Financial
     (Principal Executive Officer)             Officer and Treasurer
                                            (Principal Financial and
                                             Accounting Officer)

Date: April 4, 2000                     Date: April 4, 2000



By:  /s/Joseph B. Shearouse, Jr.        By: /s/Keith D. Beaty
     --------------------------------       ------------------------------------
     Joseph B. Shearouse, Jr.,              Keith D. Beaty, Director
     Chairman of the Board
Date: April 4, 2000                     Date: April 4, 2000



By:  /s/F. Ted Brown, Jr.               By: /s/Donald E. Warren
     --------------------------------       ------------------------------------
     F. Ted Brown, Jr., Director            Donald E. Warren, Director

Date: April 4, 2000                     Date: April 4, 2000