Form 10-Q
period 2000-03-31
FIDELITY BANKSHARES INC
filed 2000-05-11
CIK 1028336

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                           --------------------------

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________________to___________________

                     Securities Exchange Act Number 0-29040

                            FIDELITY BANKSHARES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               65-0717085
-----------------------------                             ----------------------
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

     Indicate by check X whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 6,839,269 shares of the Registrant's common stock outstanding as of May 1, 2000.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I. FINANCIAL INFORMATION

        Item 1.    Financial Statements.....................................................................1

                   Consolidated Statements of Financial Condition as of
                       December 31, 1999 and March 31, 2000.................................................2

                   Consolidated Statements of Operations for the three months ended
                       March 31, 1999 and 2000..............................................................3

                   Consolidated Statements of Comprehensive Operations for the three months ended March 31, 1999 and 2000.................................................4

                   Consolidated Statements of Cash Flows for the three months ended
                       March 31, 1999 and 2000..............................................................5

                   Notes to unaudited Consolidated Financial Statements.....................................6

        Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations..........................................................12

PART II.OTHER INFORMATION.................................................................................20

PART I. FINANCIAL INFORMATION
        Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                                                   Unaudited
                                                                                    December 31,                   March 31,
                                                                                        1999                          2000
                                                                                ==================================================
                                                                                         (In Thousands, except share data)
ASSETS
CASH AND CASH EQUIVALENTS:
       Cash and amounts due from depository institutions...................      $            41,736            $          47,729
       Interest-bearing deposits...........................................                   19,065                       26,874
                                                                                ---------------------          -------------------
             Total cash and cash equivalents...............................                   60,801                       74,603
ASSETS AVAILABLE FOR SALE (At Fair Value):
       Municipal bonds and government and agency securities................                   29,059                       46,967
       Mortgage-backed and other securities................................                  336,212                      323,594
       Corporate debt securities...........................................                   38,959                       39,310
                                                                                ---------------------          -------------------
             Total assets available for sale...............................                  404,230                      409,871
LOANS RECEIVABLE...........................................................                1,164,421                    1,222,459
OFFICE PROPERTIES AND EQUIPMENT, Net ......................................                   44,982                       46,975
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market...........                   13,354                       12,507
REAL ESTATE OWNED, Net.....................................................                      775                          285
ACCRUED INTEREST RECEIVABLE................................................                    8,330                        8,731
DEFERRED INCOME TAX ASSET..................................................                    4,924                        4,816
OTHER ASSETS...............................................................                   17,116                       19,143
                                                                                ---------------------          -------------------
TOTAL ASSETS...............................................................      $         1,718,933            $       1,799,390
                                                                                =====================          ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS...................................................................      $         1,321,510            $       1,399,534
OTHER BORROWED FUNDS.......................................................                   14,656                       14,245
ADVANCES FROM FEDERAL HOME LOAN BANK.......................................                  247,073                      250,144
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE..............................                    4,010                        7,970
DRAFTS PAYABLE.............................................................                    6,533                        4,416
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
       JUNIOR SUBORDINATED DEBENTURES......................................                   28,750                       28,750
OTHER LIABILITIES..........................................................                   13,097                       10,297
                                                                                ---------------------          -------------------
       TOTAL LIABILITIES...................................................                1,635,629                    1,715,356
                                                                                ---------------------          -------------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued..................                       --                           --
COMMON STOCK ($ .10 par value) 8,200,000 authorized shares,
       6,834,463 shares outstanding at December 31, 1999, and
       6,837,283 shares outstanding at March 31, 2000......................                      683                          684
ADDITIONAL PAID-IN CAPITAL.................................................                   40,937                       41,045
RETAINED EARNINGS - substantially restricted...............................                   57,343                       59,587
TREASURY STOCK, at cost, 488,806 shares at December 31, 1999 and
       493,731 shares at March 31, 2000....................................                   (9,232)                      (9,301)
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN....................                     (329)                        (247)
ACCUMULATED OTHER COMPREHENSIVE LOSS.......................................                   (6,098)                      (7,734)
                                                                                ---------------------          -------------------
       TOTAL STOCKHOLDERS' EQUITY..........................................                   83,304                       84,034
                                                                                ---------------------          -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................      $         1,718,933            $       1,799,390
                                                                                =====================          ===================

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                       Unaudited
                                                                                              For the Three Months Ended
                                                                                                       March 31,
                                                                                         1999                        2000
                                                                                 =================================================
                                                                                            (In Thousands, except share data)
Interest income:
      Loans................................................................       $             18,846        $            23,102
      Investment securities................................................                        321                        619
      Other investments....................................................                        823                        553
      Mortgage-backed and other securities.................................                      6,064                      6,202
                                                                                 ----------------------      ---------------------
            Total interest income..........................................                     26,054                     30,476
                                                                                 ----------------------      ---------------------
Interest expense:
      Deposits.............................................................                     12,267                     14,724
      Advances from Federal Home Loan Bank and other borrowings............                      5,159                      4,365
                                                                                 ----------------------      ---------------------
            Total interest expense.........................................                     17,426                     19,089
                                                                                 ----------------------      ---------------------

Net interest income........................................................                      8,628                     11,387

Provision for loan losses..................................................                         34                        201
                                                                                 ----------------------      ---------------------

Net interest income after provision for loan losses........................                      8,594                     11,186
                                                                                 ----------------------      ---------------------
Other income:
      Service charges on deposit accounts..................................                        715                        845
      Fees for other banking services......................................                        523                        614
      Net gain on sale of loans, investments
            and mortgage-backed securities.................................                        206                          -
      Miscellaneous........................................................                        367                      2,853
                                                                                 ----------------------      ---------------------
            Total other income.............................................                      1,811                      4,312
                                                                                 ----------------------      ---------------------
Operating expense:
      Employee compensation and benefits...................................                      4,741                      6,320
      Occupancy and equipment..............................................                      1,805                      2,214
      Gain on real estate owned............................................                       (100)                       (50)
      Marketing............................................................                        257                        249
      Federal deposit insurance premium....................................                        159                         68
      Other................................................................                      1,556                      1,880
                                                                                 ----------------------      ---------------------
            Total operating expense........................................                      8,418                     10,681
                                                                                 ----------------------      ---------------------

Income before provision for income taxes...................................                      1,987                      4,817
                                                                                 ----------------------      ---------------------
Provision for income taxes:
      Current..............................................................                        690                        737
      Deferred.............................................................                         80                      1,105
                                                                                 ----------------------      ---------------------
            Total provision for income taxes...............................                        770                      1,842
                                                                                 ----------------------      ---------------------

Net income.................................................................       $              1,217        $             2,975
                                                                                 ======================      =====================
Earnings per share:
      Basic................................................................       $               0.19        $              0.46
                                                                                 ======================      =====================
      Diluted..............................................................       $               0.19        $              0.46
                                                                                 ======================      =====================

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                                                 Unaudited
                                                                                                  For the
                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                        1999                   2000
                                                                                 =========================================
                                                                                               (In Thousands)
Net income.................................................................       $          1,217       $          2,975
Other comprehensive income (loss), net of tax:
      Unrealized gains (losses) on assets available for sale:
           Unrealized holding gains (losses) arising during period.........                    208                 (1,636)
                                                                                 ------------------     ------------------

Comprehensive income.......................................................       $          1,425       $          1,339
                                                                                 ==================     ==================

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 AND 2000
--------------------------------------------------------------------------------

                                                                                                            Unaudited
                                                                                                    For the Three Months Ended
                                                                                                             March 31,
                                                                                                       1999             2000
                                                                                                ===================================
                                                                                                          (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.....................................................................................  $         1,217    $        2,975
Adjustments to reconcile net income to net cash used for operating activities:
          Depreciation and amortization........................................................              600               694
          ESOP and Recognition and Retention Plan compensation expense.........................              137               104
          Accretion of discounts, amortization of premiums, and other deferred yield items.....              614              (103)
          Provision for loan losses and real estate losses.....................................               34               201.
          Provisions for (gains) losses and net (gains) losses on sales of real estate owned...              (80)              (88)
          Gain on securities received from insurance carrier's demutualization.................                -            (2,416)
          Net (gain) loss on sale of:
                 Loans.........................................................................             (206)                -
Decrease (increase) in accrued interest receivable.............................................               42              (401)
Decrease in other assets.......................................................................              216               487
Decrease in drafts payable.....................................................................           (1,637)           (2,117)
Decrease in deferred income tax asset..........................................................              190             1,110
Decrease in other liabilities..................................................................           (1,716)           (2,799)
                                                                                                -----------------------------------
                 Net cash used for operating activities........................................             (589)           (2,353)
                                                                                                -----------------------------------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans..............................................          (38,027)          (50,926)
Principal payments received on mortgage-backed securities......................................           31,478             9,421.
Purchases of:
          Loans................................................................................           (9,296)           (7,000)
          Mortgage-backed and other securities.................................................          (10,044)                -
          Federal Home Loan Bank stock.........................................................                -              (653)
          Municipal bonds and government and agency securities.................................          (22,670)          (20,115)
          Office properties and equipment......................................................           (1,658)           (2,705)
Proceeds from sales of:
          Loans................................................................................           11,673                 -
          Federal Home Loan Bank stock.........................................................               98             1,500
          Real estate acquired in settlement of loans..........................................              845               435
Proceeds from maturities of municipal bonds and government and agency securities...............            2,000             2,000
Other..........................................................................................              117               259
                                                                                                -----------------------------------
                 Net cash used for investing activities........................................          (35,484)          (67,784)
                                                                                                -----------------------------------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock...................................................               13                26
Purchase of Treasury Stock.....................................................................           (1,915)                -
Cash dividends.................................................................................             (730)             (731)
Net increase (decrease) in:
          NOW accounts, demand deposits, and savings accounts..................................           32,655            69,226
          Certificates of deposit..............................................................            8,468             8,798
          Advances from Federal Home Loan Bank.................................................           (1,929)            3,071
          Other borrowed funds.................................................................            1,124              (411)
          Advances by borrowers for taxes and insurance........................................            4,075             3,960
                                                                                                -----------------------------------
                 Net cash from financing activities............................................           41,761            83,939
                                                                                                -----------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS......................................................            5,688            13,802
CASH AND CASH EQUIVALENTS, Beginning of period.................................................           60,026            60,801
                                                                                                -----------------------------------
CASH AND CASH EQUIVALENTS, End of period.......................................................  $        65,714    $       74,603
                                                                                                ===================================

    See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   GENERAL

The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Bank & Trust (the "Bank") conform to generally accepted accounting principles and to predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1999 Annual Report on Form 10-K.

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2000 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

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

Certain amounts in the financial statements have been reclassified to conform with the March 31, 2000 presentation.

2.   LOANS RECEIVABLE

Loans receivable at December 31, 1999 and March 31, 2000, consist of the following:

                                                                                 December 31,                     March 31,
                                                                                     1999                           2000
                                                                            =======================================================
                                                                                                (In Thousands)
One-to-four single family, residential real estate
          mortgages...................................................       $              925,384         $              949,074
Commercial real estate mortgages......................................                      118,262                        127,208
Real estate construction-primarily residential........................                       63,589                         73,032
Land loans-primarily residential......................................                        9,763                         13,643
                                                                            ------------------------       ------------------------
          Total first mortgage loans..................................                    1,116,998                      1,162,957
Consumer loans........................................................                       60,281                         65,263
Commercial business loans.............................................                       94,157                        105,229
                                                                            ------------------------       ------------------------
          Total gross loans...........................................                    1,271,436                      1,333,449
Less:
          Undisbursed portion of loans in process.....................                      106,232                        110,043
          Unearned discounts, premiums and deferred loan
                 fees, net............................................                       (2,826)                        (2,818)
          Allowance for loan losses...................................                        3,609                          3,765
                                                                            ------------------------       ------------------------
Loans receivable-net..................................................       $            1,164,421         $            1,222,459
                                                                            ========================       ========================

3.   ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 1999 and the three months ended March 31, 1999 and 2000, is as follows:

                                                                    For the Year                 For the Three Months
                                                                       Ended                            Ended
                                                                    December 31,                       March 31,
                                                                        1999                    1999               2000
                                                                   ==========================================================
                                                                                           (In Thousands)

Balance at beginning of period............................          $       3,226            $      3,226       $      3,609
Current provision.........................................                    463                      34                201
Charge-offs (recoveries)-net..............................                    (80)                    (59)               (45)
                                                                   ---------------          ---------------------------------

Ending balance............................................          $       3,609            $      3,201       $      3,765
                                                                   ===============          =================================

An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                  March 31, 1999                            March 31, 2000
                                                     ==============================================================================

                                                             Loan               Related                Loan               Related
                                                           Balance             Allowance              Balance            Allowance
                                                     ------------------------------------------------------------------------------
                                                                                        (In Thousands)
Impaired loan balances and related
         specific valuation allowances:
Loans performing in conformity with
         contractual terms........................    $           305       $         145        $          335      $         235
Loans for which interest income is
         not being recognized.....................              3,534                   -                 3,107                  -
                                                     -------------------------------------      -----------------------------------
              Total...............................    $         3,839       $         145        $        3,442      $         235
                                                     =====================================      ===================================

The Bank's policy on interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent and cease accruing interest thereafter. Such interest ultimately collected is credited to income in the period of recovery.

4.   REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                                To be Considered
                                                                                             Minimum for        Well Capitalized
                                                                                           Capital Adequacy   for Prompt Corrective
                                                                      Actual                  Purposes         Action Provisions
                                                              ---------------------------------------------------------------------
                                                                Ratio        Amount        Ratio    Amount     Ratio     Amount
                                                              ---------------------------------------------------------------------
                                                                            (Dollars In Thousands)
As of December 31, 1999 Stockholders' Equity
      and ratio to total assets...........................          6.5%   $  110,972
                                                              ==========

Net unrealized decrease in market value of assets
      available for sale (net of applicable
      income taxes).......................................                      6,098
Goodwill..................................................                     (2,758)
Disallowed servicing assets and deferred tax assets.......                        (52)
                                                                           ----------
Tangible capital and ratio to adjusted total assets.......          6.6%   $  114,260      1.5%  $   25,867
                                                              ==========   ==========   =======  ==========
Tier 1 (core) capital and ratio to adjusted
      total assets........................................          6.6%    $ 114,260      3.0%  $   51,734         5.0%  $  86,224
                                                              ==========   ==========   =======  ==========    =========  =========
Tier 1 (core) capital and ratio to risk-weighted
      total assets........................................         11.9%    $ 114,260      4.0%  $   38,397         6.0%  $  57,595
                                                              ==========                =======  ==========    =========  =========

Allowable Tier 2 capital:
      General loan valuation allowances...................                      2,797
      Equity investments..................................                          -
                                                                           ----------
      Total risk-based capital and ratio to risk-weighted
           total assets...................................        12.2%    $  117,057      8.0%  $   76,794        10.0%  $  95,992
                                                              ==========   ==========   =======  ==========    =========  =========

Total assets..............................................                 $1,717,452
                                                                           ==========

Adjusted total assets.....................................                 $1,724,478
                                                                           ==========

Risk-weighted assets......................................                 $  959,923
                                                                           ==========

As of March 31, 2000 Stockholders' Equity
      and ratio to total assets...........................          6.2%   $  111,763
                                                              ==========

Net unrealized decrease in market value of assets
      available for sale (net of applicable
      income taxes).......................................                      7,734
Goodwill..................................................                     (2,694)
Disallowed servicing assets and deferred tax assets.......                        (48)
                                                                           ----------
Tangible capital and ratio to adjusted total assets.......          6.5%   $  116,755      1.5%  $   26,969
                                                              ==========   ==========   =======  ==========
Tier 1 (core) capital and ratio to adjusted
      total assets........................................          6.5%   $  116,755      3.0%  $   54,230         5.0%  $  90,384
                                                              ==========   ==========   =======  ==========    =========  =========
Tier 1 (core) capital and ratio to risk-weighted
      total assets........................................         13.3%   $  116,755      4.0%  $   35,234         6.0%  $  52,852
                                                              ==========                =======  ==========    =========  =========

Allowable Tier 2 capital:
      General loan valuation allowances...................                      3,061
      Equity investments..................................                          -
                                                                           ----------
      Total risk-based capital and ratio to risk-weighted
           total assets...................................         13.6%   $  119,816      8.0%  $   70,469        10.0%  $  88,086
                                                              ==========   ==========   =======  ==========    =========  =========

Total assets..............................................                 $1,797,939
                                                                           ==========

Adjusted total assets.....................................                 $1,807,671
                                                                           ==========

Risk-weighted assets......................................                 $  880,862
                                                                           ==========

5.   EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP) and stock options for the three months ended March 31, 1999 and 2000, are as follows:

                                                                                  For the Three Months Ended
                                                                                        March 31, 1999
                                                          ----------------------------------------------------------------------
                                                                  Income                    Shares                Per-Share
                                                                 Numerator                Denominator              Amount
                                                          ======================================================================

Net income.........................................        $            1,217,000
                                                          ========================
Basic EPS:
Income available to
     common stockholders...........................        $            1,217,000               6,429,864       $          0.19
                                                          ========================                             =================
Effect of diluted shares:
     Common stock options..........................                                                79,437
                                                                                      --------------------
Diluted EPS:
Income available to
     common stockholders...........................        $            1,217,000               6,509,301      $           0.19
                                                          ========================    ====================    ==================

                                                                              For the Three Months Ended
                                                                                    March 31, 2000
                                                          ---------------------------------------------------------------
                                                               Income                   Shares              Per-Share
                                                              Numerator               Denominator             Amount
                                                          ===============================================================

Net income.........................................        $       2,975,000
                                                          ===================
Basic EPS:
Income available to
     common stockholders...........................        $       2,975,000                6,465,460      $        0.46
                                                          ===================                             ===============
Effect of diluted shares:
     Common stock options..........................                                            43,374
                                                                                  --------------------
Diluted EPS:
Income available to
     common stockholders...........................        $       2,975,000                6,508,834      $        0.46
                                                          ===================     ====================    ===============

Pursuant to Statement of Position (SOP), 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA), ESOP shares that have not been committed to be released are not considered to be outstanding.

6.   OTHER COMPREHENSIVE INCOME (LOSS)

An analysis of the changes in Accumulated Other Comprehensive Income (Loss) for the periods ended March 31, 1999 and 2000, is as follows:

                                                            For the Three Months Ended           For the Three Months Ended
                                                                  March 31, 1999                        March 31, 2000
                                                          ----------------------------          ----------------------------
                                                                  Unrealized                            Unrealized
                                                                  Gains (Losses)                        Gains (Losses)
                                                                  on Securities                         on Securities
                                                          ==================================================================
                                                                                    (In Thousands)
Beginning balance..................................                $     (318)                           $   (6,098)
Current-period change..............................                       208                                (1,636)
                                                                  ------------                          ------------
Ending balance.....................................                $     (110)                           $   (7,734)
                                                                  ============                          ============

An analysis of the related tax effects allocated to Other Comprehensive Income
(Loss) is as follows:

                                                             For the Three Months Ended              For the Three Months Ended
                                                                   March 31, 1999                          March 31, 2000
                                                         ------------------------------------  ------------------------------------

                                                                         Tax                                    Tax
                                                         Before-tax   (Expense)   Net-of-Tax    Before-tax   (Expense)   Net-of-Tax
                                                           Amount      Benefit      Amount        Amount      Benefit      Amount
                                                         ==========================================================================
                                                                                        (In Thousands)
Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
      during period................................        $ 335      $ (127)       $ 208        $(2,639)     $ 1,003      $(1,636)
                                                         ====================================  ====================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

Fidelity Bankshares, Inc. (the "Company") is the parent company of Fidelity Federal Bank & Trust ("Fidelity Federal" or the "Bank"). The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market interest rates tends to be highly cyclical.

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

Recent Developments.

As previously reported, one of Palm Beach County's largest employers, Pratt & Whitney, has announced that it will be substantially closing its operations in Florida by September 2000. Of the estimated four thousand employees affected, approximately two thirds reside in Palm Beach County, while the remainder live in Martin County. Both counties are within the Bank's primary service area. Management is unable to estimate the effects on the Bank's operation, if any, as a result of Pratt & Whitney's plant closing.

On January 27, 2000, the Office of Thrift Supervision approved the Bank's application to exercise personal and employee benefit trust powers. As a result of this approval and in recognition of the Bank's expanding product lines, the Company's wholly-owned subsidiary changed its name on March 1, 2000, to Fidelity Federal Bank & Trust.

Other Comprehensive Income/Loss.

Accumulated Other Comprehensive Loss for the quarter ended March 31, 2000 increased by $1.6 million to $7.7 million. This increase was due to a decrease in the market value of Assets Available for Sale which resulted from an increase in market interest rates for these instruments. Accumulated Other Comprehensive Loss for the quarter ended March 31, 1999 decreased by $208,000, due to an increase in the market value of Assets Available for Sale which resulted from a modest decrease in market interest rates for these instruments.

Results of Operations.

Net income for the quarter ended March 31, 2000 was $3.0 million, representing an increase of $1.8 million compared to $1.2 million for the same period in 1999. The primary reasons for this increase, as more fully described later herein, was an increase in net interest income of $2.8 million and an increase in other income of $2.5 million. Partially offsetting these factors was an increase in operating expenses of $2.3 million and an increase in the provision for income taxes of $1.1 million.

Interest Income.

Interest income for the quarter ended March 31, 2000, totaled $30.5 million, representing an increase of $4.4 million or 17.0% compared to the same 1999 quarter. The primary reason for this increase was an increase in the Bank's interest income from loans of $4.3 million. This increase was primarily the result of an increase of 19.9% in the average balance of loans to $1.2 billion from $995.5 million for the period ended March 31, 2000 and 1999, respectively. Interest income from investment securities increased to $619,000 for the quarter ended March 31, 2000 from $321,000 for the 1999 quarter. This increase was due to an increase in the average balance of investment securities of $12.2 million and an increase in the average rate of such securities to 6.63% in 2000 from 5.10% in 1999. The Bank's interest income from mortgage-backed securities also increased by $138,000. This increase resulted from an increase in the average rate of mortgage-backed securities to 6.74% from 5.71% for the quarters ended March 31, 2000 and 1999, respectively. Partially offsetting these increases was a decrease in interest income from other investments of $270,000, which resulted from a decrease in the average balance on these investments to $34.0 million from $56.5 million for the quarters ended March 31, 2000 and 1999, respectively.

Interest Expense.

Interest expense for the quarter ended March 31, 2000, totaled $19.1 million, an increase of $1.7 million or 9.5% from the same quarter in 1999. The principal cause for this increase was an increase in interest expense on deposits of $2.5 million. This resulted from an increase in the average balance of deposits to $1.4 billion for the quarter ended March 31, 2000 compared to $1.1 billion for the same quarter in 1999. This increase was partially offset by a decrease in interest expense on borrowed funds of $794,000 caused primarily by a decrease in the average balance of such funds to $286.1 million from $338.4 million for the quarters ended March 31, 2000 and 1999, respectively.

Net Interest Income.

While the Bank's interest income increased by $4.4 million for the quarter ended March 31, 2000, compared to the same quarter in 1999, interest expense also increased by $1.7 million, resulting in net interest income of $11.4 million for the quarter ended March 31, 2000. This represents a $2.8 million or 32.0% increase in net interest income when compared to the same period in 1999.

Provision for Loan Losses.

The Bank's provision for loan losses increased by $167,000 to $201,000 for the quarter ended March 31, 2000 from $34,000 for the quarter ended March 31, 1999, principally as the result of increased originations of commercial real estate mortgages, consumer loans and commercial business loans. The Bank's total allowance for loan losses at March 31, 2000 of $3.8 million was deemed adequate by management, in light of the risks inherent in the Bank's loan portfolio. The Bank's ratio of non-performing loans to total loans was .20% and .29% at March 31, 2000 and 1999, respectively.

The financial statements of the Company are prepared in accordance with generally accepted accounting principles and, accordingly, allowances for loan losses are based on management's estimate of the fair value of collateral, as applicable, and the Bank's actual loss experience and standards applied by the OTS and FDIC. The Bank provides both general valuation allowances (for unspecified, potential losses) and specific valuation allowances (for known losses) in its loan portfolio. General valuation allowances are added to the Bank's capital for purposes of computing the Bank's regulatory risk-based capital. The Bank regularly reviews its loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. Since the Bank is increasing its production of commercial business loans and since such loans are deemed to have more credit risk than mortgage loans, the Bank's provision for loan losses is likely to increase in future periods.

Other Income.

Other income for the quarter ended March 31, 2000 was $4.3 million or $2.5 million more than the same quarter in 1999. This increase is due primarily to an increase of $2.5 million in other miscellaneous income, which resulted from the receipt of 142,133 shares of John Hancock Financial common stock, received pursuant to John Hancock's conversion from a mutual to a stock insurance company. The Bank received these shares as a result of owning various life insurance policies issued by John Hancock Financial. The shares will be classified as "Available for Sale" until sold. Also attributing to this increase in other income was an increase in service charges on deposit accounts to $845,000 from $715,000 and an increase in fees for other banking services to $614,000 from $523,000 for the quarters ended March 31, 2000 and 1999, respectively. These increases were slightly offset by a decrease in net gain on sale of loans, investments and mortgage-backed securities of $206,000 for the quarter ended March 31, 2000 compared to the same 1999 quarter.

Operating Expense.

Operating expenses were $10.7 million, representing a $2.3 million increase for the quarter ended March 31, 2000 when compared to $8.4 million for the quarter ended March 31, 1999. Employee compensation and benefits increased by $1.6 million. This increase, which includes normal salary increases, is due mainly to the hiring of additional personnel in connection with the Bank's continued branch expansion in 2000 as well as expansion of the Bank's commercial loan production capabilities. As a result, the Bank's full time equivalent personnel increased by 126 at March 31, 2000 to 547 compared to 421 at March 31, 1999. Occupancy and equipment costs increased by $409,000 due in part to increases in real estate tax assessments on the Bank's properties along with additional depreciation expenses relating to new computer equipment and new branch office facilities opened during 1999 and 2000. In addition, there was an increase in other operating expense of $324,000 and a decrease in gain on real estate owned of $50,000 for the quarters ended March 31, 2000 and 1999, respectively. These increases were only slightly offset by a decrease in marketing costs of $8,000 and a decrease in federal deposit insurance premiums of $91,000 for the quarter ended March 31, 2000 compared to 1999.

Income Taxes.

Provision for incomes taxes was $1.8 million for the quarter ended March 31, 2000 compared to $770,000 for the quarter ended March 31, 1999. This increase was attributable to a increase in income before provision for income taxes of $2.8 million to $4.8 million in 2000 from $2.0 million in 1999. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

Changes in Financial Condition.

The Company's assets increased by $80.5 million from December 31, 1999 to March 31, 2000. Net loans receivable increased by $58.0 million, while cash and investments increased by $19.4 million. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $2.0 million, while all other assets increased by $1.0 million. Funds for the increase in assets were provided primarily by an increase in the Bank's deposits of $78.0 million and an increase in advances from the FHLB of $3.1 million. The Company's equity at March 31, 2000 increased by $730,000 from December 31, 1999. This increase consisted of net income for the quarter of $3.0 million which was offset by dividends declared of $731,000 and also an increase in Accumulated Other Comprehensive Loss of $1.6 million.

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of March 31, 2000, the Company does not own any trading assets, other than $1.1 million of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At March 31, 2000, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

Asset and Liability Management-Interest Rate Sensitivity Analysis.

The majority of the Company's assets and liabilities are monetary in nature which subjects the Company to significant interest rate risk. As stated above, the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank and therefore virtually all of the Company's interest rate risk exposure lies at the Bank level.

The Bank monitors interest rate risk by various methods including analyzing changes in its Market Value of Portfolio Equity ("MVPE"). MVPE is generally defined as the difference between the market value of the Bank's assets and the market value of the Bank's liabilities. The Bank uses an internal model that generates estimates of the Bank's MVPE over a range of interest rate scenarios. The model calculates MVPE essentially by discounting the cash flows from the Bank's assets and liabilities to present value using current market rates and adjusting those discount rates accordingly for various interest rate scenarios.

The following table sets forth the Bank's estimated internal calculations of MVPE as of March 31, 2000.

               Changes in Rates            Net Market Value of Portfolio Equity
                 (Rate Shock)                 $ Amount      $ Change    % Change
           -------------------------       -------------------------------------

                   +200bp                      197,254      (47,780)     -19.5%
                   +100bp                      225,802      (19,232)      -7.8%
                     -0-                       245,034            -          -
                   -100bp                      256,413       11,379        4.6%
                   -200bp                      254,383        9,349        3.8%

In preparing the MVPE table above, the Bank has estimated prepayment rates for its loans ranging from 8% to 22% depending on interest rate scenario. These rates are management's best estimate based on prior repayment experience.

Decay rates for liabilities indicate an assumed annual rate at which an interest-bearing liability will be withdrawn in favor of an account with a more favorable interest rate. Decay rates have been assumed for demand deposits, NOW accounts, passbook and money market deposits. During 1999, the Bank contracted with a third party consultant to perform an analysis of its core deposit accounts. The purpose of this analysis was to obtain an estimate of the actual deposit balance trends over various interest rate scenarios in the Bank's previous five years and to use that data to provide a forecast of future balance trends over various interest rate scenarios. The following decay rates are based on this analysis.

                                                            6 Months      1 Year      3 Years      5 Years
                                                             Through     Through      Through      Through     Over 10
                                              0-6 Months     1 Year      3 Years      5 Years     10 Years      Years
                                             ----------------------------------------------------------------------------
     NOW accounts                                   .27%        .27%       1.54%        1.51%        3.75%      100.00%
     Passbook, club accounts                        .00%        .00%        .03%         .92%       10.63%      100.00%
     Money market deposit accounts                 6.49%       6.49%      29.49%       36.16%      100.00%      100.00%

The above assumptions are estimates of annual percentages based on remaining balances and while management believes these rates to be a reasonable analysis of future deposit trends based on past performance, they should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Bank in any given period. Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect how actual yields and costs respond to changes in market rates. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels may possibly deviate significantly from those assumed in calculating the above table. Management has also made estimates of fair value discount rates that it believes to be reasonable. However, due to the fact that there is no quoted market for many of the assets and liabilities, management has no definitive basis to determine whether the fair values presented would be indicative of the value negotiated in an actual sale.

Accordingly, while the above table provides an estimate of the Bank's interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on the Bank's MVPE and net interest income, as actual results may vary.

Under OTS risk-based capital regulations, savings associations are required to calculate the MVPE. These calculations are based upon data concerning interest-earning assets, interest-bearing liabilities and other rate sensitive assets and liabilities provided to the OTS on schedule CMR of the quarterly Thrift Financial Report. Commencing March 31, 1994, for purposes of measuring interest rate risk, the OTS began using the MVPE calculations which essentially discount the cash flows from an institution's assets and liabilities to present value, using current market rates. There are significant differences between the Bank's internal assumptions used to calculate the previously presented MVPE and those used by the OTS. For example, the Bank's internal decay rates for NOW, passbook and money market accounts produce an average expected life for these instruments of 17.93 years, 12.44 years and 4.15 years, respectively. The OTS standard assumptions for these same instruments at December 31, 1999 result in an expected average life of 2.8 years, 3.4 years and 1.4 years, respectively. Accordingly, the Bank's previously presented MVPE calculations are not representative of those which would be produced by the OTS.

The amendments to the risk-based capital regulations require institutions to hold additional risk-based capital in an amount equal to one-half the amount an institution's interest rate risk when it exceeds the normal amount of interest rate risk. Normal interest rate risk is defined as 2% of the MVPE at static interest rates. If, after applying a rate shock of 200 basis points ("bp") (one basis point equals .01%) of either a decline or increase in rates, the resultant negative change in MVPE exceeds 2% of MVPE at static interest rates, an institution is deemed to have excess interest rate risk. At March 31, 2000, the Bank was not required to hold additional risk-based capital for interest rate risk-purposes.

The Bank's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments. However, particularly in a low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. The Bank seeks to lengthen the maturities of its deposits by promoting longer-term certificates. The Bank does not solicit high-rate jumbo certificates or brokered funds.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 22.59% during the month of March 2000. Liquidity ratios averaged 23.07% for the quarter ended March 31, 2000. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $26.9 million at March 31, 2000. Other assets qualifying for liquidity at March 31, 2000, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $329.6 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2000, the Bank had $250.1 million in advances from the FHLB. At March 31, 2000, the Bank had commitments outstanding to originate or purchase loans of $84.1 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at March 31, 2000, totaled $704.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

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

                    Exhibit 27                           Financial Data Schedule

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                           FIDELITY BANKSHARES, INC.






Date:  May 10, 2000                 By:     /s/ Vince A. Elhilow
                                           ---------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer





Date:  May 10, 2000                 By:     /s/ Richard D. Aldred
                                           ----------------------
                                           Richard D. Aldred
                                           Executive Vice President
                                           Chief Financial Officer