Form 10-Q
period 2000-06-30
FIDELITY BANKSHARES INC
filed 2000-08-11
CIK 1028336

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20552
                             _____________________

                                   FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________________to___________________
                    Securities Exchange Act Number 0-29040

                           FIDELITY BANKSHARES, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                    65-0717085
------------------------------------         -----------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification Number)


              218 Datura Street, West Palm Beach, Florida  33401
              --------------------------------------------------

                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code:  (561) 659-9900


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 6,503,484 shares of the Registrant's common stock outstanding as of August 1, 2000.

                           FIDELITY BANKSHARES, INC.
                                     INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements.....................................   1

                 Consolidated Statements of Financial Condition as
                   of December 31, 1999 and June 30, 2000.................   2

                 Consolidated Statements of Operations for the three and
                   the six months ended June 30, 1999 and 2000............   3

                 Consolidated Statements of Comprehensive Operations for
                   the three and six months ended June 30, 1999 and 2000..   4

                 Consolidated Statements of Cash Flows for the six
                   months ended June 30, 1999 and 2000....................   5

                 Notes to Unaudited Consolidated Financial Statements.....   6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................  12

PART II. OTHER INFORMATION................................................  21

PART I.   FINANCIAL INFORMATION
          Item I.  Financial Statements

FIDELITY BANKSHARES, INC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                              Unaudited
                                                                             December 31       June 30,
                                                                                 1999            2000
                                                                         ====================================
                                                                          (In Thousands,  except share data)
ASSETS
CASH AND CASH EQUIVALENTS:
   Cash and amounts due from depository institutions.....................    $    41,736            $   48,321
   Interest-bearing deposits.............................................         19,065                52,329
                                                                             -----------            ----------
        Total cash and cash equivalents..................................         60,801               100,650
ASSETS AVAILABLE FOR SALE (At Fair Value):
   Government and agency securities, including municipal bonds...........         29,059                56,901
   Mortgage-backed and other securities..................................        336,212               312,520
   Corporate debt securities.............................................         38,959                38,740
   Equity securities.....................................................              -                 3,367
                                                                             -----------         -------------
        Total assets available for sale..................................        404,230               411,528
LOANS RECEIVABLE.........................................................      1,164,421             1,275,808
OFFICE PROPERTIES AND EQUIPMENT, Net.....................................         44,982                48,869
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market.........         13,354                16,492
REAL ESTATE OWNED, Net...................................................            775                    63
ACCRUED INTEREST RECEIVABLE..............................................          8,330                 9,899
DEFERRED INCOME TAX ASSET................................................          4,924                 5,350
OTHER ASSETS.............................................................         17,116                17,958
                                                                             -----------         -------------
TOTAL ASSETS.............................................................    $ 1,718,933         $   1,886,617
                                                                             ===========         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS.................................................................    $ 1,321,510          $  1,396,914
OTHER BORROWED FUNDS.....................................................         14,656                16,452
ADVANCES FROM FEDERAL HOME LOAN BANK.....................................        247,073               328,216
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE............................          4,010                13,127
DRAFTS PAYABLE...........................................................          6,533                 7,271
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
   JUNIOR SUBORDINATED DEBENTURES........................................         28,750                28,750
OTHER LIABILITIES........................................................         13,097                11,400
                                                                             -----------          ------------
   TOTAL LIABILITIES.....................................................      1,635,629             1,802,130
                                                                             ===========          ============

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued................              -                     -
COMMON STOCK ($ .10 par value) 8,200,000 shares authorized,
   6,834,463 shares outstanding at December 31, 1999, and
   6,841,053 shares outstanding at June 30, 2000.........................            683                   684
ADDITIONAL PAID-IN CAPITAL...............................................         40,937                41,113
RETAINED EARNINGS - substantially restricted.............................         57,343                60,598
TREASURY STOCK, at cost, 488,806 shares at December 31, 1999 and
   494,345 shares at June 30, 2000.......................................         (9,232)               (9,301)
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN..................           (329)                 (164)
ACCUMULATED OTHER COMPREHENSIVE LOSS.....................................         (6,098)               (8,443)
                                                                             -----------           -----------
   TOTAL STOCKHOLDERS' EQUITY............................................         83,304                84,487
                                                                             -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................    $ 1,718,933           $ 1,886,617
                                                                             ===========           ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                         Unaudited                Unaudited
                                                                          For the                  For the
                                                                    Three Months Ended         Six Months Ended
                                                                          June 30,                 June 30,
                                                                    1999          2000         1999        2000
                                                                   ====================       ===================
                                                                         (In Thousands, except share data)
Interest income:
    Loans......................................................  $  19,651   $   24,524    $  38,497    $  47,626
    Investment securities......................................        557          886          878        1,505
    Other investments..........................................        716          864        1,539        1,417
    Mortgage-backed and other securities.......................      6,046        6,327       12,110       12,529
                                                                 ---------   ----------    ---------   ----------
        Total interest income..................................     26,970       32,601       53,024       63,077
Interest expense:..............................................  ---------   ----------    ---------   ----------

    Deposits...................................................     12,301       15,426       24,568       30,150
    Advances from Federal Home Loan Bank and other borrowings..      5,296        5,342       10,455        9,707
                                                                 ---------   ----------    ---------   ----------
        Total interest expense.................................     17,597       20,768       35,023       39,857
                                                                 ---------   ----------    ---------   ----------

Net interest income............................................      9,373       11,833       18,001       23,220

Provision for loan losses......................................         73          364          107          565
                                                                 ---------   ----------    ---------   ----------
Net interest income after provision for loan losses............      9,300       11,469       17,894       22,655
                                                                 ---------   ----------    ---------   ----------
Other income:
   Service charges on deposit accounts.........................        755          957        1,470        1,802
   Fees for other banking services.............................        695        1,038        1,274        1,871
   Net gain on sale of loans, investments
        and mortgage-backed securities.........................         72           35          278           35
Miscellaneous..................................................        378          316          689        2,950
                                                                 ---------   ----------    ---------   ----------
        Total other income.....................................      1,900        2,346        3,711        6,658
Operating expense:.............................................  ---------   ----------    ---------   ----------

   Employee compensation and benefits..........................      4,997        6,507        9,738       12,827
   Occupancy and equipment.....................................      1,653        2,210        3,458        4,424
   Gain on real estate owned...................................        (25)         (79)        (125)        (129)
   Marketing...................................................        227          303          484          552
   Federal deposit insurance premium...........................        165           68          324          136
   Other.......................................................      1,689        1,934        3,245        3,814
                                                                 ---------   ----------    ---------   ----------
        Total operating expense................................      8,706       10,943       17,124       21,624
                                                                 ---------   ----------    ---------   ----------

Income before provision for income taxes.......................      2,494        2,872        4,481        7,689
                                                                 ---------   ----------    ---------   ----------
Provision for income taxes:
   Current.....................................................        860        1,033        1,550        1,770
   Deferred....................................................         97          106          177        1,211
                                                                 ---------   ----------    ---------   ----------
        Total provision for income taxes.......................        957        1,139        1,727        2,981
                                                                 ---------   ----------    ---------   ----------

Net income.....................................................  $   1,537   $    1,733    $   2,754   $    4,708
                                                                 =========   ==========    =========   ==========
Earnings per share:
   Basic.......................................................  $    0.24   $     0.27    $    0.43   $     0.73
                                                                 =========   ==========    =========   ==========
   Diluted.....................................................  $    0.24   $     0.27    $    0.42   $     0.72
                                                                 =========   ==========    =========   ==========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                      Unaudited                     Unaudited
                                                                       For the                       For the
                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                       June 30,
                                                                1999            2000           1999            2000
                                                               ========================     ===========================
                                                                   (In Thousands)                 (In Thousands)
Net income.................................................    $ 1,537        $ 1,733        $  2,754       $   4,708
Other comprehensive income (loss), net of tax:
  Unrealized losses on assets available for sale:
    Unrealized holding losses arising during period........     (2,298)          (709)         (2,090)         (2,345)
                                                               -------        -------        --------       ---------

Comprehensive income (loss)................................    $  (761)       $ 1,024        $    664       $   2,363
                                                               =======        =======        ========       =========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 1999 AND 2000
--------------------------------------------------------------------------------

                                                                                                             Unaudited
                                                                                                      For the Six Months Ended
                                                                                                              June 30,
                                                                                                      1999                2000
                                                                                                    =============================
                                                                                                            (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.....................................................................................     $   2,754           $   4,708
Adjustments to reconcile net income to net cash used for operating activities:
    Depreciation and amortization..............................................................         1,121               1,434
    ESOP and Recognition and Retention Plan compensation expense...............................           258                 221
    Accretion of discounts, amortization of premiums, and other deferred yield items...........         1,067                (464)
    Provision for loan losses and real estate losses...........................................           107                 565
    Provisions for (gains) losses and net (gains) losses on sales of real estate owned.........          (121)               (252)
    Gain on securities received from insurance carrier's demutualization.......................             -              (2,503)
    Net (gain) loss on sale of:
          Loans................................................................................          (273)                  -
          Corporate Bonds......................................................................            (5)                  -
          Equity securities....................................................................             -                 (35)
          Office property and equipment........................................................            63                  10
Increase in accrued interest receivable........................................................          (631)             (1,569)
Increase in other assets.......................................................................        (1,128)               (821)
Increase (decrease) in drafts payable..........................................................        (1,211)                738
Increase in deferred income tax asset..........................................................           159               1,233
Increase (decrease) in other liabilities.......................................................         1,264              (1,689)
                                                                                                    -----------------------------
          Net cash from operating activities...................................................         3,424               1,576
                                                                                                    -----------------------------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans..............................................       (91,595)            (95,929)
Principal payments received on mortgage-backed securities......................................        56,924              18,832
Purchases of:
    Loans......................................................................................       (14,946)            (15,310)
    Mortgage-backed and other securities.......................................................       (50,031)                  -
    Federal Home Loan Bank stock...............................................................             -              (4,638)
    Investment securities......................................................................       (23,006)            (30,112)
    Office properties and equipment............................................................        (5,414)             (5,863)
Proceeds from sales of:
    Loans......................................................................................        14,548                   -
    Federal Home Loan Bank stock...............................................................            98               1,500
    Corporate debt securities..................................................................         4,958                   -
    Real estate acquired in settlement of loans................................................         1,594                 910
    Equity securities..........................................................................             -                 121
    Office properties and equipment............................................................             -                 500
Proceeds from maturities of municipal bonds and government and agency securities...............         2,000               2,000
Other..........................................................................................           165                 203
                                                                                                    -----------------------------
          Net cash used for investing activities...............................................      (104,705)           (127,786)
                                                                                                    -----------------------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock...................................................           127                  61
Purchase of Treasury Stock.....................................................................        (1,980)                  -
Cash dividends.................................................................................        (2,331)             (1,462)
Net increase (decrease) in:
    NOW accounts, demand deposits, and savings accounts........................................        39,416              86,056
    Certificates of deposit....................................................................        57,070             (10,652)
    Advances from Federal Home Loan Bank.......................................................         6,141              81,143
    Other borrowed funds.......................................................................         1,762               1,796
    Advances by borrowers for taxes and insurance..............................................         8,930               9,117
                                                                                                    -----------------------------
          Net cash from financing activities...................................................       109,135             166,059
                                                                                                    -----------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS......................................................         7,854              39,849
CASH AND CASH EQUIVALENTS, Beginning of period.................................................        60,026              60,801
                                                                                                    -----------------------------
CASH AND CASH EQUIVALENTS, End of period.......................................................     $  67,880           $ 100,650
                                                                                                    =============================


    See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.   GENERAL

The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Bank & Trust (the "Bank") conform to generally accepted accounting principles and to predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 1999 Annual Report on Form 10-K.

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company"s management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2000 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time of adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after July 1, 2000 and, accordingly, would apply to the Company beginning on January 1, 2001. The Company plans to adopt the standard at that time and does not presently intend to reclassify securities between categories. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 133 is not expected to have a material impact on the Company"s financial statements.

In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. As stated in the previous paragraph, the Company has not engaged in derivative and hedging activities covered by this standard and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 138 is not expected to have a material impact on the Company"s financial statements.

Certain amounts in the financial statements have been reclassified to conform with the June 30, 2000 presentation.

2.   LOANS RECEIVABLE

Loans receivable at December 31, 1999 and June 30, 2000, consist of the following:

                                                                                       December 31,              June 30,
                                                                                         1999                    2000
                                                                                ==========================================
                                                                                             (In Thousands)
One-to-four single family, residential real
 estate mortgages...........................................................          $   925,384             $   986,283
Commercial real estate mortgages............................................              118,262                 128,812
Real estate construction-primarily residential..............................               63,589                  74,691
Land loans-primarily residential............................................                9,763                  13,620
                                                                                ------------------      ------------------
        Total first mortgage loans..........................................            1,116,998               1,203,406
Consumer loans..............................................................               60,281                  74,015
Commercial business loans...................................................               94,157                 115,251
                                                                                ------------------      ------------------
        Total gross loans...................................................            1,271,436               1,392,672
Less:
        Undisbursed portion of loans in process.............................              106,232                 115,729
        Unearned discounts, premiums and deferred loan fees, net............               (2,826)                 (2,982)
        Allowance for loan losses...........................................                3,609                  4,117
                                                                                ------------------      ------------------
Loans receivable-net........................................................         $  1,164,421            $  1,275,808
                                                                                ==================      ==================

3.   ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 1999 and the three and six months ended June 30, 1999 and 2000, is as follows:

                                                For the Year            For the Three Months             For the Six Months
                                                  Ended                        Ended                            Ended
                                               December 31,                   June 30,                        June 30,
                                                  1999                 1999             2000            1999            2000
                                              ============         ==============================================================
                                                                                            (In Thousands)
Balance at beginning of period...............    $  3,226             $ 3,201          $ 3,765         $ 3,226         $ 3,609
Current provision............................         463                  73              364             107             565
Charge-offs (recoveries)-net.................         (80)                (22)             (12)            (81)            (57)
                                              ------------         ----------------------------     ----------------------------
Ending balance................................   $  3,609             $ 3,252          $ 4,117         $ 3,252        $  4,117
                                              ============         ============================     =============================

An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                  December 31, 1999                June 30, 2000
                                                             ===========================================================
                                                                 Loan         Related          Loan          Related
                                                                Balance      Allowance        Balance       Allowance
                                                             -----------------------------------------------------------
                                                                                     (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loans losses.........        $   569         $    101           $   361         $   241
Loans without related allowance for loan losses.......          3,726                -             2,945               -
                                                            ---------       ----------        ----------       ---------
    Total.............................................        $ 4,295         $    101           $ 3,306         $   241
                                                            =========       ==========        ==========       =========


The Bank"s policy on interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent and cease accruing interest thereafter. Such interest ultimately collected is credited to income in the period of recovery.

4. REGULATORY CAPITAL
The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:


                                                                                                                  To be Considered
                                                                                     Minimum  For                 Well Capitalized
                                                                                   Capital Adequacy            For Prompt Corrective
                                                                Actual                 Purposes                  Action Provisions
                                                        ----------------------------------------------------------------------------
                                                            Ratio       Amount        Ratio         Amount        Ratio      Amount
                                                        ----------------------------------------------------------------------------
As of December 31, 1999 Stockholders' Equity
   and ratio to total assets..............................   6 5%    $   110,972
                                                             ====

Net unrealized decrease in market value of assets
available for sale (net of applicable income taxes).......                 6,098

Goodwill..................................................                (2,758)
Disallowed servicing assets and deferred tax assets.......                   (52)
                                                                     -----------
Tangible capital and ratio to adjusted total assets.......    6.6%   $   114,260       1.5%         $ 25,867
                                                             ====    ===========       ===          ========
Tier 1 (core) capital and ratio to adjusted
  total assets............................................    6 6%   $   114,260       3 0%         $ 51,734      5.0%     $ 86,224
                                                             ====    ===========       ===          ========      ===      ========
Tier 1 (core) capital and ratio to risk-weighted
  total assets............................................   11.9%   $   114,260       4.0%         $ 38,397      6.0%     $ 57,595
                                                             ====                      ===          ========      ===      ========

Allowable Tier 2 capital:
  General loan valuation allowances.......................                 2,797
  Equity investments......................................                     -
                                                                     -----------
  Total risk-based capital and ratio to risk-weighted
      total assets........................................   12.2%   $   117,057       8.0%         $ 76,794     10.0%     $ 95,992
                                                             ====    ===========       ===          ========     ====      ========

Total assets..............................................           $ 1,717,452
                                                                     ===========

Adjusted total assets.....................................           $ 1,724,478
                                                                     ===========

Risk-weighted assets......................................           $   959,923
                                                                     ===========

As of June 30, 2000 Stockholders' Equity
      and ratio to total assets...........................   5.9%   $   111,722
                                                             ====

Net unrealized decrease in market value of assets
available for sale (net of applicable income taxes).......                 8,442

Goodwill..................................................                (2,629)
Disallowed servicing assets and deferred tax assets.......                   (45)
                                                                     -----------
Tangible capital and ratio to adjusted total assets.......    6.2%   $   117,490       1.5%         $ 28,464
                                                             ====    ===========       ===          ========
Tier 1 (core) capital and ratio to adjusted
      total assets........................................   6.2%   $   117,490       3.0%         $ 56,928      5.0%     $ 94,880
                                                             ====    ===========       ===          ========      ===      ========
Tier 1 (core) capital and ratio to risk-weighted
      total assets........................................   11.0%   $   117,490       4.0%         $ 42,779      6.0%     $ 64,168
                                                             ====                      ===          ========      ===      ========

Allowable Tier 2 capital:
General loan valuation allowances.........................                 3,551
Unrealized gains on available for sale equity securities..                   951
Equity investments........................................                (3,553)
                                                                    ============
Total risk-based capital and ratio to risk-weighted
      total assets........................................   11.1%   $   118,439       8.0%         $ 85,558     10.0%     $106,947
                                                             ====    ===========       ===          ========     ====      ========
Total assets..............................................           $ 1,886,426
                                                                    ============

Adjusted total assets.....................................           $ 1,897,592
                                                                    ============

Risk-weighted assets......................................           $ 1,069,471
                                                                    ============

5.  EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP) and stock options for the three months ended June 30, 1999 and 2000, are as follows:

                                             For the Three Months Ended                         For the Three Months Ended
                                                     June 30, 1999                                        June 30, 2000
                                    ----------------------------------------------    ----------------------------------------
                                      Income            Shares          Per-Share       Income            Shares      Per-share
                                     Numerator        Denominator         Amount       Numerator        Denominator      Amount
                                    ==============================================    =========================================
Net income.......................    $1,537,000                                        $1,733,000
                                     ==========                                        ==========
Basic EPS:
Income available to
  common stockholders............    $1,537,000      6,416,468           $    0.24     $1,733,000      6,476,589      $    0.27
                                     ==========                          =========     ==========                     =========
Effect of diluted shares:
  Common stock options...........                       62,227                                            46,104
                                                     ---------                                         ---------
Diluted EPS:
Income available to
  common stockholders............    $1,537,000      6,478,695           $    0.24     $1,733,000      6,522,693      $    0.27
                                     ==========      =========           =========     ==========      =========      =========


The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP) and stock options for the six months ended June 30, 1999 and 2000, are as follows:


                                                        For the Six Months Ended              For the Three Months Ended
                                                           June 30, 1999                            June 30, 2000
                               --------------------------------------------------- ------------------------------------------------
                                  Income                Shares          Per-Share          Income        Shares         Per-Share
                                 Numerator            Denominator        Amount          Numerator    Denominator        Amount
                               ====================================================================================================
Net income.                    $ 2,754,000                                             $  4,708,000
                               ===========                                             ============
Basic EPS:

Income available to
 common stockholders          $  2,754,000        6,423,129         $    0.43          $  4,708,000      6,471,024      $    0.73
                              ============                          =========          ============                     =========
Effect of diluted shares:
  Common stock options                               67,778                                                 43,954
                                                  ---------                                             ----------
Diluted EPS:
Income available to
common stockholders            $  2,754,000       6,490,907          $   0.42          $  4,708,000      6,514,978      $    0.72
                               ============       =========          ========          ============      =========      =========




Pursuant to Statement of Position (SOP), 93-6, entitled "Employers' Accounting
for Employee Stock Ownership Plans," issued by the Accounting   Standards
Executive Committee of the American Institute of Certified Public Accountants (AICPA), ESOP shares that have not been committed to be released are not considered to be outstanding.

6.  OTHER COMPREHENSIVE INCOME (LOSS)

An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended June 30, 1999 and 2000, is as follows:

                                                   For the Three Months Ended           For the Six Months Ended
                                                             June 30,                           June 30,
                                                      1999             2000               1999            2000
                                                   --------------------------          --------------------------
                                                           Unrealized                          Unrealized
                                                              Losses                              Losses
                                                          on Securities                       on Securities
                                                   ==============================================================
                                                                              (In Thousands)
Beginning balance.........................         $      (110)     $   (7,734)        $     (318)      $  (6,098)
Current-period change.....................              (2,298)           (709)            (2,090)         (2,345)
                                                   -----------      ----------         ----------       ---------
Ending balance............................         $    (2,408)     $   (8,443)        $   (2,408)      $  (8,443)
                                                   ===========      ==========         ==========       =========

An analysis of the related tax effects allocated to Other Comprehensive Loss is as follows:

                                                                For the Three Months Ended           For the Three Months Ended
                                                                       June 30, 1999                        June 30, 2000
                                                             --------------------------------     --------------------------------
                                                             Before-tax    Tax     Net-of-Tax     Before-tax    Tax     Net-of-Tax
                                                               Amount     Benefit    Amount          Amount   Benefit     Amount
                                                             =====================================================================
                                                                                         (In Thousands)
Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
    during period.........................................   $  (3,701)  $  1,406   $  (2,295)      $  (1,366)   $  657    $  (709)
  Less: reclassification adjustments for gains
    realized in net income................................          (5)         2          (3)              -         -          -
                                                             --------------------------------       ------------------------------
Other comprehensive income (loss).........................   $  (3,706)  $  1,408   $  (2,298)      $  (1,366)   $  657    $  (709)
                                                             ================================       ==============================

                                                                  For the Six Months Ended              For the Six Months Ended
                                                                       June 30, 1999                         June 30, 2000
                                                             --------------------------------      --------------------------------
                                                             Before-tax    Tax     Net-of-Tax      Before-tax    Tax     Net-of-Tax
                                                               Amount     Benefit    Amount          Amount     Benefit    Amount
                                                             ======================================================================
                                                                                         (In Thousands)
Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
    during period........................................    $  (3,366)  $  1,279   $  (2,087)      $  (4,005)  $ 1,660  $  (2,345)
  Less: reclassification adjustments for gains
    realized in net income...............................           (5)         2          (3)              -         -
                                                             --------------------------------       ------------------------------
Other comprehensive income (loss)........................    $  (3,371)  $  1,281   $  (2,090)      $  (4,005)  $ 1,660  $  (2,345)
                                                             ================================       ==============================

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

Other Comprehensive Income/Loss.

Accumulated Other Comprehensive Loss for the six months ended June 30, 2000 increased by $2.3 million to $8.4 million. This increase was due to a decrease in the market value of Assets Available for Sale which resulted from an increase in market interest rates for comparable instruments. Accumulated Other Comprehensive Loss for the six months ended June 30, 1999 increased by $2.1 million, due to an decrease in the market value of Assets Available for Sale which resulted from an increase in market interest rates for comparable instruments.

Accumulated Other Comprehensive Loss for the quarter ended June 30, 2000 increased by $709,000. This increase resulted from a decrease in the market value of Assets Available for Sale which was caused by an increase in market interest rates for comparable instruments. Accumulated Other Comprehensive Loss for the quarter ended June 30, 1999 increased by $2.3, due to a decrease in the market value of Assets Available for Sale which was caused by an increase in market interest rates for comparable instruments.

Results of Operations.

Net income for the six months ended June 30, 2000 was $4.7 million, representing an increase of $1.9 million compared to $2.8 million for the same period in 1999. The primary reasons for this increase, as more fully described later herein, was an increase in net interest income of $5.2 million and an increase in other income of $2.9 million. Offsetting these factors was an increase in the provision for loan losses of $458,000, an increase in operating expenses of $4.5 million and an increase in the provision for income taxes of $1.3 million.

Net income for the quarter ended June 30, 2000 was $1.7 million, representing an increase of $196,000 compared to $1.5 million for the same period in 1999. The primary reasons for this increase, as more fully described later herein, was an increase in net interest income of $2.5 million and an increase in other income of $446,000. These amounts were offset by an increase in the provision for loan losses of $291,000, an increase in operating expenses of $2.2 million and an increase in the provision for income taxes of $182,000.

Interest Income.

Interest income for the six months ended June 30, 2000, totaled $63.1 million, representing an increase of $10.1 million or 19.0% compared to the same period in 1999. The primary reason for this increase was an increase in the Bank's interest income from loans of $9.1 million. This increase was primarily the result of an increase of 19.9% in the average balance of loans to $1.2 billion from $1.0 billion for the periods ended June 30, 2000 and 1999, respectively. Interest income from investment securities increased to $1.5 million for the six months ended June 30, 2000 from $878,000 for the 1999 period. This increase was due to an increase in the average balance of investment securities of $12.9 million and an increase in the average rate of such securities to 6.81% in 2000 from 5.62% in 1999. The Bank's interest income from mortgage-backed and other securities also increased by $419,000. This increase, which resulted from an increase in the average rate of mortgage-backed and other securities to 6.91% from 5.72% for the six months ended June 30, 2000 and 1999, respectively was driven by the Banks investment in adjustable rate securities, which repriced upward in reaction to the general increase in market interest rate. Partially offsetting these increases was a decrease in interest income from other investments of $122,000, which resulted from a decrease in the average balance of these investments to $43.7 million from $51.8 million for the six months ended June 30, 2000 and 1999, respectively.

Interest income for the quarter ended June 30, 2000, totaled $32.6 million, representing an increase of $5.6 million or 20.9% compared to the same 1999 quarter. The primary reason for this increase was an increase in the Bank's interest income from loans of $4.9 million. This increase was primarily the result of an increase of 20.2% in the average balance of loans to $1.2 billion from $1.0 billion for the quarter ended June 30, 2000 and 1999, respectively. Interest income from investment securities increased to $886,000 for the quarter ended June 30, 2000 from $557,000 for the 1999 quarter. This increase was due to an increase in the average balance of investment securities of $12.4 million and an increase in the average rate of such securities to 6.85% in 2000 from 5.66% in 1999. The Bank's interest income from mortgage-backed and other securities also increased by $281,000. This increase resulted from an increase in the average rate of mortgage-backed and other securities to 7.09% from 5.76% for the quarters ended June 30, 2000 and 1999, respectively. This increase in rate was the result of the Banks adjustable rate securities repricing upward with the general increase in market interest rates. Interest income also increased on other investments by $148,000 to $864,000 for the quarter ended June 30, 2000 from $716,000 for the same quarter in 1999.

Interest Expense.

Interest expense for the six months ended June 30, 2000, totaled $40.0 million, an increase of $4.8 million or 13.8% from the same quarter in 1999. The principal cause for this increase was an increase in interest expense on deposits of $5.6 million. This resulted from an increase in the average balance of deposits to $1.4 billion for the six months ended June 30, 2000 compared to $1.2 billion for the same quarter in 1999. The increase in the average balance of deposits has occurred primarily as a result of opening the additional branches mentioned previously. The increase in interest expense on deposits was partially offset by a decrease in interest expense on borrowed funds of $748,000 caused primarily by a decrease in the average balance of such funds to $312.9 million from $342.3 million for the six months ended June 30, 2000 and 1999, respectively.

Interest expense for the quarter ended June 30, 2000, totaled $20.8 million, an increase of $3.2 million or 18.0% from the same quarter in 1999. The principal cause for this increase was an increase in interest expense on deposits of $3.1 million. This resulted from an increase in the average balance of deposits to $1.4 billion for the quarter ended June 30, 2000 compared to $1.2 billion for the same quarter in 1999 as a result of opening additional branches. Interest expense on borrowed funds also increased by $46,000 caused primarily by an increase in the average cost of such funds to 6.38% for the quarter ended June 30, 2000 from 6.14% for the comparable 1999 quarter.

Net Interest Income.

While the Bank's interest income increased by $10.1 million for the six months ended June 30, 2000, compared to the same period in 1999, interest expense also increased by $4.8 million, resulting in net interest income of $23.2 million for the six months ended June 30, 2000. This represents a $5.2 million or 29.0% increase in net interest income when compared to the same period in 1999.

During the quarter ended June 30, 2000, the Bank's interest income increased by $5.6 million compared to the same quarter in 1999, while interest expense increased by $3.2 million, resulting in net interest income of $11.8 million for the quarter ended June 30, 2000, $2.5 million or 26.2% more than realized in 1999.

Provision for Loan Losses.

The Bank's provision for loan losses increased by $458,000 to $565,000 for the six months ended June 30, 2000 from $107,000 for the six months ended June 30, 1999, principally as the result of the increased credit risk associated with increased originations of commercial real estate mortgages, consumer loans and commercial business loans. The Bank's total allowance for loan losses at June 30, 2000 of $4.1 million was deemed adequate by management, in light of the risks inherent in the Bank's loan portfolio. The Bank's ratio of non-performing loans to total loans was .17% and .19% at June 30, 2000 and 1999, respectively.

The provision for loan losses was $364,000 for the quarter ended June 30, 2000, compared to $73,000 for the quarter ended June 30, 1999 the increase, again principally as a result of increased production of consumer and commercial loans. The provision for the quarter ended June 30, 2000 is deemed adequate by management in light of the risks inherent in the Bank's loan portfolio.

The financial statements of the Company are prepared in accordance with generally accepted accounting principles and, accordingly, allowances for loan losses are based on management's estimate of the fair value of collateral, as applicable, and the Bank's actual loss experience and standards applied by the OTS and FDIC. The Bank provides both general valuation allowances (for unspecified, potential losses) and specific valuation allowances (for known losses) in its loan portfolio. General valuation allowances are added to the Bank's capital for purposes of computing the Bank's regulatory risk-based capital. The Bank regularly reviews its loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. Since the Bank is increasing its production of commercial business loans and commercial real estate mortgages and since such loans are deemed to have more credit risk than residential mortgage loans, the Bank's provision for loan losses is likely to increase in future periods.

Other Income.

Other income for the six months ended June 30, 2000 was $6.7 million or $2.9 million more than the same period in 1999. This increase is due primarily to an increase of $2.6 million in other miscellaneous income, which resulted primarily from the receipt of 147,232 shares of John Hancock Financial common stock, received pursuant to John Hancock's conversion from a mutual to a stock insurance company. The Bank received these shares as a result of owning various life insurance policies issued by John Hancock Financial. The shares will be classified as "Available for Sale" until sold. Also attributing to this increase in other income was an increase in service charges on deposit accounts to $1.8 million from $1.5 million. The Bank also increased its fees for other banking services to $1.9 million from $1.3 million for the six months ended June 30, 2000 and 1999, respectively. The main increase in fees for other banking services resulted from insurance and annuity sales which increased by $460,000 from the same period last year. These increases were slightly offset by a decrease in net gain on sale of loans, investments and mortgage-backed securities of $243,000 for the six months ended June 30, 2000 compared to the same 1999 period.

Other income for the quarter ended June 30, 2000 was $2.3 million, an increase of $446,000 compared to the same quarter in 1999. This increase is principally due to increases in service charges on deposit accounts of $202,000 and fees for other banking services of $343,000. These increases were slightly offset by a decrease in net gain on sale of loans, investments and mortgage-backed securities of $37,000 for the quarter ended June 30, 2000 compared to the same quarter in 1999. Of the $343,000 increase in fees for other banking services, $224,000 came as a result of increased sales of insurance and annuity products compared to the prior year.

Operating Expense.

Operating expenses for the six months ended June 30, 2000 include the operation of nine additional full service offices which were not in existence during the same period in 1999. Operating expenses were $21.6 million, representing a $4.5 million increase for the six months ended June 30, 2000 when compared to $17.1 million for the six months ended June 30, 1999. Employee compensation and benefits increased by $3.1 million. This increase, which includes normal salary increases, is due mainly to the hiring of additional personnel in connection with the Bank's branch expansion in 1999 and 2000 but also includes expansion of the Bank's commercial loan production capabilities. As a result, the Bank's full time equivalent personnel increased by 93 at June 30, 2000 to 553 compared to 460 at June 30, 1999. Occupancy and equipment costs increased by $966,000 due in part to increases in real estate tax assessments on the Bank's properties along with additional depreciation expenses relating to new computer equipment and new branch office facilities opened during 1999 and 2000. In addition, there were increases in marketing costs of $68,000 and other operating expense of $569,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in other operating cost consists in part of increases in postage and stationary of $185,000 compared to prior year dealing with the Bank's name change and stocking new branches with supplies. Armored car expense increased for the six months by $79,000 also due to additional branches. Also, telephone costs increased by approximately $96,000 due to additional branches and expansion of the Bank's downtown operations center. These increases were only slightly offset by an increase in gain on real estate owned of $4,000 and a decrease in federal deposit insurance premiums of $188,000 for the six months ended June 30, 2000 compared to 1999.

During the quarter ended June 30, 2000, operating expenses include those of nine new full service offices which were not in existence during the same period in 1999. Operating expenses increased by $2.2 million to $10.9 million for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Employee compensation and benefits increased by $1.5 million. This increase as stated above, is due largely to the hiring of additional personnel in connection with the Bank's branch expansion in 1999 and 2000 but also includes expansion of the Bank's commercial loan production capabilities. Occupancy and equipment costs increased by $557,000 due in part, as explained above, to additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase were increases in marketing costs of $76,000 and other operating expense of $245,000 for the quarter ended June 30, 2000 compared to 1999. Partially offsetting these increases was an increase in gain on real estate owed of $54,000 and a decrease in federal deposit insurance premiums of $97,000.

Income Taxes.

Provision for incomes taxes was $3.0 million for the six months ended June 30, 2000 compared to $1.7 million for the six months ended June 30, 1999. This increase was attributable to a increase in income before provision for income taxes of $3.2 million to $7.7 million in 2000 from $4.5 million in 1999. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income. The income tax provision was $1.1 million for the quarter ended June 30, 2000 compared to $957,000 for the quarter ended June 30, 1999. These expenses approximate the rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Changes in Financial Condition.

The Company's assets increased by $167.7 million to almost $1.9 billion at June 30, 2000 compared to December 31, 1999. Net loans receivable increased by $111.4 million, while cash and assets available for sale increased by $43.8 million. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $3.9 million, while all other assets increased by $8.6 million. Funds for the increase in assets were provided primarily by an increase in the Bank's deposits of $75.4 million and an increase in advances from the FHLB of $81.1 million, together with increases in other liabilities, principally advances by borrowers for taxes and insurance, of $10.0 million The Company's equity at June 30, 2000 increased by $1.2 million from December 31, 1999. This increase consisted of net income for the six months of $4.7 million which was offset by dividends declared of $1.5 million and also an increase in Accumulated Other Comprehensive Loss of $2.3 million.

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of June 30, 2000, the Company does not own any trading assets, other than $1.0 million of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At June 30, 2000, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The following table sets forth the Bank's estimated internal calculations of MVPE as of June 30, 2000.

          Changes in Rates                                Net Market Value of Portfolio Equity
            (Rate Shock)                                 $ Amount       $ Change       % Change
          ----------------                               --------------------------------------
             + 200bp                                      173,140        (44,028)        (20.3%)
             + 100bp                                      200,855        (16,313)         (7.5%)
             -0-                                          217,168              -             -
             -100bp                                       226,255          9,087           4.2%
             -200bp                                       227,365         10,197           4.7%

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

                                                             6 Months    1 Year   3 Years    5 Years
                                                              Through   Through   Through    Through   Over 10
                                                0-6 Months    1 Year    3 Years   5 Years   10 Years    Years
                                                ---------------------------------------------------------------
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

Under OTS risk-based capital regulations, savings associations are required to calculate the MVPE. These calculations are based upon data concerning interest-earning assets, interest-bearing liabilities and other rate sensitive assets and liabilities provided to the OTS on schedule CMR of the quarterly Thrift Financial Report. Commencing March 31, 1994, for purposes of measuring interest rate risk, the OTS began using the MVPE calculations which essentially discount the cash flows from an institution's assets and liabilities to present value, using current market rates. There are significant differences between the Bank's internal assumptions used to calculate the previously presented MVPE and those used by the OTS. For example, the Bank's internal decay rates for NOW, passbook and money market accounts produce an average expected life for these instruments of 17.93 years, 12.44 years and 4.15 years, respectively. The OTS standard assumptions for these same instruments at March 31, 2000 result in an expected average life of 2.7 years, 3.4 years and 1.4 years, respectively. Accordingly, the Bank's previously presented MVPE calculations are not representative of those which would be produced by the OTS.

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

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 29.36% during the month of June 2000. Liquidity ratios averaged 25.23% for the quarter ended June 30, 2000. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $52.3 million at June 30, 2000. Other assets qualifying for liquidity at June 30, 2000, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $384.2 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2000, the Bank had $328.2 million in advances from the FHLB. At June 30, 2000, the Bank had commitments outstanding to originate or purchase loans of $95.8 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2000, totaled $698.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

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

In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. As stated in the previous paragraph, the Company has not engaged in derivative and hedging activities covered by this standard and does not expect to do so in the foreseeable future. Accordingly, SFAS No. 138 is not expected to have a material impact on the Company's financial statements.

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


Item 4    Submission of Matters to a Vote of Security Holders

          On April 18, 2000, several matters were submitted to the security holders, in connection with the Company's annual meeting of stockholders, all of which were set forth in the Company's proxy materials. The result of such votes are as follows:

          Ballot No. 1
          ------------

               The election of Vince A. Elhilow and Dr. Donald E. Warren to serve as director for a term of three years or until their successors have been elected and qualified.

                                            For            Withheld
                                            ---            --------

          Vince A. Elhilow                6,359,894         19,825
          Donald E. Warren                6,359,564         20,155

          Ballot No. 2
          ------------

               The ratification of the appointment of Deloitte & Touche LLP, as auditors for the Company for the fiscal year ended December 31, 2000.

                                         For       Against      Abstain
                                         ---       -------      -------

          Number of Votes             6,364,421     9,466         5,832

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

          Exhibit 27

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                                       FIDELITY BANKSHARES, INC.



Date:  August 11, 2000                      By: /s/Vince A. Elhilow
                                                -------------------
                                                Vince A. Elhilow
                                                President and Chief Executive
                                                Officer



Date:  August 11, 2000                      By: /s/Richard D. Aldred
                                                --------------------
                                                Richard D. Aldred
                                                Executive Vice President
                                                Chief Financial Officer