Form 10-Q
period 2000-09-30
FIDELITY BANKSHARES INC
filed 2000-11-13
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ___________________to___________________
                                      Securities Exchange Act Number 0-29040

                            FIDELITY BANKSHARES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          65-0717085
-----------------------------                  --------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification Number)

                218 Datura Street, West Palm Beach, Florida 33401
                 ----------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 6,843,584 shares of the Registrant's common stock outstanding as of November 1, 2000.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements...................................................1

        Consolidated Statements of Financial Condition as of
            December 31, 1999 and September 30, 2000...........................2

        Consolidated Statements of Operations for the three and the nine months ended September 30, 1999 and 2000..................................3

        Consolidated Statements of Comprehensive Operations for the three and nine months ended September 30, 1999 and 2000......................4

        Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1999 and 2000........................................5

        Notes to Unaudited Consolidated Financial Statements...................6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................12

PART II.  OTHER INFORMATION...................................................21

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------------------------------------------------------------------------------------


                                                                                                            Unaudited
                                                                             December 31,                 September 30,
                                                                                 1999                         2000
                                                                      ===================================================
                                                                                  (In Thousands, except share data)
ASSETS
CASH AND CASH EQUIVALENTS:
      Cash and amounts due from depository institutions..........                       $   41,736               $  47,027
      Interest-bearing deposits..................................                           19,065                   3,917
                                                                                   ---------------             -----------
           Total cash and cash equivalents.......................                           60,801                  50,944
ASSETS AVAILABLE FOR SALE (At Fair Value):
      Government and agency securities, including municipal bonds.                          29,059                  81,533
      Mortgage-backed and other securities........................                         336,212                 304,201
      Corporate debt securities...................................                          38,959                  38,431
      Equity securities...........................................                               -                   1,344
                                                                                   ---------------             -----------
           Total assets available for sale........................                         404,230                 425,509
LOANS RECEIVABLE..................................................                       1,164,421               1,328,192
OFFICE PROPERTIES AND EQUIPMENT, Net .............................                          44,982                  50,181
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..                          13,354                  16,492
REAL ESTATE OWNED, Net............................................                             775                       -
ACCRUED INTEREST RECEIVABLE.......................................                           8,330                   9,853
DEFERRED INCOME TAX ASSET.........................................                           4,924                   4,542
OTHER ASSETS......................................................                          17,116                  19,137
                                                                                   ---------------             -----------
TOTAL ASSETS......................................................                     $ 1,718,933              $1,904,850
                                                                                   ===============             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES DEPOSITS................. ............................                      $1,321,510              $1,412,433
OTHER BORROWED FUNDS..............................................                          14,656                  16,763
ADVANCES FROM FEDERAL HOME LOAN BANK..............................                         247,073                 326,289
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.....................                           4,010                  18,037
DRAFTS PAYABLE....................................................                           6,533                   5,450
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
      JUNIOR SUBORDINATED DEBENTURES..............................                          28,750                  28,750
OTHER LIABILITIES.................................................                          13,097                  10,257
                                                                                   ---------------             -----------
      TOTAL LIABILITIES...........................................                       1,635,629               1,817,979
                                                                                   ---------------             -----------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued.........                               -                       -
COMMONSTOCK ($.10 par value) 8,200,000 shares authorized,
      6,834,463 shares outstanding at December 31, 1999, and
      6,843,584 shares outstanding at September 30, 2000..........                             683                     684
ADDITIONAL PAID-IN CAPITAL........................................                          40,937                  41,054
RETAINED EARNINGS - substantially restricted......................                          57,343                  61,702
TREASURY STOCK, at cost, 488,806 shares at December 31, 1999 and
      478,586 shares at September 30, 2000........................                          (9,232)                 (9,146)
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN...........                            (329)                    (82)
ACCUMULATED OTHER COMPREHENSIVE LOSS..............................                          (6,098)                 (7,341)
                                                                                   ---------------             -----------
      TOTAL STOCKHOLDERS' EQUITY..................................                          83,304                  86,871
                                                                                   ---------------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................                     $ 1,718,933              $1,904,850
                                                                                   ===============             ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------

                                                                          Unaudited                    Unaudited
                                                                           For the                      For the
                                                                      Three Months Ended           Nine Months Ended
                                                                         September 30,                September 30,
                                                                     1999          2000           1999          2000
                                                                   ========================    =========================
                                                                              (In Thousands, except share data)
Interest income:
    Loans.....................................................       $20,986       $25,877        $59,483       $73,503
    Investment securities.....................................           613         1,349          1,491         2,854
    Other investments.........................................           839           965          2,378         2,382
    Mortgage-backed and other securities......................         6,184         6,255         18,294        18,784
                                                                  ----------   -----------    -----------   -----------
         Total interest income................................        28,622        34,446         81,646        97,523
                                                                  ----------   -----------    -----------   -----------
Interest expense:
    Deposits..................................................        13,169        16,539         37,737        46,689
    Advances from Federal Home Loan Bank and other borrowings.         5,346         6,100         15,801        15,807
                                                                  ----------   -----------    -----------   -----------
         Total interest expense...............................        18,515        22,639         53,538        62,496
                                                                  ----------   -----------    -----------   -----------

Net interest income...........................................        10,107        11,807         28,108        35,027

Provision for loan losses.....................................           161           363            268           928
                                                                  ----------   -----------    -----------   -----------

Net interest income after provision for loan losses...........         9,946        11,444         27,840        34,099
                                                                  ----------   -----------    -----------   -----------
Other income:
    Service charges on deposit accounts.......................           844         1,068          2,314         2,870
    Fees for other banking services...........................           726         1,101          2,000         2,972
    Net gain on sale of loans, investments
         and mortgage-backed securities.......................            64           623            342           658
    Miscellaneous.............................................           278           191            967         3,141
                                                                  ----------   -----------    -----------   -----------
         Total other income...................................         1,912         2,983          5,623         9,641
                                                                  ----------   -----------    -----------   -----------
Operating expense:
    Employee compensation and benefits........................         5,443         6,906         15,181        19,734
    Occupancy and equipment...................................         1,762         2,185          5,220         6,608
    (Gain) loss on real estate owned).........................           (67)            3           (192)         (126)
    Marketing.................................................           229           265            713           817
    Federal deposit insurance premium.........................           168            71            492           207
    Other.....................................................         1,664         2,034          4,909         5,848
                                                                  ----------   -----------    -----------   -----------
         Total operating expense..............................         9,199        11,464         26,323        33,088
                                                                  ----------   -----------    -----------   -----------

Income before provision for income taxes......................         2,659         2,963          7,140        10,652
                                                                  ----------   -----------    -----------   -----------
Provision for income taxes:
    Current...................................................           916         1,012          2,466         2,782
    Deferred..................................................           103           104            280         1,315
                                                                  ----------   -----------    -----------   -----------
         Total provision for income taxes.....................         1,019         1,116          2,746         4,097
                                                                  ----------   -----------    -----------   -----------

Net income....................................................       $ 1,640       $ 1,847         $4,394        $6,555
                                                                  ==========   ===========    ===========   ===========
Earnings per share:
    Basic.....................................................         $0.25         $0.28          $0.68         $1.01
                                                                  ==========   ===========    ===========   ===========
    Diluted...................................................         $0.25         $0.28          $0.68         $1.00
                                                                  ==========   ===========    ===========   ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
------------------------------------------------------------------------------------------------------------------------


                                                                         Unaudited                     Unaudited
                                                                          For the                       For the
                                                                      Three Months Ended            Nine Months Ended
                                                                        September 30,                 September 30,
                                                                    1999          2000            1999          2000
                                                                  ========================     =========================
                                                                         (In Thousands)              (In Thousands)

Net income.......................................................    $1,640        $1,847          $4,394        $6,555
Other comprehensive income (losses) gains, net of tax:
    Unrealized losses on assets available for sale:
      Unrealized holding (losses) gains arising during period....    (1,651)        1,102          (3,741)       (1,243)
                                                                  ----------    ----------     -----------   -----------

Comprehensive income (loss).....................................       $(11)       $2,949            $653        $5,312
                                                                  ==========    ==========     ===========   ===========


See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 2000
------------------------------------------------------------------------------------------------------------------
                                                                                                Unaudited
                                                                                           For the Nine Months
                                                                                                  Ended
                                                                                              September 30,
                                                                                             1999        2000
                                                                                         =========================
                                                                                              (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income......................................................................             $  4,394    $  6,555

Adjustments to reconcile net income to net cash used for
(provided by) operating activities:
        Depreciation and amortization...........................................                1,689       2,181
        ESOP and Recognition and Retention Plan compensation expense............                  380         377
        Accretion of discounts, amortization of premiums, and other
        deferred yield items....................................................                1,352        (989)
        Provision for loan losses and real estate losses........................                  268         928
        Provisions for (gains) losses and net (gains) losses on sales
        of real estate owned....................................................                 (214)       (151)
        Gain on securities received from insurance carrier's demutualization....                    -      (2,503)
        Net (gain) loss on sale of:
            Loans...............................................................                 (273)          -
            Corporate Bonds.....................................................                   (5)          -
            Mortgage-backed securities..........................................                  (65)          -
            Equity securities...................................................                    -        (658)
            Office properties and equipment.....................................                   66          77
Increase in accrued interest receivable.........................................                 (810)     (1,523)
Increase in other assets........................................................               (2,805)        (36)
Decrease in drafts payable......................................................               (5,121)     (1,083)
Increase in deferred income tax asset...........................................                  653       2,745
Increase (decrease) in other liabilities........................................                   65      (2,821)
                                                                                         -------------------------
            Net cash used for (provided by) operating activities................                 (426)       3,099
                                                                                         -------------------------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans...............................             (137,069)    (142,316)
Principal payments received on mortgage-backed securities.......................               77,718       29,294
Purchases of:
        Loans...................................................................              (21,005)     (21,101)
        Mortgage-backed and other securities....................................              (57,286)           -
        Federal Home Loan Bank stock............................................                    -       (4,638)
        Investment securities...................................................              (40,839)     (65,112)
        Office properties and equipment.........................................               (8,162)     (8,034)
Proceeds from sales of:
        Loans...................................................................               14,548           -
        Federal Home Loan Bank stock............................................                  540       1,500
        Corporate debt securities...............................................                4,958           -
        Mortgage-backed securities..............................................                  696           -
        Real estate acquired in settlement of loans.............................                1,833         894
        Office properties and equipment.........................................                    -         500
Proceeds from maturities of municipal bonds and government and agency securities                8,455      12,240
Cash used to purchase Florida Consolidated Agency,
        net of cash received relating to purchase...............................                 (175)          -
Other...........................................................................                  403        (346)
                                                                                         -------------------------
            Net cash used for investing activities..............................             (155,385)   (197,119)
                                                                                         -------------------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock....................................                  274          84
Purchase of Treasury Stock......................................................               (1,906)          -
Cash dividends..................................................................               (3,050)     (2,194)
Net increase (decrease) in:
        NOW accounts, demand deposits, and savings accounts.....................               68,826      95,019
        Certificates of deposit.................................................               89,041      (4,096)
        Advances from Federal Home Loan Bank....................................                 (788)      79,216
        Other borrowed funds....................................................                4,744       2,107
        Advances by borrowers for taxes and insurance...........................               13,389      14,027
                                                                                         -------------------------
            Net cash provided by financing activities...........................              170,530     184,163
                                                                                         -------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................               14,719     (9,857)
CASH AND CASH EQUIVALENTS, Beginning of period..................................               60,026      60,801
                                                                                         -------------------------
CASH AND CASH EQUIVALENTS, End of period........................................             $ 74,745    $ 50,944
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

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2000 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

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

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect adoption of this standard to have a material effect on the Company's consolidated financial statements.

Certain amounts in the financial statements have been reclassified to conform with the September 30, 2000 presentation.

2.   LOANS RECEIVABLE
Loans receivable at December 31, 1999 and September 30, 2000, consist of the following:

                                                                                 December 31,    September 30,
                                                                                     1999            2000
                                                                                 ==============================
                                                                                        (In Thousands)

    One-to-four single family, residential real estate
    mortgages ..........................................................           $ 925,384     $ 1,012,572
    Commercial real estate mortgages ...................................             118,262         130,696
    Real estate construction-primarily residential .....................              63,589          78,844
    Land loans-primarily residential ...................................               9,763          14,061
    Total first mortgage loans .........................................           1,116,998       1,236,173
    Consumer loans .....................................................              60,281          78,821
    Commercial business loans ..........................................              94,157         132,047
    Total gross loans ..................................................           1,271,436       1,447,041
    Less:
    Undisbursed portion of loans in process ............................             106,232         117,431
    Unearned discounts, premiums and deferred loan
    fees, net..........................................................              (2,826)          (3,048)
    Allowance for loan losses ..........................................               3,609           4,466
    Loans receivable-net ...............................................          $1,164,421     $ 1,328,192

3.   ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 1999 and the three and nine months ended September 30, 1999 and 2000, is as follows:

                                               For the Year               For the Three Months             For the Nine Months
                                                   Ended                        Ended                            Ended
                                               December 31,                 September 30,                      September 30,
                                                   1999                1999                2000            1999             2000
                                             ================== ====================================================================
                                                                                             (In Thousands)


Balance at beginning of period...........         $   3,226            $  3,252         $  4,117        $  3,226         $  3,609
Current provision........................               463                 161              363             268              928
Charge-offs (recoveries)-net.............               (80)                  5              (14)            (76)             (71)
                                             ------------------ ------------------------------------   -----------------------------
Ending balance...........................         $   3,609            $  3,418         $  4,466        $  3,418         $  4,466
                                             ================== ====================================   =============================

An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                         December 31, 1999           September 30, 2000
                                                               ================================================================
                                                                  Loan            Related            Loan           Related
                                                                 Balance         Allowance          Balance        Allowance
                                                               ----------------------------------------------------------------
                                                                                         (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loans losses.............        $  569            $ 101             $ 369        $ 209
Loans without related allowance for loan losses...........         3,726                -             4,991           -
                                                           -------------    -------------     -------------   -------------

     Total................................................      $ 4,295            $ 101            $ 5,360        $ 209
                                                           ==============================     =============================


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

4.   REGULATORY CAPITAL
The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                        Minimum for              Well Capitalized
                                                                                      Capital Adequacy         for Prompt Corrective
                                                                Actual                    Purposes               Action Provisions
                                                        ----------------------------------------------------------------------------
                                                         Ratio        Amount         Ratio        Amount        Ratio        Amount
                                                        ----------------------------------------------------------------------------
                                                                                             (Dollars In Thousands)

As of December 31, 1999 Stockholders' Equity
     and ratio to total assets.............................6.5%     $ 110,972
                                                        ========

Net unrealized decrease in market value of assets
     available for sale (net of applicable
     income taxes).........................................             6,098
Goodwill...................................................            (2,758)
Disallowed servicing assets and deferred tax assets........               (52)
                                                                  ----------------
Tangible capital and ratio to adjusted total assets........6.6%     $ 114,260          1.5%       $25,867
                                                        ========  ================  =========  =============
Tier 1 (core) capital and ratio to adjusted
     total assets..........................................6.6%     $ 114,260          3.0%       $51,734        5.0%        $86,224
                                                        ========  ================  =========  =============   =========  ==========
Tier 1 (core) capital and ratio to risk-weighted
     total assets.........................................11.9%     $ 114,260          4.0%       $38,397        6.0%        $57,595
                                                        ========                    =========  =============   =========  ==========

Allowable Tier 2 capital:
     General loan valuation allowances....................              2,797
     Equity investments...................................                  -
                                                                  ----------------
     Total risk-based capital and ratio to risk-weighted
          total assets....................................12.2%     $ 117,057          8.0%       $76,794        10.0%       $95,992
                                                        ========  ================  =========  =============   =========  ==========

Total assets.............................................          $1,717,452
                                                                  ================

Adjusted total assets....................................          $1,724,478
                                                                  ================

Risk-weighted assets.....................................           $ 959,923
                                                                  ================

As of September 30, 2000 Stockholders' Equity
     and ratio to total assets.............................6.0%     $ 114,605
                                                        ========

Net unrealized decrease in market value of assets
     available for sale (net of applicable
     income taxes).......................................               7,341
Goodwill.................................................              (2,567)
Disallowed servicing assets and deferred tax assets......                 (41)
                                                                  ----------------
Tangible capital and ratio to adjusted total assets........6.2%     $ 119,338          1.5%       $28,695
                                                        ========  ================  =========  =============
Tier 1 (core) capital and ratio to adjusted
     total assets..........................................6.2%     $ 119,338          3.0%       $57,391         5.0%       $95,651
                                                        ========  ================  =========  =============   =========  ==========
Tier 1 (core) capital and ratio to risk-weighted
     total assets.........................................10.9%     $.119,338          4.0%       $43,994         6.0%       $65,991
                                                        ========                    =========  =============   =========  ==========

Allowable Tier 2 capital:
     General loan valuation allowances....................              3,961
     Unrealized gains on available for sale equity
     securities...........................................                222
     Equity investments...................................               (850)
                                                                  ----------------
     Total risk-based capital and ratio to
     risk-weighted total assets...........................11.2%     $ 122,671          8.0%      $ 87,988        10.0%     $109,984
                                                        ========  ================  =========  =============   =========  ==========

Total assets.............................................          $1,903,599
                                                                  ================

Adjusted total assets.....................................         $1,913,025
                                                                  ================

Risk-weighted assets......................................         $1,099,844
                                                                  ================

5.   EARNINGS PER SHARE
The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP) and stock options for the three months ended September 30, 1999 and 2000, are as follows:

                                             For the Three Months Ended                        For the Three Months Ended
                                                 September 30, 1999                                September 30, 2000
                               ------------------------------------------------  ------------------------------------------------
                                   Income             Shares        Per-Share        Income            Shares         Per-Share
                                  Numerator        Denominator        Amount        Numerator        Denominator        Amount
                               ================================================  ================================================

Net income                     $ 1,640,000                                       $ 1,847,000
                               ===========                                       ===========
Basic EPS:
Income available to
   common stockholders         $ 1,640,000         6,438,175        $ 0.25       $ 1,847,000        6,487,805         $ 0.28
                               ===========                          ======       ===========                          ======
Effect of diluted shares:
    Common stock options                              55,116                                           53,794
                                                  ----------                                        ---------
Diluted EPS:
Income available to
    common stockholders        $ 1,640,000         6,493,291        $ 0.25       $ 1,847,000        6,541,599         $ 0.28
                               ===========         =========        ======       ===========        =========         ======

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's ESOP and stock options for the nine months ended September 30, 1999 and 2000, are as follows:

                                             For the Nine Months Ended                         For the Nine Months Ended
                                              September 30, 1999                                   September 30, 2000
                               ------------------------------------------------     ------------------------------------------------
                                   Income             Shares         Per-Share          Income            Shares         Per-Share
                                  Numerator        Denominator        Amount           Numerator        Denominator        Amount
                               ================================================     ================================================

Net income                       $ 4,394,000                                          $ 6,555,000
                                 ===========                                          ===========
Basic EPS:
Income available to
   common stockholders            $ 4,394,000         6,428,200        $ 0.68          $ 6,555,000        6,476,715        $ 1.01
                                  ===========                          ======          ===========                         ======
Effect of diluted shares:
    Common stock options                                 58,208                                              46,921
                                                     ----------                                           ---------

Diluted EPS:
Income available to
    common stockholders          $ 4,394,000         6,486,408        $ 0.68          $ 6,555,000           6,523,636      $ 1.00
                                 ===========         =========        ======          ===========           =========      ======


Pursuant to Statement of Position, 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, ESOP shares that have not been committed to be released are not considered to be outstanding.

6.   OTHER COMPREHENSIVE INCOME (LOSS)
An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended September 30, 1999 and 2000, is as follows:

                                                    For the Three Months Ended       For the Nine Months Ended
                                                        September 30,                       September 30,
                                                     1999           2000                1999            2000
                                                  --------------------------         ---------------------------
                                                           Unrealized                         Unrealized
                                                             Losses                             Losses
                                                         on Securities                       on Securities
                                                  ==============================================================
                                                                              (In Thousands)

Beginning balance..........................        $ (2,408)       $ (8,443)            $ (318)       $ (6,098)
Current-period change......................          (1,651)          1,102             (3,741)         (1,243)
                                                  -----------     ----------         -----------     -----------
Ending balance.............................        $ (4,059)       $ (7,341)          $ (4,059)       $ (7,341)
                                                  ===========     ==========         ===========     ===========


An analysis of the related tax effects allocated to Other Comprehensive Loss is as follows:

                                                             For the Three Months Ended        For the Three Months Ended
                                                                 September 30, 1999                 September 30, 2000
                                                      -----------------------------------    -----------------------------------
                                                      Before-tax      Tax     Net-of-Tax     Before-tax      Tax     Net-of-Tax
                                                        Amount      Benefit     Amount         Amount      Benefit     Amount
                                                      ==========================================================================
                                                                                         (In Thousands)
Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
      during period................................. $ (2,598)      $  987  $ (1,611)         $ 2,465    $  (962)    $ 1,503

  Less: reclassification adjustment for gains
      realized in net income........................      (65)          25       (40)           (658)         257      (401)
                                                      -----------------------------------    -----------------------------------
Other comprehensive income (loss)................... $ (2,663)     $ 1,012  $ (1,651)         $ 1,807    $  (705)    $ 1,102
                                                      ===================================    ===================================

                                                             For the Nine Months Ended           For the Nine Months Ended
                                                               September 30, 1999                     September 30, 2000
                                                      -----------------------------------    -----------------------------------

                                                      Before-tax      Tax     Net-of-Tax     Before-tax      Tax     Net-of-Tax
                                                        Amount      Benefit     Amount         Amount      Benefit     Amount
                                                      ==========================================================================
                                                                                         (In Thousands)
Unrealized gain (loss) on assets available for
sale:
  Unrealized holding gains (losses) arising
      during period................................. $ (5,964)     $ 2,266  $ (3,698)       $ (1,380)      $  538   $  (842)

  Less: reclassification adjustment for gains
      realized in net income........................      (70)          27       (43)           (658)         257      (401)
                                                      -----------------------------------    -----------------------------------
Other comprehensive loss............................ $ (6,034)     $ 2,293  $ (3,741)       $ (2,038)      $  795  $ (1,243)
                                                      ===================================    ===================================

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

Other Comprehensive Income/Loss.

Accumulated Other Comprehensive Loss for the nine months ended September 30, 2000 increased by $1.2 million to $7.3 million. This increase was due to a decrease in the market value of Assets Available for Sale which resulted from an increase in market interest rates for comparable instruments. Accumulated Other Comprehensive Loss for the nine months ended September 30, 1999 increased by $3.7 million to $4.1 million, due to an decrease in the market value of Assets Available for Sale which resulted from an increase in market interest rates for comparable instruments.

Accumulated Other Comprehensive Loss for the quarter ended September 30, 2000 decreased by $1.1 million. This decrease in the loss resulted from an increase in the market value of Assets Available for Sale which was caused by a decrease in market interest rates for comparable instruments. Accumulated Other Comprehensive Loss for the quarter ended September 30, 1999 increased by $1.7 million, due to a decrease in the market value of Assets Available for Sale which was caused by an increase in market interest rates for comparable instruments.

Results of Operations.

Net income for the nine months ended September 30, 2000 was $6.6 million, representing an increase of $2.2 million compared to $4.4 million for the same period in 1999. The primary reasons for this increase, as more fully described later herein, was an increase in net interest income of $6.9 million and an increase in other income of $4.0 million. Offsetting these factors was an increase in the provision for loan losses of $660,000, an increase in operating expenses of $6.8 million and an increase in the provision for income taxes of $1.4 million.

Net income for the quarter ended September 30, 2000 was $1.8 million, representing an increase of $207,000 compared to $1.6 million for the same period in 1999. The primary reasons for this increase, as more fully described later herein, was an increase in net interest income of $1.7 million and an increase in other income of $1.2 million. These amounts were offset by an increase in the provision for loan losses of $202,000, an increase in operating expenses of $2.3 million and an increase in the provision for income taxes of $97,000.

Interest Income.

Interest income for the nine months ended September 30, 2000, totaled $97.5 million, representing an increase of $15.9 million or 19.4% compared to the same period in 1999. The primary reason for this increase was an increase in the Bank's interest income from loans of $14.0 million. This increase was primarily the result of an increase of 19.5% in the average balance of loans to $1.2 billion from $1.0 billion for the periods ended September 30, 2000 and 1999, respectively. Interest income from investment securities increased to $2.9 million for the nine months ended September 30, 2000 from $1.5 million for the 1999 period. This increase was due to an increase in the average balance of investment securities of $21.0 million and an increase in the average rate of such securities to 6.88% in 2000 from 5.79% in 1999. The Bank's interest income from mortgage-backed and other securities also increased by $490,000. This increase, which resulted from an increase in the average yield of mortgage-backed and other securities to 7.01% from 5.82% for the nine months ended September 30, 2000 and 1999, respectively was driven by the Banks investment in adjustable rate securities, which repriced upward in reaction to the general increase in market interest rate.

Interest income for the quarter ended September 30, 2000, totaled $34.4 million, representing an increase of $5.8 million or 20.3% compared to the same 1999 quarter. The primary reason for this increase was an increase in the Bank's interest income from loans of $4.9 million. This increase was primarily the result of an increase of 18.7% in the average balance of loans to $1.3 billion from $1.1 billion for the quarter ended September 30, 2000 and 1999, respectively. Interest income from investment securities increased to $1.3 million for the quarter ended September 30, 2000 from $613,000 for the 1999 quarter. This increase was due to an increase in the average balance of investment securities of $34.2 million and an increase in the average yield of such securities to 7.17% in 2000 from 5.97% in 1999. The Bank's interest income from mortgage-backed and other securities also increased by $71,000. This increase resulted from an increase in the average yield of mortgage-backed and other securities to 7.21% from 6.03% for the quarters ended September 30, 2000 and 1999, respectively. This increase in yield was the result of the Banks adjustable rate securities repricing upward with the general increase in market interest rates. Interest income also increased on other investments by $126,000 to $965,000 for the quarter ended September 30, 2000 from $839,000 for the same quarter in 1999.

Interest Expense.

Interest expense for the nine months ended September 30, 2000, totaled $62.5 million, an increase of $9.0 million or 16.7% from the same quarter in 1999. The principal cause for this increase was an increase in interest expense on deposits of $9.0 million. This resulted from an increase in the average balance of deposits to $1.4 billion for the nine months ended September 30, 2000 compared to $1.2 billion for the same quarter in 1999. The increase in the average balance of deposits has occurred primarily as a result of opening additional branches. Interest expense on borrowed funds also increased by $6,000.

Interest expense for the quarter ended September 30, 2000, totaled $22.6 million, an increase of $4.1 million or 22.3% from the same quarter in 1999. The principal cause for this increase was an increase in interest expense on deposits of $3.4 million. This resulted from an increase in the average balance of deposits to $1.4 billion for the quarter ended September 30, 2000 compared to $1.2 billion for the same quarter in 1999 as a result of opening additional branches. Interest expense on borrowed funds also increased by $754,000 caused primarily by an increase in the average balance of such funds to $373.0 million from $346.0 million and an increase in the average cost to 6.54% for the quarter ended September 30, 2000 from 6.18% for the comparable 1999 quarter.

Net Interest Income.

While the Bank's interest income increased by $15.9 million for the nine months ended September 30, 2000, compared to the same period in 1999, interest expense also increased by $9.0 million, resulting in net interest income of $35.0 million for the nine months ended September 30, 2000. This represents a $6.9 million or 24.6% increase in net interest income when compared to the same period in 1999.

During the quarter ended September 30, 2000, the Bank's interest income increased by $5.8 million compared to the same quarter in 1999, while interest expense increased by $4.1 million, resulting in net interest income of $11.8 million for the quarter ended September 30, 2000, $1.7 million or 16.8% more than realized in 1999.

Provision for Loan Losses.

The Bank's provision for loan losses increased by $660,000 to $928,000 for the nine months ended September 30, 2000 from $268,000 for the nine months ended September 30, 1999, principally as the result of the increased credit risk associated with increased originations of commercial real estate mortgages, consumer loans and commercial business loans. The Bank's total allowance for loan losses at September 30, 2000 of $4.5 million was deemed adequate by management, in light of the risks inherent in the Bank's loan portfolio. The Bank's ratio of non-performing loans to total loans was .29% and .19% at September 30, 2000 and 1999, respectively.

The provision for loan losses was $363,000 for the quarter ended September 30, 2000, compared to $161,000 for the quarter ended September 30, 1999 the increase, again principally as a result of increased production of consumer and commercial loans. The provision for the quarter ended September 30, 2000 is deemed adequate by management in light of the risks inherent in the Bank's loan portfolio.

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

Other Income.

Other income for the nine months ended September 30, 2000 was $9.6 million or $4.0 million more than the same period in 1999. This increase is due in part to an increase of $2.2 million in other miscellaneous income, which resulted primarily from the receipt of 147,232 shares of John Hancock Financial common stock, valued at $17.00 per share, received pursuant to John Hancock's conversion from a mutual to a stock insurance company. The Bank received these shares as a result of owning various life insurance policies issued by John Hancock Financial. Also attributing to this increase in other income was an increase in service charges on deposit accounts to $2.9 million from $2.3 million. The Bank also increased its fees for other banking services to $3.0 million from $2.0 million for the nine months ended September 30, 2000 and 1999, respectively. The main reason for the increase in fees for other banking services resulted from insurance and annuity sales which increased by $614,000 from the same period last year. Net gain on sale of loans, investments and mortgage-backed securities also increased by $316,000 to $658,000 for the nine months ended September 30, 2000 compared to the same 1999 period due to the sale of 97,232 shares of John Hancock Financial Stock referred to above resulting in a profit of $658,000.

Other income for the quarter ended September 30, 2000 was $3.0 million, an increase of $1.1 million compared to the same quarter in 1999. This increase is principally due to increases in net gain on sale of loans, investments and mortgage-backed securities of $559,000 due to a profit of $623,000 on the sale of 92,133 shares of John Hancock Financial stock referred to above and fees for other banking services of $375,000. Also attributing to this increase was an increase in service charges on deposit accounts of $224,000. These increases were slightly offset by a decrease in other miscellaneous income of $87,000 for the quarter ended September 30, 2000 compared to the same quarter in 1999. Of the $375,000 increase in fees for other banking services, $227,000 came as a result of increased sales of insurance and annuity products compared to the prior year.

Operating Expense.

Operating expenses for the nine months ended September 30, 2000 include the operation of seven additional full service offices which were not in existence during the same period in 1999. Operating expenses were $33.1 million, representing a $6.8 million increase for the nine months ended September 30, 2000 when compared to $26.3 million for the nine months ended September 30, 1999. Employee compensation and benefits increased by $4.6 million. This increase, which includes normal salary increases, is due mainly to the hiring of additional personnel in connection with the Bank's branch expansion in 1999 and 2000 but also includes expansion of the Bank's commercial loan production capabilities. As a result, the Bank's full time equivalent personnel increased by 58 at September 30, 2000 to 553 compared to 495 at September 30, 1999. Health care cost also contributed to the increase in employee compensation being $434,000 greater for the nine months ended September 30, 2000 compared to the same period in 1999. Occupancy and equipment costs increased by $1.4 million due in part to increases in real estate tax assessments on the Bank's properties along with additional depreciation expenses relating to new computer equipment and new branch office facilities opened during 1999 and 2000. In addition, there were increases in marketing costs of $104,000 and other operating expense of $939,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in other operating cost consists in part of increases in postage and stationary of $340,000 compared to prior year dealing with the Bank's name change and stocking new branches with supplies. Armored car expense increased for the nine months by $115,000 also due to additional branches. Also, telephone costs increased by approximately $136,000 due to additional branches and expansion of the Bank's downtown operations center. Also attributing to this increase was a decrease in gain on real estate owned of $66,000. These increases were only slightly offset by a decrease in federal deposit insurance premiums of $285,000 for the nine months ended September 30, 2000 compared to 1999.

Operating expenses increased by $2.3 million to $11.5 million for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. Employee compensation and benefits increased by $1.5 million. This increase as stated above, is due largely to the hiring of additional personnel in connection with the Bank's branch expansion in 1999 and 2000 but also includes expansion of the Bank's commercial loan production capabilities along with an increase in health care cost of $276,000 compared to prior year.

Occupancy and equipment costs increased by $423,000 due in part, as explained above, to additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase were an increase in marketing costs of $36,000, a decrease of $70,000 in gain on real estate owned and an increase in other operating expense of $370,000 for the quarter ended September 30, 2000 compared to 1999. Partially offsetting these increases was a decrease in federal deposit insurance premiums of $97,000.

Income Taxes.

Provision for income taxes was $4.1 million for the nine months ended September 30, 2000 compared to $2.7 million for the nine months ended September 30, 1999. This increase was attributable to an increase in income before provision for income taxes of $3.5 million to $10.7 million in 2000 from $7.1 million in 1999. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

The income tax provision was $1.1 million for the quarter ended September 30, 2000 compared to $1.0 million for the quarter ended September 30, 1999. These expenses approximate the rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Changes in Financial Condition.

The Company's assets increased by $185.9 million to $1.9 billion at September 30, 2000 compared to December 31, 1999. Net loans receivable increased by $163.8 million, while cash and assets available for sale increased by $11.4 million. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $5.2 million, while all other assets increased by $5.5 million. Funds for the increase in assets were provided primarily by an increase in the Bank's deposits of $90.9 million and an increase in advances from the FHLB of $79.2 million, together with increases in other liabilities, principally advances by borrowers for taxes and insurance, of $12.2 million The Company's equity at September 30, 2000 increased by $3.6 million from December 31, 1999. This increase primarily consisted of net income for the nine months of $6.6 million which was offset by dividends declared of $2.3 million and also an increase in Accumulated Other Comprehensive Loss of $1.2 million.

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of September 30, 2000, the Company does not own any trading assets, other than $1.1 million of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At September 30, 2000, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The following table sets forth the Bank's estimated internal calculations of MVPE as of September 30, 2000.

    Changes in Rates                      Net Market Value of Portfolio Equity
      (Rate Shock)                          $ Amount     $ Change     % Change
--------------------------               ---------------------------------------

   +200bp                                      166,532    (61,326)      (26.9%)

   +100bp                                      202,988    (24,870)       (10.9%)

     -0-                                       227,858          -            -

   -100bp
                                               243,275     15,417         6.8%
   -200bp
                                                245,411      17,553       7.7%

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

Under OTS risk-based capital regulations, savings associations are required to calculate the MVPE. These calculations are based upon data concerning interest-earning assets, interest-bearing liabilities and other rate sensitive assets and liabilities provided to the OTS on schedule CMR of the quarterly Thrift Financial Report. Commencing March 31, 1994, for purposes of measuring interest rate risk, the OTS began using the MVPE calculations which essentially discount the cash flows from an institution's assets and liabilities to present value, using current market rates. There are significant differences between the Bank's internal assumptions used to calculate the previously presented MVPE and those used by the OTS. For example, the Bank's internal decay rates for NOW, passbook and money market accounts produce an average expected life for these instruments of 17.93 years, 12.44 years and 4.15 years, respectively. The OTS standard assumptions for these same instruments at June 30, 2000 result in an expected average life of 2.7 years, 3.5 years and 1.3 years, respectively. Accordingly, the Bank's previously presented MVPE calculations are not representative of those which would be produced by the OTS.

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

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 25.55% during the month of September 2000. Liquidity ratios averaged 28.06% for the quarter ended September 30, 2000. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $3.9 million at September 30, 2000. Other assets qualifying for liquidity at September 30, 2000, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home

Loan Mortgage Corporation, were $352.0 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2000, the Bank had $326.3 million in advances from the FHLB. At September 30, 2000, the Bank had commitments outstanding to originate or purchase loans of $97.8 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at September 30, 2000, totaled $739.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

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

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect adoption of this standard to have a material effect on the Company's consolidated financial statements.

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



                                                FIDELITY BANKSHARES, INC.






Date:  November 8, 2000                 By:     /S/Vince A. Elhilow
                                                --------------------------------
                                                Vince A. Elhilow
                                                President and Chief Executive
Officer





Date:  November  8, 2000                By:     /S/Richard D. Aldred
                                                --------------------------------
                                                Richard D. Aldred
                                                Executive Vice President
                                                Chief Financial Officer