Form 10-K405
period 2000-12-31
FIDELITY BANKSHARES INC
filed 2001-03-23
CIK 1028336

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the Fiscal Year Ended December 31, 2000

                                         OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transaction period from ________________ to ______________________

                         Commission File Number: 0-29040
                                                 -------

                           FIDELITY BANKSHARES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     65-0717085
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

218 Datura Street, West Palm Beach, Florida                           33401
-------------------------------------------                           -----
 (Address of Principal Executive Offices)                           (Zip Code)

                                 (561) 659-9900
                ---------------------------------------------------
                (Registrant's Telephone Number including area code)

            Securities Registered Pursuant to Section 12(b) of the Act:

                                        None
            -----------------------------------------------------------
            Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

      As of March 2, 2001, there were issued and outstanding 6,495,768 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 2, 2001 ($26.032) was $63,351,996.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2000 (Parts II and IV).

2.    Proxy Statement for the 2001 Annual Meeting of Stockholders (Parts I and
      III).

                                     PART I

ITEM 1. BUSINESS

Fidelity Bankshares, Inc.

      Fidelity Bankshares, Inc. is a Delaware corporation which, in January 1997, became the mid-tier stock holding company parent of Fidelity Federal Bank and Trust. At December 31, 2000, the only significant asset of Fidelity Bankshares, Inc. was its ownership of all of the outstanding stock of Fidelity Federal Bank and Trust. In 1997, we acquired BankBoynton, a Federal Savings Bank. At the time the acquisition was completed, we acquired approximately $55.0 million of assets and assumed $41.7 million of deposits from BankBoynton. We did not retain any of BankBoynton's branches. In 1998, we sold $28.8 million of cumulative trust preferred securities through Fidelity Capital Trust I, a special purpose subsidiary of Fidelity Bankshares, Inc. The cumulative trust preferred securities have a yield of 8.375% and are scheduled to mature on January 31, 2028. In the event of a conversion and related stock offering, the cumulative trust preferred securities may be redeemed in whole, but not in part, prior to January 31, 2003, in which case, holders of the cumulative trust preferred securities will receive the accrued but unpaid interest to the date fixed for redemption plus 107% of the principal amount. In the event the cumulative trust preferred securities are redeemed in whole or in part after January 31, 2003, holders will receive accrued and unpaid interest to the date fixed for redemption plus 100% of the principal amount. We do not intend to redeem the cumulative trust preferred securities immediately following the conversion and offering. The additional capital raised through the cumulative trust preferred stock issuance provided additional capital to support our asset growth.

      In January 2001, we filed a registration statement with the Securities and Exchange Commission in connection with the mutual to stock conversion of our mutual holding company parent, Fidelity Bankshares, MHC. As part of the conversion, existing stockholders will have their shares of common stock canceled and exchanged for new shares of common stock pursuant to an exchange ratio determined as of the closing of the conversion. In addition to the exchange of existing shares, Fidelity Bankshares, Inc. is offering for sale between 6,576,808 and 8,898,034 shares which represent the 55.27% ownership interest in Fidelity Bankshares, Inc. by Fidelity Bankshares, MHC. It is expected that the conversion and offering will be complete during the second quarter of 2001.

Fidelity Federal Bank and Trust

      In January 2001, we filed a registration statement with the Securities and Exchange Commission, in connection with the mutual to stock conversion of Fidelity Bankshares, MHC, our mutual holding company parent. Fidelity Federal Bank and Trust was chartered as a federal mutual savings and loan association in 1952. In 1983, we amended our charter to become a federally chartered mutual savings bank. On January 7, 1994, we completed a reorganization into a federally chartered mutual holding company. In July 1999, we began offering insurance and investment products through our wholly-owned subsidiary -- Florida Consolidated Agency, Inc. In February 2000, we began offering trust services, and at December 31, 2000, we had $25.9 million of trust assets under administration, including $11.3 million under trust management.

      We are primarily engaged in the business of attracting deposits from the general public in our market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate. In recent years, we have increased our commercial real estate lending, and our consumer and commercial business lending activities. Our goal over the next several years is to continue to increase the origination of these loans, consistent with our standards of safety and soundness. To a lesser extent, we also originate multi-family loans, construction loans and land loans for single-family properties, and we invest in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. In addition, we invest a portion of our assets in securities issued by the United States Government, cash and cash equivalents, including deposits in other financial institutions, corporate securities and Federal Home Loan Bank stock. Our principal sources of funds are deposits and principal and interest payments on loans. Principal sources of income are interest received from loans and investment securities. Our principal expense is interest paid on deposits and employee compensation and benefits.

      Since 1998, we have actively expanded our branch network throughout our market area. From December 1998 through March 31, 2001 we have opened 14 new branches.

Market Area

      We are headquartered in West Palm Beach, Florida, and conduct our business primarily in Palm Beach, Martin, and St. Lucie Counties in Florida. To a lesser extent, we conduct business in Indian River County. We currently have 36 offices in our market area, of which 31 are located in Palm Beach County, three are located in Martin County and two are located in St. Lucie County. Palm Beach, Martin and St. Lucie Counties are located in southeastern Florida, an area that has experienced considerable growth and development since the 1960s. This three-county area had a total population of 1.4 million as of December 31, 2000. Due to a moderation of economic growth and migration into our market area, management believes that the growth of our market area will be more moderate in the future.

      Our market area includes a mix of rural and urban areas. The strength of the southeast Florida economy depends significantly upon government, foreign trade, tourism, and its attraction as a retirement area. Unemployment in Palm Beach County is higher than the national and State of Florida averages. Major employers in our market area include Intra-Coastal Health Services, Florida Power and Light, BellSouth and the Palm Beach County School Board. In September 2000, one of Palm Beach County's largest employers, Pratt & Whitney, curtailed a significant portion of its operations in Florida. Of the estimated 3,200 employees affected, approximately two-thirds reside in Palm Beach County, while the remainder live in Martin County. Management does not believe that the closing of Pratt & Whitney's facilities has had an adverse effect on our operations.

Competition

      Our market area in southeast Florida has a large number of financial institutions. All of these financial institutions compete with us to varying degrees, and many of them are significantly larger and have greater financial resources than we have. As a result, we encounter strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from commercial banks, securities brokerage firms, other savings associations, and credit unions, and we expect continued strong competition from these financial institutions in the foreseeable future. Our market area includes branches of several commercial banks that are substantially larger than Fidelity Federal Bank and Trust in terms of state-wide deposits. We compete for deposits by offering customers a high level of personal service and expertise, and a wide range of financial services.

      The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies, credit unions and other savings associations. This competition for loans has increased substantially in recent years as a result of the number of institutions competing in our market area, as well as the increased efforts by commercial banks to expand mortgage loan originations.

      We compete for loans primarily through the interest rates and loan fees we charge, and the efficiency and quality of services we provide to borrowers, real estate brokers, and builders. Factors that also affect competition include general and local economic conditions, current interest rate levels, and volatility of the mortgage markets.

      Fidelity Bankshares, Inc. is the fifth largest financial institution holding company headquartered in Florida, and the largest headquartered in Palm Beach, Martin and St. Lucie counties based on total assets. Fidelity Federal Bank and Trust's share of deposits in Palm Beach County increased from 3.1% in 1995 to 6.0% at September 30, 2000. Our 5.8% share of deposits in Palm Beach, Martin and St. Lucie counties ranked us sixth among financial institutions in Florida at September 30, 2000, the most recent date for which market share data is available.

Lending Activities

      General. Historically, our principal lending activity has been the origination of fixed rate and adjustable rate mortgage loans collateralized by one- to four-family residential properties located in our market area. We currently originate both fixed rate mortgage loans and adjustable rate mortgage ("ARM") loans for retention in our loan portfolio. The majority of our mortgage loans are eligible for sale in the secondary mortgage market. We also originate loans secured by commercial real estate and multi-family residential real estate, construction loans, commercial business loans and consumer loans. In recent years, we have increased our commercial real estate, commercial business and consumer lending.

      In an effort to manage interest rate risk, we make our interest-earning assets more interest-rate sensitive by originating adjustable rate loans, such as ARM loans and short- and medium-term consumer loans, including home equity loans. We also purchase both fixed rate and adjustable rate mortgage-backed securities. At December 31, 2000, approximately $774.9 million, or 56.9%, of our total loan portfolio, and $105.4 million, or 37.1%, of our mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. We originate fixed rate mortgage loans generally with 15- to 30-year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate and adjustable rate residential mortgage loans generally are originated and underwritten according to standards that allow us to resell such loans in the secondary mortgage market for the purpose of managing interest rate risk and liquidity. We periodically sell, on a servicing released basis and without recourse to us, a portion of our residential loans which have terms to maturity exceeding fifteen years. Generally, we retain in our portfolio all consumer, commercial real estate and multi-family residential real estate loans.

      Composition of Loan Portfolio. Set forth below are selected data relating to the composition of our loan portfolio by type of loan as of the dates indicated. Also set forth below is the aggregate amount of our investment in mortgage-backed securities at the dates indicated.

                                                                 At December 31,
                                   ---------------------------------------------------------------------------------
                                            1996                     1997                          1998
                                   ---------------------    --------------------------    --------------------------
                                     Amount     Percent      Amount        Percent         Amount        Percent
                                     ------     -------      ------        -------         ------        -------
                                                              (Dollars in Thousands)
Real estate loans:
 One- to four-family (1) ......   $   528,689     79.9%    $   720,782          83.7%    $   828,929          84.8%
 Construction loans ...........        58,493      8.8          38,577           4.5          53,515           5.5
 Land loans ...................        11,875      1.8          12,116           1.4           8,583           0.9
 Commercial ...................        29,030      4.4          26,947           3.1          62,399           6.4
 Multi-family .................        13,781      2.1          12,999           1.5          12,272           1.2
                                  -----------    -----     -----------    ----------     -----------    ----------

     Total real estate loans ..       641,868     97.0         811,421          94.2         965,698          98.8
                                  -----------    -----     -----------    ----------     -----------    ----------

 Other loans:
     Consumer (2) .............        39,478      6.0          47,758           5.5          48,270           4.9
     Commercial business ......        18,585      2.8          57,289           6.7          46,958           4.8
                                  -----------    -----     -----------    ----------     -----------    ----------

       Total other loans ......        58,063      8.8         105,047          12.2          95,228           9.7
                                  -----------    -----     -----------    ----------     -----------    ----------

       Total loans receivable .       699,931    105.8         916,468         106.4       1,060,926         108.5

 Less:
     Undisbursed loan proceeds         37,575      5.7          54,471           6.3          84,155           8.6
     Unearned discount and net
      deferred fees (costs) ...        (1,607)    (0.2)         (2,554)         (0.3)         (3,621)         (0.4)
     Allowance for loan losses          2,263      0.3           3,294           0.4           3,226           0.3
                                  -----------    -----     -----------    ----------     -----------    ----------

     Total loans receivable-net   $   661,700    100.0%    $   861,257         100.0%    $   977,166         100.0%
                                  ===========    =====     ===========    ==========     ===========    ==========

 Mortgage-backed securities ...   $   123,599              $   234,132                   $   389,263
                                  ===========              ===========                   ===========
                                                         At December 31,
                                      ---------------------------------------------------------
                                                 1999                         2000
                                      ---------------------------   ---------------------------
                                       Amount          Percent        Amount        Percent
                                       ------          -------        ------        -------
                                                       (Dollars in Thousands)
Real estate loans:
 One- to four-family (1) ......       $   925,384          79.5%    $ 1,008,306          74.1%
 Construction loans ...........            63,589           5.5          86,901           6.4
 Land loans ...................             9,763           0.8          14,421           1.0
 Commercial ...................            94,490           8.1         122,733           9.0
 Multi-family .................            23,772           2.0          21,254           1.6
                                      -----------    ----------     -----------    ----------

     Total real estate loans ..         1,116,998          95.9       1,253,615          92.1
                                      -----------    ----------     -----------    ----------

 Other loans:
     Consumer (2) .............            60,281           5.2          85,407           6.3
     Commercial business ......            94,157           8.1         152,524          11.2
                                      -----------    ----------     -----------    ----------

       Total other loans ......           154,438          13.3         237,931          17.5
                                      -----------    ----------     -----------    ----------

       Total loans receivable .         1,271,436         109.2       1,491,546         109.6

 Less:
     Undisbursed loan proceeds            106,232           9.1         128,116           9.4
     Unearned discount and net
      deferred fees (costs) ...            (2,826)         (0.2)         (2,707)         (0.2)
     Allowance for loan losses              3,609           0.3           4,905           0.4
                                      -----------    ----------     -----------    ----------

     Total loans receivable-net       $ 1,164,421         100.0%    $ 1,361,232         100.0%
                                      ===========    ==========     ===========    ==========

 Mortgage-backed securities ...       $   336,212                   $  283,993
                                      ===========                   ===========


----------
(1) Includes participations of $4.3 million, $3.2 million, $2.2 million, $1.5 million and $1.1 million at December 31, 1996, 1997, 1998, 1999 and 2000, respectively.
(2) Includes primarily home equity lines of credit, second mortgages and automobile loans. At December 31, 1999 and 2000, the disbursed portion of equity lines of credit totaled $18.9 million and $23.5 million, respectively.

      Loan and Mortgage-Backed Securities Contractual Terms to Maturity. The following table sets forth certain information as of December 31, 2000, regarding the dollar amount of loans and mortgage-backed securities maturing in our portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances, less loans in process, and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                         Over 1       Over 3      Over 5       Over 10      Beyond
                                            Within     Year to 3    Years to 5  Years to 10  Years to 20      20
                                            1 Year       Years        Years       Years         Years        Years        Total
                                          ----------  -----------  -----------  ----------   ----------   ----------   ----------
                                                                             (In Thousands)
Real estate loans:
   One- to four-family residential (1)    $  174,457   $   78,419   $  106,831   $  210,337   $  167,121   $  256,679   $  993,844
   Commercial, multi-family and
     land .............................      121,307          305          188        2,572       12,103           --      136,475
Consumer and commercial
  business loans (2) ..................      154,883       11,948       41,513       14,989        9,459          319      233,111
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Total loans receivable .............   $  450,647   $   90,672   $  148,532   $  227,898   $  188,683   $  256,998   $1,363,430
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========
Mortgage-backed securities ............   $  106,898   $      698   $      698   $   19,612   $   41,810   $  118,243   $  287,959
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========

----------
(1)   Includes construction loans.
(2)   Includes commercial business loans of $141.3 million.

           The following table sets forth at December 31, 2000, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities due or repricing after December 31, 2001.

                                                   Fixed    Adjustable    Total
                                                   -----    ----------    -----
                                                          (In Thousands)
Real estate loans:
    One- to four-family residential ...........   $485,115   $334,272   $819,387
    Commercial, multi-family and land .........     15,168         --     15,168
Consumer and commercial business loans (1) ....     78,228         --     78,228
                                                  --------   --------   --------
       Total ..................................   $578,511   $334,272   $912,783
                                                  ========   ========   ========
Mortgage-backed securities ....................   $181,061   $     --   $181,061
                                                  ========   ========   ========

----------
(1)   Includes commercial business loans of $20.3 million.

      One- to Four-Family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, residential mortgage loans secured by properties located in our market area. During 1995, we also began to originate one- to four-family residential loans secured by properties outside of our market area. These loans, which were originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2000, $1.0 billion, or 74.1%, of our total loan portfolio consisted of one- to four-family residential mortgage loans. Of this amount, $395.4 million are secured by properties located outside of our market area, all of which are located in Florida.

      We currently offer one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, and loan products offered by our competitors. Therefore, even if management's strategy is to emphasize originating ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. ARM loans originated and purchased totaled $219.3 million and $217.2 million during the years ended December 31, 1999 and 2000, respectively.

      Our fixed rate loans and adjustable rate loans are generally originated and underwritten according to standards that permit their sale in the secondary mortgage market. Whether we can or will sell loans into the secondary market, however, depends on a number of factors, including the yield and the term of the loan, market conditions, and our current interest rate sensitivity. Our fixed rate mortgage loans amortize on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

      We currently offer ARM loans with initial interest rate adjustment periods of one, three, five and seven years, based on changes in a designated market index. After the initial interest rate adjustment period, our three-, five-, seven- and ten-year ARM loans give the borrower the option of converting the ARM loan to a fixed rate mortgage for the remaining term of the loan at the prevailing interest rate for comparable fixed rate mortgages at the time of the conversion. The interest rate on one year ARM loans and on the three-, five- and seven-year ARM loans that are not converted to fixed rate mortgage loans, adjusts annually with an annual interest rate adjustment limit of 200 basis points and with a maximum lifetime interest rate adjustment limit of 600 basis points above the initial interest rate. The interest rate on all owner-occupied one- to four-family ARM loans is 300 to 325 basis points above the appropriate United States Treasury security rates used as the index for ARM originations. We originate ARM loans with initially discounted rates, which vary depending upon whether the initial interest rate adjustment period is one, three, five or seven years. We determine whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. One- to four-family residential ARM loans totaled $521.1 million, or 38.3%, of our total loan portfolio at December 31, 2000.

      The primary purpose of offering ARM loans is to make our loan portfolio more sensitive to changes in market interest rates. However, as the interest income earned on ARM loans varies with prevailing market interest rates, these loans may not offer cash flows that are as predictable as cash flows in our long-term, fixed rate mortgage loan portfolio. ARM loans also carry the increased credit risk associated with potentially higher monthly payments for borrowers as market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

      Our one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of making our fixed rate mortgage loan portfolio more interest rate sensitive, and we have generally exercised our rights under these clauses.

      Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are generally performed by our service corporation subsidiary. Such regulations permit a maximum loan-to-value ratio of 97% for residential property and 85% for all other real estate loans. Our lending policies generally limit the maximum loan-to-value ratio on both fixed rate mortgage loans and ARM loans without private mortgage insurance, to 80% of the lesser of the appraised value or the purchase price of the property that is collateral for the loan. For one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, we generally require the borrower to obtain private mortgage insurance. We require that the borrower obtain private mortgage insurance for any mortgage loan with a loan-to-value ratio of more than 90%. We require fire and casualty insurance, including windstorm insurance, as well as a title guaranty regarding good title, on all properties securing real estate loans.

      Construction and Land Loans. At December 31, 2000, $86.9 million, or 6.4% of our loan portfolio consisted of construction loans. We currently offer fixed rate and adjustable rate residential construction loans primarily for the construction of owner-occupied, single-family residences. These loans generally are offered to builders who have a contract for sale of the property, and to owners who have a contract for construction of the property. In addition, we make construction loans to builders where the home is not resold to a buyer which loans totaled $75.2 million at December 31, 2000. Construction loans are generally structured to become permanent mortgage loans once the construction is completed, and are originated with terms of up to 30 years with an allowance of up to one year for construction. Construction loans require the payment of interest only during the construction period. Funds are disbursed as construction is completed. Construction loans originated prior to December 31, 1999 generally had adjustable interest rates during the construction phase and converted either to a fixed rate mortgage loan or remained an adjustable rate mortgage loan at the end of the construction period. We also make construction loans with fixed rates of interest. Substantially all of our construction loans are secured by properties located in our market area.

      In addition, we originate land loans that are secured by unimproved or improved lots. At December 31, 2000, $14.4 million, or 1.0% of our total loan portfolio, consisted of land loans. Land loans are currently offered with one-year adjustable rates for terms of up to 15 years. The maximum loan-to-value ratio for our land loans is 75%. We currently use the applicable United States Treasury securities rate as our index on newly originated land loans. Initial interest rates may be below the fully indexed rate. Substantially all of our land loans are secured by properties located in our market area.

      Construction loans and land loans generally involve a greater degree of credit risk than one- to four- family residential mortgage loans. The repayment of the construction loan often depends upon the successful completion of the construction project. Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower's ability to repay the loan.

      Multi-Family Residential Real Estate Loans. Loans secured by multi-family residential real estate totaled approximately $21.3 million, or 1.6% of our total loan portfolio, at December 31, 2000. At December 31, 2000, we had a total of 91 loans secured by multi-family properties, and substantially all of our multi-family residential real estate loans are secured by properties located within our market area. At December 31, 2000, our multi-family residential real estate loans had an average principal balance of $234,000 and the largest multi-family residential real estate loan had a principal balance of $1.6 million. Multi-family residential real estate loans currently are offered with adjustable interest rates, although in the past we originated fixed rate multi-family real estate loans. The terms of each multi-family residential real estate loan are negotiated on a case-by-case basis. These loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap, and an interest rate floor equal to the initial rate. Multi-family residential real estate loans generally amortize over 15 to 25 years. We generally make multi-family residential mortgage loans for up to 80% of the appraised value of the property securing the loan. We may offer initial discount rates depending on market conditions, but generally the initial interest rate on multi-family residential real estate loans is tied to an applicable United States Treasury bill rate. Our originations of multi-family loans have been limited in recent years.

      In underwriting our multi-family residential real estate loans, we generally lend up to 80% of the appraised value of the property securing the loan. The appraised value is determined by independent appraisers that we designate. We generally obtain either an environmental assessment from an independent engineering firm of any environmental risks that may be associated with the property, or we obtain an insurance policy that covers potential environmental risks. When deciding whether to make a multi-family residential real estate loan we examine the history of the property to generate cash flow and the experience of the borrower in managing multi-family residential real estate properties. We also review the operating costs of comparable properties in the market area. Generally, we require a cash flow to debt service ratio of 125%. In addition, a personal guarantee of the loan is required from the borrower. We require title insurance, fire and casualty insurance, and flood insurance, if appropriate.

      Loans secured by multi-family residential real estate generally have more credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of the local economy on the borrower's ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family properties is typically dependent upon the successful operation of the real property securing the loan. If the cash flow from the multi-family property is reduced, the borrower's ability to repay the loan may be impaired.

      Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $122.7 million, or 9.0% of our total loan portfolio, at December 31, 2000. Our commercial real estate loans are secured by improved property such as offices, small business facilities, strip shopping centers, warehouses and other non-residential buildings. Commercial real estate loans are originated for up to 80% of the appraised value of the property securing the loan. At December 31, 2000, substantially all of our commercial real estate loans were secured by properties located within our market area. At December 31, 2000, our commercial real estate loans had an average principal balance of $609,000. At that date, our largest commercial real estate loan outstanding had a principal balance of $5.8 million and was secured by commercial property located in Palm Beach County, Florida. At December 31, 2000, this loan was performing in accordance with its terms. Commercial real estate loans are currently offered with adjustable rates. In the past we also offered fixed rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis. Generally, these loans have adjustable interest rates tied to a market index, with a 600 basis point lifetime interest rate cap, and a 200 basis point interest rate floor below the initial interest rate. We may choose to offer initial discount rates depending on market conditions. We use the applicable United States Treasury bill rate as our index on newly originated loans. Our commercial real estate loans generally have terms of 15 to 25 years.

      In underwriting our commercial real estate loans, we generally lend up to 80% of the appraised value of the property securing the loan. The appraised value is determined by independent appraisers that we designate. We generally obtain either an environmental assessment from an independent engineering firm of any environmental risks that may be associated with the property, or we obtain an insurance policy that covers potential environmental risks. When deciding whether to make a commercial real estate loan we examine the history of the property to generate cash flow and the experience of the borrower in managing commercial real estate properties. We also review the operating costs of comparable properties in the market area. Generally, we require a cash flow to debt service ratio of 125%. In addition, a personal guarantee of the loan is required from the borrower. We require title insurance, fire and casualty insurance, and flood insurance, if appropriate.

      Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the property securing the loan. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired. However, loans secured by commercial real estate generally have higher interest rates than loans secured by one-to four- family residential real estate.

      Consumer Loans. As of December 31, 2000, consumer loans totaled $85.4 million, or 6.3% of our total loan portfolio. The principal types of consumer loans that we offer are home equity lines of credit, adjustable and fixed rate second mortgage loans and automobile loans. We also offer boat loans and loans secured by deposit accounts and, to a much lesser extent, unsecured loans. We do not offer credit card loans. Consumer loans are offered on a fixed rate and adjustable rate basis with maturities generally of less than ten years. Our home equity lines of credit and second mortgages are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90%. Such loans are offered on an adjustable-rate or fixed rate basis with terms of up to ten years. At December 31, 2000, the disbursed portion of home equity lines of credit totaled $23.5 million, or 27.5% of consumer loans.

      Our underwriting standards for consumer loans include a review of the borrower's credit history and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. The stability of the borrower's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the borrower is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount, and in the case of home equity lines of credit and second mortgage loans, we obtain a title guarantee or an opinion as to the validity of title.

      Consumer loans generally have shorter terms and higher interest rates than one-to four-family residential loans. However, consumer loans have more credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. We add a general provision on a regular basis to our consumer loan loss allowance, based on general economic conditions and prior loss experience. See "--Delinquencies and Classified Assets--Non-Performing Assets," and "Delinquent Loans and Non-Performing Assets--Classification of Assets" for information regarding our loan loss experience and reserve policy.

      Commercial Business Loans. We also offer commercial business loans to businesses in our market area. Historically, we have offered commercial business loans as a customer service to business account holders. However, our strategy is to substantially increase our loans and services to commercial business enterprises. To support this strategy, we have hired additional lenders with commercial business lending expertise. Our largest commercial business loan at December 31, 2000 totaled $10.1 million, and was secured by residential property under development located in Indian River County, Florida. At December 31, 2000, we had 618 commercial business loans outstanding with an aggregate balance of $152.5 million, or 11.2% of our total loans. The average commercial business loan balance was approximately $247,000. Commercial business loans are generally offered with adjustable interest rates only, which are tied to The Wall Street Journal prime interest rate, plus up to 300 basis points. The loans are offered with prevailing terms of five years, but may range up to 15 years. In addition, we offer Small Business Administration loans.

      Our underwriting standards for commercial business loans include a review of the borrower's credit history and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant's business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.

      Commercial business loans generally bear higher interest rates and shorter terms than one-to four- family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. We generally obtain personal guarantees from the borrower or a third party as a condition to the origination of commercial business loans. We generally obtain the personal guarantee of all persons with an equity interest in the business that is obtaining a commercial business loan. Furthermore, in order to reduce the risks associated with the origination of commercial business loans, a substantial portion of our commercial business loans are also secured by real estate and business assets owned by the borrower.

      Loan Originations, Purchases, Sales, Processing, and Commitments. Our new loan originations come from a number of sources including real estate broker referrals, existing customers, borrowers, builders, attorneys, and "walk-in" customers. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, we obtain an appraisal of the real estate intended to secure the proposed loan. We check the loan application file for accuracy and completeness, and we verify the information provided. All loans of up to $300,000 may be approved by any one of our senior loan underwriters; loans between $300,000 and $400,000 must be approved by any one of our designated senior lending officers; loans between $400,000 and $1,000,000 must be approved by at least two of our designated senior lending officers; and loans in excess of $1,000,000 must be approved by at least three members of the Board of Directors acting as a loan committee. These limits are reduced for unsecured loans. The loan committee meets as needed to review and verify that loan approvals by management are within the scope of management's authority. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2000, we had commitments to originate $83.5 million of loans.

      If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan, including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. We also require the borrower to provide proof of fire and casualty insurance on the property (and, as required, flood insurance) serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance or an opinion of title, based on a title search of the property, is required on all loans secured by real property.

      Borrowers who refinance an existing loan must satisfy our underwriting criteria at the time they apply to refinance their loan, and must have been current in their loan payments for a minimum of one year. Approximately 15% and 9% of our loan originations during the year ended December 31, 1999 and 2000, respectively, represented the refinancing of loans that we hold. Refinancings have resulted in a decrease in our interest rate spread.

      In connection with local mortgage brokers, we have established a mortgage loan broker solicitation program to supplement our internal originations of one- to four-family residential mortgage loans. Under this program, which is limited to the origination of one- to four-family residential mortgage loans, prospective borrowers complete loan applications which are provided by mortgage brokers. All loans obtained in this manner are reviewed by our underwriting department in accordance with our customary underwriting standards. Total originations from all sources under the mortgage loan broker solicitation program during 1999 and 2000 were $60.6 million and $53.1 million, respectively.

      We have a correspondent relationship with the wholly-owned mortgage subsidiary of a major South Florida builder-developer, who has substantial operations in our local service area, whereby the mortgage company originates, processes and closes home mortgages resulting from the sale of the developer's inventory of homes. The mortgage files are sent to our underwriting department and reviewed in accordance with our customary underwriting standards and, if we approve the loans, we will issue a commitment to purchase the loan from the mortgage company. We are not obligated to purchase any loans that are presented for our review. Purchases are accomplished by assignment of the mortgage from the mortgage company to Fidelity Federal Bank and Trust. We purchased $23.7 million and $27.2 million, respectively, of loans from this provider during the years ended 1999 and 2000.

      We also originate one- to four-family residential real estate loans secured by properties located outside of our market area. These loans, which are originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2000, $1.0 billion, or 74.1%, of our total loan portfolio consisted of one- to four-family residential real estate loans. Of this amount, $395.4 million were secured by properties located outside of our market area.

      We also purchase mortgages loans which are collateralized by residential real estate located primarily in Florida, although we have in the past purchased loans collateralized by properties located outside of Florida. Generally, we only purchase residential loans that are underwritten to Freddie Mac or Fannie Mae guidelines. Commercial real estate loans that we may purchase must satisfy the underwriting standards of commercial real estate loans we originate. At December 31, 2000, $115.6 million, or 8.5% of all loans in our total loan portfolio, consisted of purchased loans. Of this amount, $11.4 million represented our interest in purchased loan participations. Our largest loan participation was a $4.2 million interest in a loan secured by multi-family residential real estate in Broward and Dade County, Florida.

      We do not typically originate loans for sale. On occasion, we will sell loans where the borrower is located outside of our market area.

      Originations, Purchases and Sales of Loans. The table below shows our loan origination, purchase and sales activity for the periods indicated. This table is presented on a gross loan receivable basis.

                                                                        Year Ended December 31,
                                                               -----------------------------------------
                                                                   1998           1999           2000
                                                               -----------    -----------    -----------
                                                                            (In Thousands)
Loan receivable-gross, beginning of period .................   $   916,468    $ 1,060,926    $ 1,271,436
                                                               -----------    -----------    -----------
Originations:
  Real estate:
   One- to four-family residential (1) .....................       255,444        241,965        239,612
   Land loans ..............................................        23,089         19,123         16,356
   Commercial ..............................................         9,668         31,951         37,428
   Multi-family ............................................         5,975          9,404          5,701
  Other loans:
   Consumer ................................................        34,382         46,358         66,040
   Commercial business .....................................        67,465        109,523        158,873
                                                               -----------    -----------    -----------
  Total originations .......................................       396,023        458,324        524,010

Transfer of mortgage loans to foreclosed real
  estate and in-substance foreclosure ......................        (1,542)        (1,733)          (308)
Loan purchases .............................................        45,157         28,401         27,164
Repayments .................................................      (241,478)      (258,749)      (307,856)
Loan sales .................................................       (53,702)       (15,733)       (22,900)
                                                               -----------    -----------    -----------
Net loan activity ..........................................       144,458        210,510        220,110
                                                               -----------    -----------    -----------
Total loans receivable-gross, end of period ................   $ 1,060,926    $ 1,271,436    $ 1,491,546
                                                               ===========    ===========    ===========

----------
(1) Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.

      Loan Origination Fees and Costs and Other Income. In addition to interest earned on loans, we may also charge a fee, often expressed as a percentage of the principal amount of the loan, at the time the loan is originated. To the extent that loans are originated or acquired for our portfolio, Statement of Financial Accounting Standards ("SFAS") 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases" requires that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2000, we had $3.0 million of deferred loan origination fees, and $5.7 million of deferred loan origination costs. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

      We also receive other fees and, service charges that consist primarily of deposit transaction account service charges, late payment charges, credit card fees, fees from the sale of insurance and annuity products and income from real estate owned operations. We recognized fees and service charges of $4.7 million and $5.9 million and $8.1 million for the years ended December 31, 1998, 1999 and 2000.

      Loans-to-One Borrower. Federal savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2000, our largest outstanding loan balance to one borrower totaled $11.9 million. The loan is secured by a residential real estate and commercial complex under development in northern Palm Beach and Indian River

Counties, Florida. At that date, our second largest lending relationship totaled $9.9 million and is secured by residential real property under development in Palm Beach County, Florida. Our third largest lending relationship totaled $9.3 million, and is secured by residential real property under development in Palm Beach County, Florida. Our fourth largest lending relationship totaled $8.5 million and is secured by residential real property under development in Dade and Broward County, Florida. Our fifth largest lending relationship totaled $8.3 million and is secured by residential real property under development in Indian River County, Florida. All of the loans comprising these lending relationships are performing in accordance with their terms. Our regulatory limit on the maximum total loans to a single or related group of borrowers was $18.0 million at December 31, 2000.

Mortgage-Backed Securities

      We also invest in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities consist primarily of fixed rate mortgage-backed securities issued or guaranteed by Fannie Mae or Freddie Mac. At December 31, 2000 our mortgage-backed securities had a market value of $284.0 million. Effective December 31, 1993, we implemented SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of the adoption of this accounting principle, we declared our investment in adjustable rate, mortgage-backed securities as available for sale. In November 1995, FASB issued "A Guide to Implementation of SFAS 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q & A Guide"). The SFAS 115 Q & A Guide permits an entity to conduct a one-time reassessment of the classifications of all four mortgage backed securities held at that time. On November 28, 1995, in conformity with the SFAS 115 Q & A Guide, we classified all securities as "Available for Sale". As a result, all such securities are now presented at fair value, as determined by market quotations.

      Our objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and our level of liquidity. Mortgage-backed securities are more liquid than whole loans and can be readily sold in response to market conditions and changing interest rates. Mortgage-backed securities purchased by us also have lower credit risk than mortgage loans because principal and interest are either insured or guaranteed by the United States Government or agencies thereof.

      The following table shows our purchases and sales of mortgage-backed securities for the periods indicated.

                                                     Year Ended December 31,
                                            ------------------------------------
                                               1998         1999         2000
                                            ----------   ----------   ----------
                                                      (In Thousands)
Mortgage-backed securities at
 beginning of period ....................   $ 234,132    $ 389,263    $ 336,212
Purchases ...............................     310,581       57,285           --
Sales ...................................     (26,044)      (9,914)     (17,396)
Repayments ..............................    (125,105)     (89,810)     (37,634)
Discount (premium) amortization .........      (2,503)      (2,611)        (718)
Increase (decrease) in market
 value of securities held for sale
  in accordance with SFAS 115 ...........      (1,798)      (8,001)       3,529
                                            ---------    ---------    ---------
Mortgage-backed securities at
  end of period .........................   $ 389,263    $ 336,212    $ 283,993
                                            =========    =========    =========

      The following table sets forth the allocation of fixed and adjustable rate mortgage-backed securities for the periods indicated.

                                                         At December 31,
                                   -------------------------------------------------------------
                                          1998                 1999                   2000
                                   -----------------     -----------------     -----------------
                                       $         %          $         %           $          %
                                   --------   ------     --------   ------     --------   ------
                                            (Dollars In Thousands)
Mortgage-backed securities, net:
  Adjustable:
   FreddieMac ..................   $102,756    26.27%    $ 73,717    21.81%    $ 77,065    27.00%
   FannieMae ...................     56,490    14.44       42,183    12.48       28,305     9.92
   GinnieMae ...................        995     0.25       11,083     3.28           --       --
                                   --------   ------     --------   ------     --------   ------
    Total adjustable ...........    160,241    40.96      126,983    37.57      105,370    36.92
                                   --------   ------     --------   ------     --------   ------
  Fixed:
   FreddieMac ..................    122,463    31.30      110,744    32.77       96,364    33.76
   FannieMae ...................     86,166    22.03       84,600    25.04       70,432    24.67
   GinnieMae ...................     20,393     5.21       13,885     4.11       11,827     4.14
                                   --------   ------     --------   ------     --------   ------
    Total fixed ................    229,022    58.54      209,229    61.92      178,623    62.57
                                   --------   ------     --------   ------     --------   ------
Accrued interest ...............      1,941     0.50        1,726     0.51        1,466     0.51
                                   --------   ------     --------   ------     --------   ------
  Total mortgage-backed
   securities, net .............   $391,204   100.00%    $337,938   100.00%    $285,459   100.00%
                                   ========   ======     ========   ======     ========   ======

Delinquent Loans and Classified Assets

      Delinquencies. Our collection procedures provide that when a loan is 15 days past due, a computer generated late charge notice is sent to the borrower requesting payment, plus a late charge. If the delinquency continues for 30 days, a delinquent notice is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, a collection letter is sent, personal contact is attempted, and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information which provides access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

      Impaired Loans. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

      Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income.

      Real estate that we acquire as a result of foreclosure or by the deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against our earnings. Any subsequent write-down of REO is also charged against earnings. At December 31, 2000, we had an insignificant amount of property that was acquired as the result of foreclosure and classified as REO. At December 31, 2000, we had nonperforming assets of $5.0 million, and a ratio of nonperforming assets to total assets of 0.26%.

      The following table sets forth information regarding our non-accrual mortgage loans delinquent 90 days or more, non-accrual consumer and commercial business loans delinquent 60 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, we fully reserve all accrued interest thereon and cease to accrue interest thereafter. For all the dates indicated, we did not have any material restructured loans within the meaning of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

                                                                    At December 31,
                                                     ----------------------------------------------
                                                      1996      1997      1998      1999      2000
                                                     ------    ------    ------    ------    ------
                                                                 (Dollars in Thousands)
Delinquent Loans:
   One- to four-family residential ...............   $2,637    $2,610    $3,687    $4,080    $3,222
   Commercial and multi-family real
     estate ......................................      461       140        51        --        --
   Land ..........................................       84       187        --        --        --
   Consumer and commercial business
     loans(1) ....................................      128       291       170       264     1,762
                                                     ------    ------    ------    ------    ------
Total delinquent loans ...........................    3,310     3,228     3,908     4,344     4,984
Total REO and loans foreclosed
   in-substance ..................................       93       967       907       775        27
                                                     ------    ------    ------    ------    ------
       Total nonperforming assets ................   $3,403    $4,195    $4,815    $5,119    $5,011
                                                     ======    ======    ======    ======    ======

Total nonperforming loans
  to net loans receivable(1) .....................     0.50%     0.37%     0.40%     0.37%     0.37%
Total nonperforming loans
  to total assets(1) .............................     0.38%     0.26%     0.25%     0.25%     0.26%
Total nonperforming loans, loans
  foreclosed in-substance and
  REO to total assets ............................     0.39%     0.34%     0.31%     0.30%     0.26%

----------
(1) Includes consumer and commercial business loans delinquent 60 days or more.

      During the year ended December 31, 2000, gross interest income of approximately $144,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the periods. No interest income on non-accrual loans was included in income during 2000.

      The following table sets forth information with respect to loans past due 60-89 days in our portfolio at the dates indicated.

                                                     At December 31,
                                      ------------------------------------------
                                       1996     1997     1998     1999     2000
                                      ------   ------   ------   ------   ------
                                                  (In Thousands)
Loans past due 60-89 days:
   One- to four-family residential    $2,038   $3,014   $2,049   $2,538   $4,711
   Commercial real estate and
     multi-family .................       55       54       --       --       --
   Consumer and commercial
     business loans ...............       19       83        8      123       84
   Land loans .....................       --       --       11       --       --
                                      ------   ------   ------   ------   ------
     Total past due 60-89 days ....   $2,112   $3,151   $2,068   $2,661   $4,795
                                      ======   ======   ======   ======   ======

      Classification of Assets. Federal regulations provide that loans and other assets, such as debt and equity securities, that are of lesser quality, must be classified as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that these weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuation as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated "special mention" by management.

      When we classify problem assets as either substandard or doubtful, we are required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as "loss," we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. Our determination of which assets are classified, and the amount of the valuation allowances that we establish as a result of asset classification is subject to review by the OTS, which can direct us to increase our general or specific loss allowances. We regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

      The following table sets forth the aggregate amount of our classified assets at the dates indicated.

                                                         At December 31,
                                                  ------------------------------
                                                   1998        1999        2000
                                                  ------      ------      ------
                                                          (In Thousands)

Substandard assets(1) ......................      $4,785      $4,884      $4,939
Doubtful assets ............................          --          --          --
Loss assets ................................         167         175          54
                                                  ------      ------      ------
       Total classified assets .............      $4,952      $5,059      $4,993
                                                  ======      ======      ======

----------
(1)   Includes REO and in-substance foreclosures.

      The following table sets forth information regarding our delinquent loans, REO and loans foreclosed in-substance, net of specific valuation allowances at December 31, 2000.

                                                           Balance       Number
                                                           -------       ------
                                                          (Dollars In Thousands)
Residential real estate loans:
   Loans 60 to 89 days delinquent ......................    $4,711          60
   Loans more than 89 days delinquent ..................     3,212          40
Commercial and multi-family real estate loans:
   Loans 60 to 89 days delinquent ......................        --          --
   Loans more than 89 days delinquent ..................        --          --
Land loans:
   Loans 60 to 89 days delinquent ......................        --          --
   Loans more than 89 days delinquent ..................        --          --
Consumer and commercial business loans:
    60 days or more delinquent .........................     1,716          15
Real estate owned ......................................        27           1
                                                            ------      ------
      Total ............................................    $9,666         116
                                                            ======      ======

      Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance and specific allowances for identified problem loans and portfolio segments.

      The formula allowance is calculated by applying loss factors to outstanding loans based on an internal risk grading of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based primarily on our historical loss experience and may be adjusted for other significant conditions that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. During the past five years we have not made any changes to our methodology for calculating of the allowance for loan losses.

      The conditions that we evaluate in connection with establishing the allowance for loan losses include the following:

      o general economic and business conditions affecting our key lending areas;
      o credit quality trends (including trends in nonperforming loans expected to result from existing conditions);
      o     collateral values;
      o     loan volumes and concentrations;
      o     seasoning of the loan portfolio;
      o     specific industry conditions within portfolio segments;
      o     recent loss experience in particular segments of the loan portfolio;
      o     duration of the current business cycle; and
      o     bank regulatory examination results.

      Where any of these conditions is not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the allowance.

      The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed in respect to the losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The historical loss experience model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking account our recent loss experience. Similarly, by basing the pass graded loss factors on historical loss experience, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted, if necessary, quarterly based upon the level of net charge-offs expected by management. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant conditions which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that becomes available.

      The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosure related to impaired loans. A loan is considered impaired when we determine that it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting an allocation of the existing allowance for loan losses. See Note 5 to the Notes to the Consolidated Financial Statements.

      Additional specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific loan that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the formula allowance.

      Pooled loan loss factors (not individually graded loans) are derived from a model that tracks five years of historical loss experience. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans.

      Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. Further, as we expand our portfolio of commercial real estate and loans that are not secured by real estate, which have a higher risk of loss than single family mortgage loans, we expect to provide greater allowances for loan losses than we have considered necessary in the past.

      Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                       At December 31,
                                         ---------------------------------------------------------------------------
                                            1996            1997            1998            1999            2000
                                         -----------     -----------     -----------     -----------     -----------
                                                                   (Dollars in Thousands)
Total net loans receivable
  outstanding ........................   $   661,700     $   861,257     $   977,166     $ 1,164,421     $ 1,361,232
                                         ===========     ===========     ===========     ===========     ===========
Average net loans receivable
  outstanding ........................   $   605,507     $   735,949     $   917,647     $ 1,067,107     $ 1,272,362
                                         ===========     ===========     ===========     ===========     ===========
Allowance balance (at beginning of
   period) ...........................   $     2,265     $     2,263     $     3,294     $     3,226     $     3,609
Acquired as part of acquisition of
  BankBoynton:
     Residential real estate .........            --             628              --              --              --
     Consumer and commercial business             --             539              --              --              --
                                         -----------     -----------     -----------     -----------     -----------
           Total acquired ............            --           1,167              --              --              --
                                         -----------     -----------     -----------     -----------     -----------
Provision for losses:
     Residential real estate .........          (119)            (83)            637            (734)           (126)
     Commercial and multi-family
      residential real estate ........             6              36             335             (16)            138
     Land loans ......................            27              95              22             (42)           (146)
     Consumer and commercial business            250             122            (917)          1,255           1,462
                                         -----------     -----------     -----------     -----------     -----------
           Total provisions for losses           164             170              77             463           1,328
                                         -----------     -----------     -----------     -----------     -----------
Charge-offs:
     Residential real estate .........          (158)           (107)            (73)            (59)            (90)
     Commercial and multi-family
       residential real estate .......            (8)           (167)            (22)            (21)             --
     Land loans ......................            --              (5)            (28)            (16)             --
     Consumer and commercial  business           (22)            (41)            (39)            (11)            (52)
                                         -----------     -----------     -----------     -----------     -----------
           Total charge-offs .........          (188)           (320)           (162)           (107)           (142)
                                         -----------     -----------     -----------     -----------     -----------
Recoveries:
     Residential real estate .........            22              14              17              27               7
     Commercial and multi-family
       residential real estate .......            --              --              --              --              --
     Land loans ......................            --              --              --              --              --
     Consumer and commercial business             --              --              --              --             103
                                         -----------     -----------     -----------     -----------     -----------
       Total recoveries ..............            22              14              17              27             110
                                         -----------     -----------     -----------     -----------     -----------
Allowance balance (at end of period) .   $     2,263     $     3,294     $     3,226     $     3,609     $     4,905
                                         ===========     ===========     ===========     ===========     ===========
Allowance for loan losses as a percent
  of net loans receivable at end of
  period .............................          0.34%           0.38%           0.33%           0.31%           0.36%
Net loans charged-off as a percent of
  average loans outstanding ..........          0.03%           0.04%           0.01%           0.01%           0.01%
Ratio of allowance for loan losses to
  total non-performing loans at end
  of period ..........................         68.37%         102.04%          82.55%          83.08%          98.41%
Ratio of allowance for loan losses to
  total non-performing loans, REO and
  in-substance foreclosures
  at end of period ...................         66.50%          78.52%          67.00%          70.50%          97.88%

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

                                                               At December 31,
                              ---------------------------------------------------------------------------------------
                                     1996                  1997                   1998                 1999
                              --------------------  -------------------    --------------------  --------------------
                                      % of Loans            % of Loans             % of Loans            % of Loans
                                        in Each              In Each                In Each               In Each
                                      Category to           Category to            Category to           Category to
                              Amount  Total Loans   Amount  Total Loans    Amount  Total Loans   Amount  Total Loans
                              ------  -----------   ------  -----------    ------  -----------   ------  -----------
                                                                           (Dollars in Thousands)
Balance at end
of period applicable to:
  One- to four-family
    residential  mortgage .   $  990    75.53%     $1,493      78.65%      $1,941    78.13%      $1,075     72.78%
   Construction ...........      104     8.36          54       4.21          188     5.04          287      5.00
   Commercial real estate .      533     4.15         398       2.94          613     5.88          607      7.43
   Multi-family residential       39     1.97          43       1.42          140     1.16          110      1.87
Land loans ................      119     1.69         209       1.32          203     0.81          146      0.77
Consumer ..................      283     5.64         353       5.21           77     4.55          473      4.74
Commercial business .......      195     2.66         744       6.25           64     4.43          911      7.41
                              ------   ------      ------     ------       ------   ------       ------    ------
Total allowance for
  loan losses .............   $2,263   100.00%     $3,294     100.00%      $3,226   100.00%      $3,609    100.00%
                              ======   ======      ======     ======       ======   ======       ======    ======
                                 At December 31,
                              ---------------------
                                      2000
                               -------------------
                                      % of Loans
                                         In Each
                                       Category to
                               Amount  Total Loans
                               ------  -----------
                             (Dollars in Thousands)
Balance at end
of period applicable to:
  One- to four-family
    residential  mortgage .   $  722     67.60%
   Construction ...........      432      5.83
   Commercial real estate .      749      8.23
   Multi-family residential      106      1.42
Land loans ................       --      0.96
Consumer ..................      700      5.73
Commercial business .......    2,196     10.23
                              ------    ------
Total allowance for
  loan losses .............   $4,905    100.00%
                              ======    ======

Investment Activities

      Under federal regulations, we must maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. See "Regulation--Federal Regulations--Liquidity Requirements" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". We generally maintain a portfolio of liquid assets that exceeds regulatory requirements. Our liquidity levels may increase or decrease depending upon the yields available on alternative investments and upon management's judgment as to the attractiveness of those yields relative to other opportunities, its expectation of whether more attractive yields will be available in the future, and its projections of the short term demand for funds to be used for our loan originations and other activities.

      In recent years, we increased the percentage of our assets held as investments, rather than as loans, as part of our strategy of maintaining higher levels of liquidity and improving our interest rate risk position. Our investment portfolio consists of United States Government and agency securities, corporate debt securities, municipal bonds, Federal Home Loan Bank stock and interest earning deposits. The carrying value of our investment securities totaled $143.4 million at December 31, 2000. Our interest-earning deposits due from other financial institutions with original maturities of three months or less, totaled $56.3 million at December 31, 2000.

      Investment Portfolio. The following tables set forth the carrying value of our investments at the dates indicated. At December 31, 2000, the market value of our investments was approximately $143.4 million. As allowed by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," we classified our investment in United States Government and agency obligations as available for sale. As a result, such securities are now presented at fair value, as determined by market quotations. The market value of investments includes interest-earning deposits and Federal Home Loan Bank stock at book value, which approximates market value.

                                                           At December 31,
                                                  ------------------------------
                                                    1998       1999       2000
                                                  --------   --------   --------
                                                          (In Thousands)

U.S. Government and agency obligations ........   $ 15,924   $ 26,317   $ 32,020
Investment in trust preferred securities ......     44,488     38,959     38,230
Municipal bonds ...............................      2,900      2,742      2,102
Interest-earning deposits .....................     32,075     19,065     56,323
Federal Home Loan Bank stock ..................     15,658     13,354     14,718
                                                  --------   --------   --------
       Total investments ......................   $111,045   $100,437   $143,393
                                                  ========   ========   ========

      In 1998 we began to diversify our investments in mortgage-backed securities by purchasing investment grade, floating rate trust preferred securities of other financial institutions. In making these investments, we relied on regulations which permit an investment of up to 35% of our assets in "commercial paper and corporate debt securities." In November 1998, the Office of Thrift Supervision ("OTS") issued Thrift Bulletin TB-73, which among other things stated, concerns over investment in trust preferred securities. These concerns included increased interest rate risks, because trust preferred securities generally carry fixed interest rates and some of these securities may have their maturities extended at the issuer's option. As a result, the OTS adopted limitations on investment in trust preferred securities to 15% of a federal savings bank's equity capital. A savings bank may appeal this OTS regulatory limitation under certain circumstances.

      At December 31, 2000, our investment in trust preferred securities totaled $38.2 million, or 2.0% of total assets and 31.8% of our regulatory capital. Our investment policy specifically limits our investment in trust preferred securities to $50 million, and requires that the securities be investment grade and floating rate to improve our interest rate risk. We have asked the OTS to permit us to maintain our investment in trust preferred securities at current levels . We noted in our appeal that our investments had floating interest rates and that the issuers did not have the option to extend the maturities. The OTS has approved our request to maintain our current level of investment in trust preferred securities, but has not approved an increase in our investment.

           Investment Portfolio Maturities. The following table sets forth the scheduled maturities, amortized cost, market values and average yields of our investment securities at December 31, 2000.

                                                                         At December 31, 2000
                                   ------------------------------------------------------------------------------------------------
                                      One Year or Less       One to Three Years      Three to Five Years       Over Five Years
                                   ----------------------  ----------------------  ----------------------   ----------------------
                                               Annualized             Annualized               Annualized              Annualized
                                                Weighted               Weighted                 Weighted                Weighted
                                    Amortized    Average   Amortized   Average     Amortized    Average     Amortized   Average
                                      Cost       Yield        Cost      Yield        Cost        Yield        Cost       Yield
                                    ---------    ------    ---------   ---------   ---------   ----------   ---------   --------
                                                                          (Dollars in Thousands)

Investment securities:
U.S. Government agency
  securities ..................     $ 2,000      5.40%      $15,000     5.55%       $5,000     6.25%        $10,115      8.20%
Investment in trust preferred
   securities .................          --        --            --       --            --       --          40,742      7.37
Municipal bonds ...............         781      3.91           836     3.93           266     3.86             235      3.80
Federal Home Loan Bank stock(2)      14,718      7.75            --       --            --       --              --        --
Interest-earning deposits .....      56,323      6.40            --       --            --       --              --        --
                                    -------      ----       -------     ----        ------     ----         -------      ----
       Total ..................     $73,822      6.62%      $15,836     5.46%       $5,266     6.13%        $51,092      7.52%
                                    =======      ====       =======     ====        ======     ====         =======      ====
                                                At December 31, 2000
                                   ----------------------------------------------
                                                      Total
                                    ---------------------------------------------
                                                                       Annualized
                                                             Average    Weighted
                                    Amortized    Market      Life in    Average
                                      Cost        Value      Years(1)    Yield
                                    ---------    ------      --------    -------
Investment securities:
U.S. Government agency
  securities ..................      $ 32,115     $ 32,020      4.0      6.49%
Investment in trust preferred
   securities .................        40,742       38,230     26.8      7.37
Municipal bonds ...............         2,118        2,102      2.1      3.89
Federal Home Loan Bank stock(2)        14,718       14,718       --      7.75
Interest-earning deposits .....        56,323       56,323       --      6.40
                                     --------     --------     ----      ----
       Total ..................      $146,016     $143,393     16.3      6.79%
                                     ========     ========     ====      ====

----------
(1) Total weighted average life in years is calculated only on United States Government agency securities, corporate debt securities and municipal bonds.
(2) Federal Home Loan Bank stock has no stated maturity, and the interest rate is adjustable.

Sources of Funds

      General. Deposits are the major source of our funds for lending and other investment purposes. In addition to deposits, other sources of funds are the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, our net income from operations and, if needed, advances from the Federal Home Loan Bank. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by market interest rates and other economic conditions. Borrowings may be used on a short-term basis to meet liquidity needs or on a longer-term basis for general business purposes.

      Deposits. We attract consumer and commercial deposits primarily within our market area by offering a broad selection of deposit instruments, including non-interest bearing demand accounts, NOW accounts, passbook savings, money market accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary according to, among other factors, the minimum balance required, the period of time during which the funds must remain on deposit and the interest rate. We regularly evaluate our internal cost of funds, survey rates offered by competing financial institutions, review our cash flow requirements for lending and liquidity, and implement interest rate changes when considered appropriate. We do not obtain deposits through brokers. As a part of our strategy of increasing our business customer base, we have expanded our commercial deposit products and services, particularly variable rate money market accounts, sweep accounts, and other transaction accounts.

      Our deposit growth has benefitted from the expansion of our branch network from 22 branches at December 31, 1998, to 35 branches at December 31, 2000. During this time, the growth in our checking accounts and savings accounts exceeded the growth in our certificates of deposit. Certificates of deposits generally are higher cost, and more interest rate sensitive deposits than checking and savings accounts. At December 31, 2000, certificate of deposit accounts comprised 60.5% of our total deposits, as compared to 71.1% of our total deposits at December 31, 1998.

      Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of our deposit portfolio as of December 31, 2000.

    Weighted                                                                                             Percentage
     Average          Minimum                                            Minimum                          of Total
  Interest Rate        Term         Checking and Savings Deposits        Amounts          Balances        Deposits
  -------------        ----         -----------------------------        -------          --------        --------
                                                                                      (In Thousands)
     0.00%             None         Non-interest bearing demand          $   --        $  127,213            8.49%
     0.79              None         NOW accounts                            100           152,704           10.20
     3.03              None         Passbooks and statement savings         100           149,050            9.95
     5.43              None         Money market accounts                 2,500           161,940           10.81

                                        Certificates of Deposit
                                        -----------------------

     3.97%         0 - 3 months     Fixed term, fixed rate               $1,000        $   20,555            1.37%
     5.68          3 - 6 months     Fixed term, fixed rate                1,000            42,820            2.86
     6.48          6 - 12 months    Fixed term, fixed rate                1,000           559,767           37.37
     6.13         12 - 36 months    Fixed term, fixed rate                1,000           228,350           15.25
     5.99         36 - 60 months    Fixed term, fixed rate                1,000            55,419            3.70
                                                                                       ----------          ------
                                      Total                                            $1,497,818          100.00%
                                                                                       ==========          ======

      Set forth below is information regarding the average balance, cost and weighted average interest rate on our deposits for the periods indicated.

                                                             Years Ended December 31,
                                ---------------------------------------------------------------------------------------
                                                1998                                            1999
                                ---------------------------------------       -----------------------------------------
                                                             Weighted                                        Weighted
          DEPOSIT TYPE                                        Average                                         Average
                                   Average    Interest       Interest           Average      Interest        Interest
                                  Balances     Expense         Rate            Balances      Expense           Rate
                                -----------  -----------    ----------        ----------    ----------      -----------
                                                                                         (Dollars in Thousands)
Non-interest bearing demand      $ 40,933      $    --              --        $   58,287      $    --              --
NOW accounts ..............        87,952          714            0.81%          111,648          542            0.49%
Passbooks .................       114,852        4,195            3.65           139,846        4,080            2.92
Money market accounts .....        42,237        1,346            3.19            62,606        2,190            3.50
Certificates of deposit ...       707,369       38,873            5.50           849,203       44,766            5.27
                                 --------      -------            ----        ----------      -------            ----
     Total ................      $993,343      $45,128            4.54%       $1,221,590      $51,578            4.22%
                                 ========      =======            ====        ==========      =======            ====
                                          Years Ended December 31,
                                                     2000
                                   --------------------------------------
                                                                 Weighted
          DEPOSIT TYPE                                           Average
                                     Average        Interest     Interest
                                     Balances        Expense       Rate
                                   -----------     ----------    ---------

Non-interest bearing demand          $   91,677      $    --         --
NOW accounts ..............             138,383        1,002       0.72%
Passbooks .................             147,348        4,371       2.97
Money market accounts .....             134,354        6,763       5.03
Certificates of deposit ...             888,368       51,754       5.83
                                     ----------      -------       ----
     Total ................          $1,400,130      $63,890       4.56%
                                     ==========      =======       ====

      The following table sets forth our certificates of deposit classified by rates as of the dates indicated.

                                                  At December 31,
                                    --------------------------------------------
                                      1998              1999              2000
                                    --------          --------          --------
  Rate                                           (In Thousands)
  ----

1.01 - 2.00% .............          $  1,018          $    663          $    486
2.01 - 3.00% .............                --                --                --
3.01 - 4.00% .............                 6                --            22,637
4.01 - 5.00% .............           125,019           199,817            18,164
5.01 - 6.00% .............           564,002           573,903           175,796
6.01 - 7.00% .............           106,719           114,007           688,678
7.01 - 8.00% .............               157               152             1,150
8.01 - 9.00% .............                --                --                --
                                    --------          --------          --------
                                    $796,921          $888,542          $906,911
                                    ========          ========          ========

      The following table sets forth the amount and maturities of certificates of deposit at December 31, 2000.

                                                       Amount Due
                          ---------------------------------------------------------------------------
                           Less Than    1-2         2-3       3-4       4-5      After 5
                           One Year    Years       Years     Years     Years      Years       Total
                          ----------   -----       -----     -----     -----      -----       -----
                                                    (In Thousands)
    Rate
    ----
1.01 - 2.00% .........    $    486    $     --    $    --    $   --    $   --    $     --    $    486
2.01 - 3.00% .........          --          --         --        --        --          --          --
3.01 - 4.00% .........      22,621          13          3        --        --          --      22,637
4.01 - 5.00% .........      15,721       1,167          5     1,271        --          --      18,164
5.01 - 6.00% .........     137,678      22,941     10,746     2,876     1,531          24     175,796
6.01 - 7.00% .........     548,029     115,100     22,805       149     1,964         631     688,678
7.01 - 8.00% .........         779         290         81        --        --          --       1,150
                          --------    --------    -------    ------    ------    --------    --------
                          $725,314    $139,511    $33,640    $4,296    $3,495    $    655    $906,911
                          ========    ========    =======    ======    ======    ========    ========

      The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000. These deposits represented 12.1% of our total deposits at December 31, 2000.

            Remaining Maturity                                       Amounts
            ------------------                                       -------
                                                                  (In Thousands)

Three months or less .....................................          $ 41,584
Three through six months .................................            41,573
Six through twelve months ................................            76,094
Over twelve months .......................................            21,793
                                                                    --------
    Total ................................................          $181,044
                                                                    ========

      Deposit flow details components of the increase in total deposits. The net deposit flow for 1999 and 2000 of $200.8 million and $176.3 million, respectively, was less than the 1998 amount of $248.4 million. This was due to our ability in 1999 and 2000, utilizing our expanded retail branch network, to de-emphasize the renewal of higher cost certificates of deposit and to concentrate on acquiring deposits with lower costs such as checking, NOW accounts, savings accounts and lower cost certificates of deposit. The following table sets forth the net changes in our deposits for the periods indicated.

                                                   Year Ended December 31,
                                            ------------------------------------
                                               1998         1999         2000
                                               ----         ----         ----
                                                       (In Thousands)

Deposits ................................   $4,359,705   $6,273,994   $9,054,418
Withdrawals .............................    4,145,444    6,111,033    8,931,174
                                            ----------   ----------   ----------
Net increase before interest credited ...      214,261      162,961      123,244
Interest credited .......................       34,145       37,803       53,064
                                            ----------   ----------   ----------
Net increase in deposits ................   $  248,406   $  200,764   $  176,308
                                            ==========   ==========   ==========

Borrowings

      Savings deposits are the primary source of funds for our lending and investment activities and for general business purposes. If the need arises, we may borrow from the Federal Home Loan Bank of Atlanta and from the Federal Reserve Bank discount window to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Loans from the Federal Home Loan Bank are typically collateralized by our Federal Home Loan Bank stock and a portion of our first mortgage loans. At December 31, 2000, we had $274.4 million of Federal Home Loan Bank advances outstanding. Our borrowings also include $28.8 million of junior subordinated debentures issued in connection with the issuance of 8.375% Cumulative Trust Preferred Securities by Fidelity Capital Trust I.

      The Federal Home Loan Bank functions as a central reserve bank providing credit to us as well as other member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for loans on the security of such stock and certain of our residential mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness are met. The Federal Home Loan Bank offers several different loan programs and each loan program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. All Federal Home Loan Bank advances have fixed interest rates and mature between 3 months and 10 years.

                                                   Year Ended December 31,
                                             -----------------------------------
                                               1998         1999         2000
                                             ---------    --------     ---------
                                                   (Dollars in thousands)

Federal Home Loan Bank advances:
    Maximum month-end balance ...........    $318,527     $310,976     $329,743
    Balance at end of period ............     303,140      247,073      274,365
    Average balance .....................     286,094      294,675      291,691

Weighted average interest rate on:
    Balance at end of period ............        5.94%        5.81%        6.30%
    Average balance for period ..........        6.06%        6.01%        6.26%

Subsidiary Activities

      Fidelity Federal Bank and Trust has wholly-owned subsidiaries. Fidelity Realty and Appraisal Service, Inc., a Florida corporation is primarily engaged in providing appraisal services for Fidelity Federal Bank and Trust and selling our real estate owned. At December 31, 2000, Fidelity Realty and Appraisal Service, Inc. had a cumulative deficit of $167,000. For the years ended December 31, 1999 and 2000, Fidelity Realty and Appraisal Service, Inc. had net losses of $8,000 and $63,000, respectively.

      Our other subsidiary, Florida Consolidated Agency, Inc., a Florida corporation doing business as Fidelity Insurance, was established in 1999. On July 16, 1999, Fidelity Insurance acquired Dunn and Noel, Inc., a full-service insurance agency based in Juno Beach, Florida. Dunn & Noel was founded in 1947, originally as Burns & Company. Fidelity Insurance operates as an independent insurance agency and licensed agents make insurance products available through Fidelity Federal Bank and Trust's branch offices. Licensed representatives also sell a variety of investment products. Fidelity Insurance incurred a net loss for the period from July 16 through December 31, 1999 of $62,000 and net income of $85,000 for the year ended December 31, 2000.

      Fidelity Bankshares, Inc. had one subsidiary, Fidelity Capital Trust I, which was incorporated, in December 1997 as a Delaware chartered statutory business trust. Fidelity Capital Trust I was formed for the purpose of issuing 8.375% Cumulative Trust Preferred Securities (the "Preferred Securities") which represent beneficial interests in Fidelity Capital Trust I. On January 21, 1998, Fidelity Capital Trust I completed the offer and sale of $28.75 million of Preferred Securities. In connection with the offer and sale of the Preferred Securities, Fidelity Bankshares, Inc. issued an equivalent principal amount of 8.375% Junior Subordinated Deferrable Interest Debentures which were sold to Fidelity Capital Trust I for the equivalent of the net proceeds of $27.3 million from the sale of the Preferred Securities. The Junior Subordinated Deferrable Interest Debentures are scheduled to mature on January 31, 2028, at which time the Preferred Securities will be redeemed. The annual interest expense paid on the Junior Subordinated Deferrable Interest Debentures is approximately $2.4 million.

      SAIF-insured federal savings banks are required to provide 30 days advance notice to the OTS and the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured savings bank must also provide the FDIC and the OTS such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the OTS. In addition to other enforcement, and supervision powers, the OTS may determine after notice and opportunity for a hearing that the continuation of a savings bank's ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings bank, or (ii) is inconsistent with law and regulation. Upon the making of such a determination, the OTS may order the savings bank to divest the subsidiary or take other actions.

Personnel

      As of December 31, 2000, we had 553 full-time and 49 part-time employees. None of our employees is represented by a collective bargaining group. We believe our relationship with our employees is good.

      Fidelity Federal Bank and Trust is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision limits the activities in which Fidelity Federal Bank and Trust may engage. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. However, Fidelity Federal Bank and Trust has been advised that it is not the subject of regulatory concern as a result of its examination by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation. Fidelity Federal Bank and Trust also is a member of, and owns stock in, the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Fidelity Federal Bank and Trust also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Fidelity Federal Bank and Trust and prepares reports for the consideration of its board of directors on any operating deficiencies. Fidelity Federal Bank and Trust's relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Fidelity Federal Bank and Trust's mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or the United States Congress, could have a material adverse impact on the results of the operations of Fidelity Bankshares, Inc. and Fidelity Federal Bank and Trust.

Federal Regulation of Savings Institutions

      Business Activities. The activities of federal savings banks are subject to extensive regulation, including restrictions or requirements with respect to loans-to-one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. In particular, many types of loans, such as commercial real estate, commercial business and consumer loans, are limited to a specific percentage of our capital or assets. The description of statutory provisions and regulations applicable to federal savings banks set forth herein does not purport to be a complete description of these statutes and regulations and their effect on Fidelity Federal Bank and Trust.

      Capital Requirements. The Office of Thrift Supervision capital regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio; a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating), and together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Institutions must generally deduct from investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

      The risk-based capital standards for federal savings banks require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighted factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less in tangible assets other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long- term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital may not exceed 100% of core capital.

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2000, Fidelity Federal Bank and Trust met each of its capital requirements.

      Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2000, Fidelity Federal Bank and Trust was in compliance with its loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings association, Fidelity Federal Bank and Trust is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2000, Fidelity Federal Bank and Trust maintained 78.14% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

      Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for OTS approval of a capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

      Any additional capital distributions would require prior OTS approval. If Fidelity Federal Bank and Trust's capital falls below its required levels or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Fidelity Federal Bank and Trust's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

      Liquidity. Fidelity Federal Bank and Trust is required to maintain an average daily balance of specified liquid assets equal to a quarterly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. The current requirement is 4%. Fidelity Federal Bank and Trust's average liquidity ratio for the quarter ended December 31, 2000 was 22.4%, which exceeded the applicable requirements.

      Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Fidelity Federal Bank and Trust received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

      Transactions with Related Parties. Fidelity Federal Bank and Trust's authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders is limited by Sections 23A and 23B of the Federal Reserve Act. The term"affiliates" for these purposes generally means any company that controls or is under common control with an institution, including Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

      Fidelity Federal Bank and Trust's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Fidelity Federal Bank and Trust may make to these persons based, in part, on Fidelity Federal Bank and Trust's capital position, and requires approval procedures to be followed. At December 31, 2000, Fidelity Federal Bank and Trust was in compliance with these regulations.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all"institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under specified circumstances.

      Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Regulatory Action

      Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk- based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the applicable banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

      The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories, based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Fidelity Federal Bank and Trust.

Federal Home Loan Bank System

      The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Fidelity Federal Bank and Trust, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2000, Fidelity Federal Bank and Trust was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2000, Fidelity Federal Bank and Trust was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

      Upon completion of the conversion, Fidelity Bankshares, Inc. will be a non-diversified unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. A non-diversified unitary savings and loan holding company is a savings and loan holding company which controls only one subsidiary savings association and which together with all related activities represented more than 50% of the holding company's consolidated net worth. In addition, the Office of Thrift Supervision has enforcement authority over Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to the subsidiary savings institution.

      Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it may engage, provided that its subsidiary savings bank continued to be a qualified thrift lender. See "--Federal Regulatory Savings Institutions--QTL Test." The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. Fidelity Bankshares, Inc. will not qualify to be grandfathered and will be limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulation.

      Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of Fidelity Federal Bank and Trust and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Prospective Regulation and Legislation

      Regulations that affect Fidelity Federal Bank and Trust and Fidelity Bankshares, Inc. on a daily basis may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who administer those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material impact of the business and operations of Fidelity Federal Bank and Trust and Fidelity Bankshares, Inc.

      Legislation enacted several years ago provided that the Bank Insurance Fund and the Savings Association Insurance Fund would have merged on January 1, 1999 if there were no savings associations as of that date. Congress did not enact legislation eliminating the savings association charter by that date and accordingly, the Bank Insurance Fund and the Savings Association Insurance Fund have not been merged, and we are unable to predict whether such funds will eventually be merged and what effect, if any, that may have on our business.

                                    TAXATION

Federal Taxation

      For federal income tax purposes, Fidelity Bankshares, Inc. and its subsidiary file a consolidated federal income tax return on a calendar year basis, using the accrual method of accounting.

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Fidelity Federal Bank and Trust's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2000, Fidelity Federal Bank and Trust had a balance of approximately $7.4 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

      Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Fidelity Bankshares, Inc. accounts for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred-tax liabilities and assets are adjusted to reflect changes in the tax laws.

      Fidelity Bankshares, Inc. is subject to the corporate alternative minimum tax to the extent it exceeds Fidelity Bankshares, Inc.'s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

State Taxation

      Florida Taxation. Foreign corporations, like Fidelity Bankshares, Inc., pay a 5 1/2% tax on the portion of their net taxable income which is allocable to the State of Florida.

      Delaware Taxation. As a Delaware holding company not earning income in Delaware, Fidelity Bankshares, Inc. is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

      Fidelity Bankshares, Inc. has not been audited by the Internal Revenue Service, the State of Delaware or the State of Florida within the past five years. See Notes 1 and 12 to the Financial Statements.

ITEM 2. PROPERTIES

Property

      At December 31, 2000, we conducted our business through our main banking office located in West Palm Beach, Florida, and 34 full service branch offices located in Palm Beach, Martin and St. Lucie Counties and two loan production offices located in Palm Beach and Indian River Counties. The aggregate net book value of our premises and equipment was $54.4 million at December 31, 2000. In January 2001, we relocated our main administrative office to 205 Datura Street, West Palm Beach, Florida and opened another branch in Palm Beach County.

ITEM 3. LEGAL PROCEEDINGS

      There are various claims and lawsuits in which the Bank is periodically involved incident to our business. We believe that these legal proceedings, in the aggregate, are not material to our financial condition as results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the year ended December 31, 2000 to a vote of securityholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Fidelity Bankshares, Inc. common stock, is currently listed on the Nasdaq National Market under the symbol "FFFL", and there is an established market for such common stock. At December 31, 2000, Fidelity Bankshares, Inc. had 12 market makers.

      The following table sets forth the high and low bid quotations for Fidelity Bankshares, Inc. common stock and cash dividends per share declared for the periods indicated. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. This information has been obtained from monthly statistical summaries provided by the Nasdaq Stock Market. As of December 31, 2000, there were 2,912,584 publicly held shares of Fidelity Bankshares, Inc. common stock issued and outstanding. At December 31, 2000, Fidelity Bankshares, Inc. had approximately 728 stockholders of record.

                                                                   Cash Dividend
Fiscal 2000                                 High Bid     Low Bid     Declared
-----------                                 --------     -------   -------------

Quarter Ended December 31, 2000 ..........   $20.438     $18.000     $  0.25
Quarter Ended September 30, 2000 .........   $20.625     $15.250     $  0.25
Quarter Ended June 30, 2000 ..............   $16.000     $13.750     $  0.25
Quarter Ended March 31, 2000 .............   $15.750     $13.375     $  0.25

Fiscal 1999
-----------

Quarter Ended December 31, 1999 ..........   $16.500     $14.125     $  0.25
Quarter Ended September 30, 1999 .........   $18.750     $15.500     $  0.25
Quarter Ended June 30, 1999 ..............   $18.250     $15.125     $  0.25
Quarter Ended March 31, 1999 .............   $22.625     $17.750     $  0.25

Fiscal 1998
-----------

Quarter Ended December 31, 1998 ..........   $23.750     $18.250     $  0.25
Quarter Ended September 30, 1998 .........   $29.750     $22.000     $  0.25
Quarter Ended June 30, 1998 ..............   $30.750     $27.000     $ 0.225
Quarter Ended March 31, 1998 .............   $34.000     $29.750     $ 0.225

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                   OF FIDELITY BANKSHARES, INC. AND SUBSIDIARY

      The following tables set forth selected consolidated historical financial and other data of Fidelity Bankshares, Inc. for the periods and at the dates indicated. The information at December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000, is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of Fidelity Bankshares, Inc.

                                                                         At December 31,
                                                 -------------------------------------------------------------------
                                                   1996        1997         1998            1999             2000
                                                   ----        ----         ----            ----             ----
                                                             (In thousands, except per share amounts)
Selected Financial Condition Data:
   Total assets ..............................   $873,562   $1,220,267   $1,566,927      $1,718,933      $1,922,897
   Loans receivable, net .....................    661,700      861,257      977,166       1,164,421       1,361,232
   Mortgage-backed securities and
     corporate debt securities ...............    123,599      234,132      433,751         375,171         322,223
   Investment securities(2) ..................     41,740       61,720       66,557          61,478         105,163
   Deposits ..................................    694,718      872,340    1,120,746       1,321,510       1,497,818
   Total borrowings ..........................     83,621      242,871      338,871(1)      290,479(1)      310,005(1)
   Stockholders' equity ......................     81,723       87,387       84,999          83,304          91,651
   Book value per common share ...............   $  12.12   $    12.88   $    12.96      $    12.83      $    14.08
   Tangible book value per common
     share ...................................   $  11.98   $    12.38   $    12.52      $    12.32      $    13.64

----------
(1) Includes $28.8 million of junior subordinated debentures issued in connection with the issuance of 8.375% Cumulative Trust Preferred Securities by Fidelity Capital Trust I.
(2) Includes interest-bearing deposits, government and agency securities and Federal Home Loan Bank stock.

                                                       For the Years Ended December 31,
                                           --------------------------------------------------------
                                           1996(1)       1997       1998      1999           2000
                                           -------      -------   -------   --------      --------
                                                   (In thousands, except per share amounts)
   Selected Operating Data:
      Interest income ..................   $60,240      $72,272   $98,320   $110,925      $132,580
      Interest expense .................    32,131       41,606    64,992     72,255        85,671
                                           -------      -------   -------   --------      --------
      Net interest income ..............    28,109       30,666    33,328     38,670        46,909
      Provision for loan losses ........       164          170        77        463         1,328
                                           -------      -------   -------   --------      --------
      Net interest income after
        provision for loan losses ......    27,945       30,496    33,251     38,207        45,581
                                           -------      -------   -------   --------      --------
      Other income .....................     4,876        4,910     8,690     12,927(2)     12,915(3)
                                           -------      -------   -------   --------      --------
      Non-interest expense .............    26,709(1)    24,235    29,687     36,354        44,912
                                           -------      -------   -------   --------      --------
      Income before taxes ..............     6,112       11,171    12,254     14,780        13,584
      Income tax expense ...............     2,562        4,753     4,842      5,666         5,063
                                           -------      -------   -------   --------      --------
        Net income .....................   $ 3,550(1)   $ 6,418   $ 7,412   $  9,114      $  8,521
                                           =======      =======   =======   ========      ========
      Income per common share:
      Basic ............................   $  0.54(1)   $  0.96   $  1.12   $   1.42      $   1.31
                                           =======      =======   =======   ========      ========
      Diluted ..........................   $  0.53(1)   $  0.95   $  1.10   $   1.40      $   1.31
                                           =======      =======   =======   ========      ========

----------
(1) Fiscal 1996 includes the effect of a one-time savings association insurance fund recapitalization assessment of approximately $3.6 million, or $2.2 million net of taxes. Excluding this non-recurring assessment for the year ended December 31, 1996, total non-interest expenses would have been $23.1 million, net income would have been $5.7 million, basic earnings per share would have been $.86 and diluted earnings per share would have been $.86.
(2) Includes $5.1 million from the sale of property owned by Fidelity Federal Bank and Trust.
(3) Includes $3.7 million from the receipt and sale of 147,232 shares of John Hancock Financial common stock provided to policy holders pursuant to John Hancock Financial's conversion from a mutual (or policy owned insurance company) to a stock insurance company.

                                                                         At and for the Years ended December 31,
                                                     --------------------------------------------------------------------------
                                                       1996            1997           1998           1999             2000
                                                       ----            ----           ----           ----             ----
Selected Financial Ratios and Other Data:
      Return on average assets (ratio of net
        income to average total assets) ........        0.43%(1)         0.64%         0.52%          0.55%(1)          0.46%(1)
      Return on average stockholders'
        equity  (ratio of net income to
        average stockholders' equity) ..........        4.36%(1)         7.62%         8.33%         11.04%(1)          9.97%(1)
      Non-interest income to average assets ....        0.59%            0.49%         0.61%          0.78%             0.70%
      Non-interest expense to average assets ...        3.24%            2.43%         2.08%          2.19%             2.43%
      Net interest rate spread during
        the period .............................        3.30%            3.00%         2.35%          2.45%             2.77%
      Net interest margin (net interest income
        to average interest earning assets) ....        3.62%            3.25%         2.48%          2.47%             2.72%
      Ratio of average interest-earning assets
        to average interest-bearing liabilities       111.54%           105.8%        102.8%        100.51%            99.21%
      Efficiency ratio(2) ......................       80.97%           68.12%        70.65%         70.46%            75.07%
      Dividend payout ratio (3) ................      129.63%           88.54%        84.82%         70.42%            76.34%

Asset Quality Ratios:
      Nonperforming loans to total loans
        at end of period .......................        0.50%            0.37%         0.40%          0.37%             0.37%
      Allowance for loan losses to nonperforming
       loans at end of period ..................       68.37%          102.04%        82.55%         83.08%            98.41%
      Allowance for loan losses to
        total loans at end of period ...........        0.34%            0.38%         0.33%          0.31%             0.36%
      Non-performing assets to total
        assets at end of period ................        0.39%            0.34%         0.31%          0.30%             0.26%
      Ratio of net charge-offs during
        the period to average loans
        outstanding during the period ..........        0.03%            0.04%         0.01%          0.01%             0.00%

Capital Ratios:
      Stockholders' equity to total assets
        at end of period .......................        9.36%            7.16%         5.42%          4.85%             4.77%
      Average stockholders' equity to
        average total assets ...................        9.87%            8.46%         6.25%          4.96%             4.62%
      Tangible capital to tangible assets
        at end of period(4) ....................        9.20%            6.67%         6.65%          6.63%             6.32%
      Core capital to adjusted tangible
        assets at end of period(4) .............        9.20%            6.67%         6.65%          6.63%             6.32%
      Risk-based capital to risk-weighted
        assets at end of period(4) .............       18.26%           14.03%        12.23%         12.19%            11.03%

Other Data:
      Number of branch offices
        at end of period .......................          20               21            22             32                35
      Number of deposit accounts
        at end of period .......................      69,833           82,983        92,561        109,342           127,467

----------
(1) The years 1996, 1999 and 2000 include amounts of non-recurring income/expense described in the footnotes under "Selected Operating Data". Exclusive of these items, return on average assets and return on average stockholders' equity for 1996, 1999 and 2000, respectively, were: return on average assets: 0.70%, 0.36% and 0.34%; return on average equity:
      7.07%, 7.21% and 7.27%.
                                              (Footnotes continued on next page)
(2) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income. Excluding the non-recurring income/expense items, the efficiency ratio for 1996, 1999 and 2000 was 70.06%, 78.23% and 80.00%, respectively.
(3) Ratio does not reflect the waiver of dividends by Fidelity Bankshares, MHC.

                   FIDELITY BANKSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

     The following Consolidated Statements of Operations of Fidelity Bankshares, Inc. for the years ended December 31, 1998, 1999 and 2000, have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report thereon appears elsewhere herein. These statements should be read in conjunction with the consolidated financial statements of Fidelity Bankshares, Inc. and related notes thereto included elsewhere in this Form 10-K.


                                                    Year Ended
                                                    December 31,
                                        ------------------------------------
                                          1998         1999         2000
                                        --------     --------      ---------
                                          (In thousands, except share data)

Interest income:
 Loans.................................  $71,996      $ 81,290      $100,650
 Investment securities.................    1,048         2,215         3,953
 Other investments.....................    3,482         3,109         3,331
 Mortgage-backed and corporate
    debt securities....................   21,794        24,311        24,646
                                         -------      --------      --------
Total interest income..................   98,320       110,925       132,580
                                         -------      --------      --------

Interest expense:
 Deposits..............................   45,128        51,578        63,890
 Advances from Federal Home
   Loan Bank and other borrowings......   19,864        20,677        21,781
                                         -------      --------      --------
Total interest expense.................   64,992        72,255        85,671
                                         -------      --------      --------
Net interest income....................   33,328        38,670        46,909
Provision for loan losses..............       77           463         1,328
                                         -------      --------      --------

Net interest income after provision
  for loan losses......................   33,251        38,207        45,581
                                         -------      --------      --------

Other income:
 Service charges on deposit accounts...    2,519         3,222         4,012
 Fees for other banking services.......    2,220         2,722         4,043
 Net gain on sale of loans,
   mortgage-backed securities and
   investments.........................    2,502           420         1,441
 Gain on sale of property..............       --         5,100            --
 Miscellaneous.........................    1,449         1,463         3,419
                                         -------      --------      --------
Total other income.....................    8,690        12,927        12,915
                                         -------      --------      --------

Operating expense:
 Employee compensation and benefits....   16,422        21,214        26,645
 Occupancy and equipment...............    6,231         7,256         8,913
 Gain on real estate owned.............      (72)         (234)         (142)
 Marketing.............................      767           916         1,281
 Federal deposit insurance premium.....      556           672           277
 Miscellaneous.........................    5,783         6,530         7,938
                                         -------      --------      --------
Total operating expense................   29,687        36,354        44,912
                                         -------      --------      --------

Income before provision for income
  taxes................................   12,254        14,780        13,584
                                         -------      --------      --------
Provision (benefit) for income taxes:
  Current..............................    5,579         5,604         6,761
  Deferred.............................     (737)           62        (1,698)
                                         -------      --------      --------
Total provision for income taxes.......    4,842         5,666         5,063
                                         -------      --------      --------

Net income.............................  $ 7,412      $  9,114      $  8,521
                                         =======      ========      ========
Earnings per share:
  Basic................................    $1.12         $1.42         $1.31
                                         =======      ========      ========
  Diluted..............................    $1.10         $1.40         $1.31
                                         =======      ========      ========


(4) Represents regulatory capital ratios for Fidelity Federal Bank and Trust only.

Changes in Financial Condition

      Comparison of Financial Condition at December 31, 1999 and December 31,
2000

      Our assets increased by $204.0 million from $1.7 billion at December 31, 1999 to $1.9 billion at December 31, 2000. The increase in our assets was primarily attributable to a $196.8 million increase in net loans receivable offset by a $8.4 million decrease in cash and assets available for sale. In addition, we increased our investment in office properties and equipment, primarily for new office sites, by $9.0 million, while all other assets increased by $6.5 million. Funds for the increase in assets were provided primarily by an increase in deposits of $176.3 million and an increase in advances from the Federal Home Loan Bank of $27.3 million. The increases in loans and deposits reflects our branch expansion in our market area. In addition, the increase in our deposits primarily reflects the popularity of our variable rate money market accounts and non-interest bearing NOW accounts which increased by $68.1 million and $62.0 million, respectively. Stockholders' equity at December 31, 2000 was $91.7 million, an increase of $8.3 million from December 31, 1999. This increase primarily consisted of net income for the year of $8.5 million and a decrease in accumulated other comprehensive loss (net of taxes) of $2.1 million, which was partially offset by dividends declared of $2.9 million.

      Comparison of Financial Condition at December 31, 1998 and 1999

      During 1999, our assets increased by $152.0 million. Loans receivable increased by $187.3 million, while cash and cash equivalents increased by $775,000. In addition, we increased our investment in office properties and equipment, primarily for new office sites, by $7.3 million, and other assets increased by $3.2 million, from $13.9 million to $17.1 million. Partially offsetting the increase in total assets was a $48.3 million decrease in assets classified as available for sale. The funds used to provide for the increase in loan growth and investments in properties and equipment included a $58.6 million decrease in mortgage-backed and corporate securities. Deposits increased by $200.8 million from $1.1 billion at December 31, 1998, to $1.3 billion at December 31, 1999. The increase in deposits included $86.1 million from the new branch offices opened during the year. Approximately $56.1 million of the increased deposits were used to reduce our Federal Home Loan Bank advances which decreased from $303.1 million to $247.1 million, while the remaining funds were used to fund asset growth.

      Stockholders' equity decreased by $1.7 million from $85.0 million at December 31, 1998, to $83.3 million at December 31, 1999. The decrease in stockholders' equity was attributable to an increase in accumulated other comprehensive loss (net of taxes) from $318,000 to $6.1 million, reflecting the decline in the fair value of our securities classified as available for sale. Partially offsetting this loss was an increase in our retained earnings of $5.3 million from $52.0 million at December 31, 1998 to $57.3 million at December 31, 1999.

Results of Operations

      Our earnings depend primarily on our level of net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans, mortgage-backed securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and borrowings from the Federal Home Loan Bank of Atlanta. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities. Our earnings are also affected by our level of operating expenses and service charges as well as other expenses, including employee compensation and benefits, occupancy and equipment costs, and deposit insurance premiums.

      Results of Operations for the years ended December 31, 1998, 1999 and 2000

      General. We had net income of $8.5 million, or basic earnings per share of $1.31, for the year ended December 31, 2000. Net income totaled $9.1 million, or basic earnings per share of $1.42, and $7.4 million, or basic earnings per share of $1.12, for 1999 and 1998, respectively. The decrease in net income for the year ended December 31, 2000, as compared to 1999 was attributable primarily to an increase in other operating expenses of $8.6 million, or 23.5% from $36.4 million for the year ended December 31, 1999 to $44.9 million for the year ended December 31, 2000, a $5.1 million gain on the sale of real estate in 1999, and an increase in our provision for loan losses of $865,000 in 2000. Offsetting these increased expenses was an increase in net interest income of $8.2 million to $46.9 million for the year ended December 31, 2000 from $38.7 million in 1999, and a decrease in provision for income taxes of $603,000 from $5.7 million in 1999 to $5.1 million in 2000.

      Interest Income. Interest income increased by $21.7 million, or 19.5%, from $110.9 million for the year ended December 31, 1999, to $132.6 million for the year ended December 31, 2000. The increase in interest income was attributable to a $159.6 million increase in the average balance of interest earning assets from $1.6 billion to $1.7 billion, as well as an increase in the average yield on these assets from 7.10% to 7.70%. The increase in average interest earning assets reflected a $146.9 million increase in the average balance of mortgage loans, a $58.3 million increase in the average balance of consumer and commercial business loans, and a $19.0 million increase in the average balance of investment securities. The increase in the average yield on our interest earning assets also reflected the rising interest rate environment generally during 2000, as well as the changing composition of our loan portfolio which was comprised of an increasing percentage of higher yielding consumer and commercial business loans.

      Interest income from mortgage loans increased by $12.7 million, or 17.9%, from $71.0 million for the year ended December 31, 1999 to $83.7 million for the year ended December 31, 2000. The increase in interest income on mortgage loans was attributable to an increase in the average balance of mortgage loans from $952.7 million to $1.1 billion, as well as an increase in the average yield from 7.45% to 7.61%. Interest income from consumer and commercial business loans increased by $6.7 million, or 64.7%, from $10.3 million for the year ended December 31, 1999 to $17.0 million for the year ended December 31, 2000. The increase was attributable to an increase in the average balance of consumer and commercial business loans from $114.4 million to $172.7 million, and an increase in the average yield of such loans from 9.02% to 9.83%. Interest income from mortgage-backed securities increased slightly from $24.3 million in 1999 to $24.6 million in 2000. Our average balance of mortgage-backed securities decreased from $409.7 million in 1999 to $349.5 million in 2000, as we redeployed funds from maturing mortgage-backed securities into higher yielding loans. The average yield on mortgage-backed securities increased from 5.93% to 7.05%.

The increase in the average yield of our mortgage-backed securities portfolio resulted from our investment in adjustable rate securities, which repriced upward as a result of the general increase in market interest rates during the period. Interest income from investments increased $1.7 million from $2.2 million in 1999 to $4.0 million in 2000. The increase was attributable to an increase in average balance of investments from $36.2 million to $55.2 million, as well as an increase in the average yield from 6.12% to 7.16%. Interest income from other investments, consisting of interest-earning deposits in other financial institutions and Federal Home Loan Bank stock, increased $222,000, from $3.1 million in 1999 to $3.3 million in 2000. The increase reflected an increase in the average yield of other investments from 6.22% to 7.33%.

      Interest income increased by $12.6 million, or 12.8%, from $98.3 million for the year ended December 31, 1998, to $110.9 million for the year ended December 31, 1999. The increase in interest income was principally attributable to an increase of $217.2 million in the average balance of interest-earning assets from $1.3 billion to $1.6 billion, offset in part, by a decrease in the average yield from 7.31% to 7.10%. The increase in average interest-earning assets was primarily the result of a $149.5 million increase in the average balance of loans and a $52.2 million increase in the average balance of mortgage-backed securities. Also contributing to this increase was an increase in the average balance of investment securities of $17.7 million. While the average balance of mortgage-backed securities increased from $357.4 million in 1998 to $409.7 million in 1999, income derived from these investments was partially offset by a decrease in the average yield on these securities from 6.10% for the year ended December 31, 1998 to 5.93% for the year ended December 31, 1999.

      Interest income from mortgage loans increased by $6.8 million, or 10.6%, from $64.1 million for the year ended December 31, 1998, to $71.0 million for the year ended December 31, 1999, primarily because of an increase in the average balance of mortgage loans from $834.1 million in 1998, to $952.7 million in 1999. Interest income from consumer and commercial business loans increased by $2.5 million, from $7.9 million in 1998 to $10.4 million in 1999. The principal reason for this increase was a 36.9% increase in the average balance of such loans from $83.6 million in 1998 to $114.4 million in 1999. Interest income on mortgage-backed securities increased by $2.5 million from $21.8 million to $24.3 million. The increase in interest income on mortgage-backed securities was caused by a $52.2 million increase in the average balance of such securities from $357.4 million to $409.7 million, which was partially offset by a decrease in the average yield from 6.10% for the year ended December 31, 1998 to 5.93% for the year ended December 31, 1999. The decrease in the average yield reflected management's decision to purchase short-and medium-term mortgage-backed securities. Interest income on investment securities increased by $1.2 million as a result of an increase in the average balance of these securities from $18.5 million in 1998 to $36.2 million in 1999, and an increase in the average yield of such securities from 5.66% to 6.12%. Income from other investments, consisting of interest-earning deposits in other financial institutions and Federal Home Loan Bank stock, decreased by $373,000, from $3.5 million in 1998 to $3.1 million for the year ended December 31, 1999. The decrease in income from other investments was due to a $2.2 million, or 4.1%, decrease in the average balances of these investments from 1998 to 1999, and a decrease in the average yield from 6.68% to 6.22%.

      Interest Expense. Interest expense increased by $13.4 million, or 18.6%, from $72.3 million for the year ended December 31, 1999 to $85.7 million for the year ended December 31, 2000. The increase in interest expense was attributable to an increase in the average balance of interest-bearing deposits of $178.5 million, or 14.6%, from $1.2 billion in 1999 to $1.4 billion in 2000. The increase in the average balance of deposits reflected the introduction and depositor acceptance of our variable rate money market accounts and non-interest bearing NOW accounts. In addition, the average cost of deposits increased from 4.22% in 1999 to 4.56% in 2000. Borrowed funds increased $1.1 million, from $20.7 million in 1999 to $21.8 million in 2000. The increase in interest expense from borrowed funds was attributable to the increase in the average balance of such funds from $333.4 million in 1999 to $336.0 million in 2000, as well as an increase in average cost from 6.20% to 6.48%.

      Interest expense increased by $7.3 million or 11.2%, from $65.0 million for the year ended December 31, 1998 to $72.3 million for the year ended December 31, 1999. The increase was attributable to an increase in the average balance of interest-bearing deposits of $228.2 million. Approximately 54% of the increase in deposits for 1999 was in core deposits, consisting of money market accounts, passbooks, non- interest bearing demand accounts and NOW accounts. The increase in interest expense resulting from the increase in the average balance of interest bearing deposits was partially offset by a decrease in the average cost of deposits from 4.54% to 4.22%. The average balance of Federal Home Loan Bank advances and other borrowings increased by $17.5 million, from $315.9 million in 1998, to $333.4 million in 1999. We increased our Federal Home Loan Bank advances primarily to fund our increased investments in mortgage- backed securities and corporate debt securities.

      Net Interest Income. Net interest income increased from $38.7 million for 1999 to $46.9 million for the year ended December 31, 2000, representing an increase of $8.2 million, or 21.3%. The increase in net interest income resulted from an increase in our net interest rate spread from 2.45% to 2.77%, which was partially offset by a decrease in the ratio of our average interest-earning assets to average interest-bearing liabilities from 100.51% to 99.21%. The increase in our interest rate spread primarily reflected increased originations of higher yielding consumer and commercial business loans and an increase in the average yield on our mortgage loan portfolio.

      Net interest income increased from $33.3 million for 1998 to $38.7 million for the year ended December 31, 1999, representing an increase of $5.4 million, or 16.2%. The increase in net interest income resulted from an increase in the average balance of loans receivable, and an increase in our net interest rate spread from 2.35% to 2.45%.

      Provision for Loan Losses. Our provision for loan losses increased by $865,000, from $463,000 in 1999 to $1.3 million in 2000, principally to reflect increased originations of commercial real estate loans, commercial business loans and consumer loans. Our total allowance for loan losses at December 31, 2000 was $4.9 million and is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. Our ratio of non- performing loans to total loans was 0.37% at December 31, 2000.

      Our provision for loan losses increased by $386,000, from $77,000 for the year ended December 31, 1998 to $463,000 for the year ended December 31, 1999, principally as the result of increased originations of commercial real estate loans, consumer loans and commercial business loans. Our total allowance for loan losses at December 31, 1999 totaled $3.6 million. Our ratio of non-performing loans to total loans was 0.40% and 0.37% at December 31, 1998 and 1999, respectively.

      Our financial statements are prepared in accordance with generally accepted accounting principles and, accordingly, allowances for loan losses are based on management's estimate of the losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our loan portfolio. General valuation allowances are added to our capital for purposes of computing our regulatory risk-based capital. We regularly review our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. We are increasing our origination of commercial business loans, consumer loans and commercial real estate loans, and such loans traditionally have a higher risk of loss than residential mortgage loans. Accordingly, our provision for loan losses is likely to increase in future periods.

      Other Income. Other income remained stable at $12.9 million for each of the years ended December 31, 2000 and 1999. The biggest increase in other income was due to a $2.0 million increase in other miscellaneous income, which resulted primarily from the receipt at no cost of 147,232 shares of John Hancock Financial common stock, valued at $17.00 per share, which we received in connection with John Hancock Financial's conversion from a mutual to a stock insurance company. We received these shares as a result of our ownership of various life insurance policies issued by John Hancock Financial. Service charges on deposit accounts increased $790,000, from $3.2 million to $4.0 million. Fees for other banking services increased by $1.3 million, from $2.7 million to $4.0 million. Net gain on sale of loans, investments and mortgage-backed securities also increased by $1.0 million from $420,000 to $1.4 million, due to the sale of 147,232 shares of John Hancock Financial common stock, resulting in a profit of $1.2 million.

      Other income increased by $4.2 million from $8.7 million for the year ended December 31, 1998 to $12.9 million for the year ended December 31, 1999. This increase was primarily due to the gain on sale of property of $5.1 million, which resulted from the sale of our downtown West Palm Beach property in December 1999. Also contributing to this increase was an increase in servicing income and other fees of $1.2 million. Partially offsetting these increases was a decrease in net gain on sale of loans, mortgage-backed securities and investments of $2.1 million for the year ended December 31, 1999, compared to 1998.

      Operating Expense. Operating expense increased by $8.6 million, or 23.5% from $36.4 million for the year ended December 31, 1999, to $44.9 million for the year ended December 31, 2000. Operating expense for the year ended 2000 included the expenses associated with opening and operating eight new full service offices which were in operation for only part of 1999. Employee compensation and benefits expense increased $5.4 million, from $21.2 million in 1999 to $26.6 million in 2000. This increase, which includes normal salary increases, resulted primarily from hiring additional personnel in connection with our branch expansion in 1999 and 2000, and from expanding the staff of our commercial loan department to enhance our commercial lending capabilities. As a result, our full time equivalent employees increased by 72 persons, from 506 at December 31, 1999 to 578 at December 31, 2000. Also contributing to the increase in employee compensation and benefits expense was increased health care costs. Health care costs increased by $846,000 from 1999 to 2000. Occupancy and equipment costs increased by $1.6 million, from $7.3 million to $8.9 million. The increase in occupancy and equipment costs reflected increases in real estate taxes and assessments on our properties as well as depreciation expenses relating to our new computer equipment and new branch office facilities opened during the latter part of 1999 and 2000. Marketing expense increased $365,000 from $916,000 in 1999 to $1.3 million in 2000, and miscellaneous operating expense increased by $1.4 million, from $6.5 million in 1999 to $7.9 million in 2000. The increase in miscellaneous operating expense reflects costs associated with Fidelity Federal Bank and Trust's name change from Fidelity Federal Savings Bank of Florida. In addition, increased costs incurred as a result of expanding our branch franchise included costs to provide our additional branches with supplies, increased postage costs, higher armored-car expense and telephone expense. Also contributing to our increased operating expense was a decrease in the gain on real estate owned of $92,000. These increases were partially offset by a decrease in our federal deposit insurance premium of $395,000, from $672,000 in 1999 to $277,000 in 2000.

      We plan to expand and enhance our depository and lending products and services for individuals and businesses, including the establishment of full service internet banking services. In February 2001, we entered into contracts with service providers to substantially upgrade our data processing services. We expect to incur $2.4 million in costs during 2001 as result of this effort. Of this amount, we will incur a one-time charge in the first quarter of 2001 of approximately $1.1 million. The remaining $1.3 million, consisting principally of hardware and software purchases, will be incurred throughout 2001 and will be capitalized and expensed over the estimated useful lives of the related assets, in conformity with generally accepted accounting principles.

      Operating expense increased by $6.7 million, or 22.5% to $36.4 million for the year ended December 31, 1999, as compared to the year ended December 31, 1998. Employee compensation and benefits, which increased by 29.2%, represented $4.8 million of this increase. The increase in compensation and benefits, which includes normal salary increases, was due mainly to the hiring of additional personnel in connection with our 1999 branch expansion and from expanding the staff of our commercial loan department to enhance our commercial lending capabilities. As a result, the number of our full-time equivalent employees increased by 113, or 28.8%, in 1999, from 393 to 506. Our occupancy and equipment costs increased by $1.0 million in 1998, due in part to increases in real estate taxes on our properties, along with additional depreciation expenses relating to new computer equipment and new branch office facilities opened during 1999. Also contributing to the increase in operating expenses were increases in marketing costs of $149,000, federal deposit insurance premiums of $116,000 and miscellaneous expenses of $747,000. The increases in other operating expenses, such as $220,000 in stationery and supplies, $118,000 in telephone expense and $93,000 in postage resulted primarily from the operation of branches opened in 1999. These increases were partially offset by an increase in gains on the sale of real estate owned of $162,000 for the year ended December 31, 1999, compared to 1998.

      Income Taxes. Provision for income taxes decreased $603,000 from $5.7 million in 1999 to $5.1 million in 2000. The decrease in the provision for income taxes was attributable to a decrease in income before the provision for income taxes of $1.2 million, from $14.8 million in 1999 to $13.6 million in 2000.

      Our provision for income taxes increased by $824,000 to $5.7 million for the year ended December 31, 1999, compared to the year ended December 31, 1998. This increase was attributable to an increase of $2.5 million in income before provision for income tax to $14.8 million in 1999, from $12.3 million in 1998, which was partially offset by a decrease in our effective income tax rate.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

      The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollar and rates, and the net interest margin. No tax-equivalent adjustments have been made and all average balances are daily average balances. Non-accruing loans have been included in the yield calculations in this table and dividends received are included as interest income.

                                                                     For the Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                    1998                           1999                            2000
                                       ----------------------------  ------------------------------  -------------------------------
                                                            Average                         Average                          Average
                                        Average             Yield/     Average              Yield/    Average                 Yield/
                                        Balance   Interest   Cost      Balance    Interest   Cost     Balance     Interest    Cost
                                        -------   --------  -------    -------    --------  -------   -------     --------   -------
                                                                           (Dollars in Thousands)
Interest-earning assets:
   Mortgage loans ..................   $  834,065  $64,146   7.69%   $  952,715   $ 70,975    7.45%   $1,099,636   $ 83,663    7.61%
   Consumer and commercial
      business loans ...............       83,582    7,850   9.39       114,392     10,315    9.02       172,726     16,987    9.83
   Mortgage-backed securities(1) ...      357,448   21,794   6.10       409,653     24,311    5.93       349,498     24,646    7.05
   Investment securities ...........       18,527    1,048   5.66        36,197      2,215    6.12        55,196      3,953    7.16
   Other investments(2) ............       52,147    3,482   6.68        49,984      3,109    6.22        45,471      3,331    7.33
                                       ----------  -------           ----------   --------            ----------   --------
     Total interest-earning assets .    1,345,769   98,320   7.31     1,562,941    110,925    7.10     1,722,527    132,580    7.70
Non-interest-earning assets ........       78,409                       100,299                          127,430
                                       ----------                    ----------                       ----------
      Total assets .................   $1,424,178                    $1,663,240                       $1,849,957
                                       ==========                    ==========                       ==========

Interest-bearing liabilities:
   Deposits ........................   $  993,343  $45,128   4.54%   $1,221,590   $ 51,578    4.22%   $1,400,130   $ 63,890    4.56%
   Borrowed funds ..................      315,907   19,864   6.29       333,439     20,677    6.20       336,065     21,781    6.48
                                       ----------  -------           ----------   --------            ----------   --------
      Total interest-bearing
         liabilities ...............    1,309,250   64,992   4.96     1,555,029     72,255    4.65     1,736,195     85,671    4.93
Non-interest bearing liabilities ...       25,954                        25,644                           28,301
                                       ----------                    ----------                       ----------
      Total liabilities ............    1,335,204                     1,580,673                        1,764,496
Stockholders' equity ...............       88,974                        82,567                           85,461
                                       ----------                    ----------                       ----------
       Total liabilities and
          stockholders' equity .....   $1,424,178                    $1,663,240                       $1,849,957
                                       ==========                    ==========                       ==========

Net interest income ................               $33,328                        $ 38,670                         $ 46,909
                                                   =======                        ========                         ========
Net interest rate spread(3) ........                         2.35%                            2.45%                            2.77%
                                                            =====                           ======                            =====
Net interest margin(4) .............                         2.48%                            2.47%                            2.72%
                                                            =====                           ======                            =====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities ......................                        102.8%                          100.51%                           99.21%
                                                            =====                           ======                            =====

                                                           At December 31, 2000
                                                         -----------------------
                                                          Actual         Yield/
                                                          Balance         Cost
                                                          -------         ----
                                                         (Dollars in Thousands)
Interest-earning assets:
   Mortgage loans .................................      $1,123,301       7.84%
   Consumer and commercial
      business loans ..............................         237,931       9.28%
   Mortgage-backed securities(1) ..................         322,223       7.24%
   Investment securities ..........................          34,122       6.32%
   Other investments(2) ...........................          71,041       6.68%
                                                         ----------
     Total interest-earning assets ................       1,788,618       7.85%
Non-interest-earning assets .......................         134,279
                                                         ----------
      Total assets ................................      $1,922,897
                                                         ==========
Interest-bearing liabilities:
   Deposits .......................................      $1,497,818       4.77%
   Borrowed funds .................................         310,005       6.50%
                                                         ----------
      Total interest-bearing
         liabilities ..............................       1,807,823       5.07%
Non-interest bearing liabilities ..................          23,423
                                                         ----------
      Total liabilities ...........................       1,831,246
Stockholders' equity ..............................          91,651
                                                         ----------
       Total liabilities and
         stockholders' equity .....................      $1,922,897
                                                         ==========

Net interest rate spread(3) .......................                       2.78%
                                                                         =====
Net interest margin(4) ............................                       2.74%
                                                                         =====
Ratio of interest-earning
  assets to interest-bearing
  liabilities .....................................                      98.94%
                                                                         =====

                                                        (Footnotes on next page)
----------

(1)   Includes corporate debt securities.
(2) Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank stock.
(3) Net interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of interest-earning assets.

Rate/Volume Analysis

      The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old average volume); (iii) the allocation of changes in rate and volume; and (iv) the net change.

                                                                          Years Ended December 31,
                                        -------------------------------------------------------------------------------------------
                                                      1999 vs. 1998                             2000 vs. 1999
                                        -------------------------------------------------------------------------------------------
                                              Increase/(Decrease)                             Increase/(Decrease)
                                                    Due to                                          Due to
                                        -------------------------------      Total       ---------------------------     Total
                                                                  Rate/     Increase                          Rate/     Increase
                                         Volume        Rate      Volume    (Decrease)    Volume      Rate     Volume    (Decrease)
                                         ------        ----      ------    ----------    ------      ----     ------    ----------
                                                                          (In Thousands)
Interest income:
  Mortgage loans ...................    $  9,125     $(2,010)    $(286)    $  6,829     $ 10,945     $1,510    $ 233     $12,688
  Consumer and commercial
    business loans .................       2,894        (314)     (115)       2,465        5,260        935      477       6,672
  Mortgage-backed securities .......       3,183        (581)      (85)       2,517       (3,570)     4,577     (672)        335
  Investment securities ............       1,000          85        82        1,167        1,163        377      198       1,738
  Other investments ................        (144)       (239)       10         (373)        (281)       553      (50)        222
                                        --------     -------     -----     --------     --------     ------    -----     -------

  Total interest-earning assets ....      16,058      (3,059)     (394)      12,605       13,517      7,952      186      21,655
                                        --------     -------     -----     --------     --------     ------    -----     -------

Interest expense:
  Deposits .........................      10,369      (3,187)     (732)       6,450        7,538      4,165      609      12,312
  Borrowed funds ...................       1,102        (274)      (15)         813          163        934        7       1,104
                                        --------     -------     -----     --------     --------     ------    -----     -------

  Total interest-bearing liabilities      11,471      (3,461)     (747)       7,263        7,701      5,099      616      13,416
                                        --------     -------     -----     --------     --------     ------    -----     -------
Change in net interest income ......    $  4,587     $   402     $ 353     $  5,342     $  5,816     $2,853    $(430)    $ 8,239
                                        ========     =======     =====     ========     ========     ======    =====     =======

Asset and Liability Management - Interest Rate Sensitivity Analysis

      The majority of our assets and liabilities are monetary in nature, which subjects us to significant interest rate risk. As stated above, the majority of our interest-bearing liabilities and nearly all of our interest-earning assets are held by Fidelity Federal Bank and Trust and, therefore, nearly all of our interest rate risk is at the Fidelity Federal Bank and Trust level.

      We monitor interest rate risk by various methods, including analyzing changes in Market Value of Portfolio Equity ("MVPE") which analysis, compared to similar calculations performed by the Office of Thrift Supervision, are reviewed with the Board of Directors' on a quarterly basis. MVPE is generally defined as the difference between the market value of our interest rate sensitive assets and the market value of our interest rate sensitive liabilities. We use an internal model that generates estimates of our MVPE over a range of interest rate scenarios. The model calculates MVPE essentially by discounting the cash flows from our assets and liabilities to present value using current market rates, and adjusting those discount rates accordingly for various interest rate scenarios.

      The following table sets forth our estimated internal calculations of MVPE as of December 31, 2000.

          Changes in Rates                Market Value of Portfolio Equity
       ----------------------    ---------------------------------------------
           (Basis Points)          $Amount           $Change         % Change
       ----------------------    -----------     --------------     ----------
                                             (Dollars in Thousands)

               +200 bp           $  217,566        $  (23,091)         -9.6%
               +100 bp           $  236,277        $   (4,380)         -1.8%
                 -0-             $  240,657        $        0           0.0%
               -100 bp           $  233,010        $   (7,647)         -3.2%
               -200 bp           $  219,967        $  (20,690)         -8.6%

      Fidelity Federal Bank and Trust's internal calculation of MVPE at December 31, 2000 shows the negative effects of rate caps and floors in certain interest earning assets and particularly interest bearing liabilities in both rising and falling interest rate scenarios. As shown in the previous table, MVPE was negatively affected in both rising and falling rate scenarios as a result of these interest rate caps and floors. In preparing the MVPE table above, we have estimated prepayment rates for our loans ranging from 8% to 19%, depending on the interest rate scenario and loan type. These rates are management's best estimate based on prior repayment experience.

      Decay rates for liabilities indicate an assumed annual rate at which an interest-bearing liability will be withdrawn in favor of an account with a more favorable interest rate. Decay rates have been assumed for NOW accounts, passbook and money market deposits. During 1999, we contracted with a third-party consultant to perform an analysis of our core deposit accounts and updated this analysis in 2000. The purpose of this analysis was to obtain an estimate of the actual deposit balance trends over various interest rate scenarios during the previous five years and to use that data to provide a forecast of future balance trends over various interest rate scenarios. The following decay rates are based on this analysis.

                                            6
                                          Months   1 Year     3 Years    5 Years
                                Within 6  Through  Through    Through    Through    Over 10
                                 Months   1 Year   3 Years    5 Years    10 Years    Years
NOW accounts                      .88%     .88%      .68%      .67%        1.69%    100.00%
Passbook, club accounts           .00%     .00%      .27%      .77%        1.95%    100.00%
Money market deposit accounts    1.56%    1.56%      .00%      .00%        0.00%    100.00%

      The above assumptions are estimates of annual percentages based on remaining balances. Although management believes these deposit decay rates are a reasonable estimate of future deposit trends based on past performance, they should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by us in any given period. Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect how actual yields and costs respond to changes in market rates. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Also, the changes in the contractual interest rates of our assets and liabilities may not occur at the same time as changes in market interest rates. Additionally, certain assets, such as adjustable rate ("ARM") loans, have features that restrict changes in interest rates on a short- term basis and over the life of the assets. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the above table. Management also has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of the assets and liabilities, there can be no assurance that the fair values presented would be indicative of the value negotiated in an actual sale.

      While the above table provides an estimate of our interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on our MVPE, as actual results may vary. At December 31, 2000, we were not required by the OTS to hold additional risk-based capital for interest rate risk-purposes.

      In recent years our policy has been to reduce our exposure to interest rate risk generally by better matching the maturities of our interest rate sensitive assets and liabilities, and by originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments. However, particularly in a low-interest-rate environment, borrowers typically prefer fixed rate loans to ARM loans. We do not solicit high-rate jumbo certificates or brokered funds.

Liquidity and Capital Resources

      Fidelity Federal Bank and Trust is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required liquidity ratio currently is 4.0% of assets. Our liquidity ratio averaged 22.35% during the month of December 1999 and 21.3% during the month of December 2000. Liquidity ratios averaged 30.12% and 21.62% and 20.0% for the years ended December 31, 1998, 1999 and 2000, respectively. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and loan to fund commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

      Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the Federal Home Loan Bank of Atlanta amounted to $32.1 million, $19.1 million and $56.3 million at December 31, 1998, 1999 and 2000, respectively. Other assets qualifying for liquidity purposes at December 31, 1998, 1999 and 2000, totaled $313.8 million, $286.0 million, and $265.6 million, respectively. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements.

      A major portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Atlanta.

      Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta which provide an additional source of funds. At December 31, 2000, we had $274.4 million in advances from the Federal Home Loan Bank of Atlanta. We borrow from the Federal Home Loan Bank of Atlanta in order to reduce interest rate risk, and for liquidity purposes.

      At December 31, 2000, we had outstanding loan commitments of $96.6 million to originate and/or purchase mortgage loans. This amount does not include the unfunded portion of loans in process. At December 31, 2000, certificates of deposit scheduled to mature in less than one year, totaled $725.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with Fidelity Federal Bank and Trust, although there can be no assurance that this will be the case or that the cost of such deposits could be significantly higher.

      We recently completed the latest phase of our market expansion program as of December 31, 2000, and we do not have any current commitments for capital expenditures relating to our branch expansion. We expect to use approximately $1.3 million of the net proceeds from the stock offering to complete an upgrade of our computer operations.

Impact of Inflation and Changing Prices

      The consolidated financial statements of Fidelity Bankshares, Inc. and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of Fidelity Federal Bank and Trust's operations. Unlike most industrial companies, nearly all the assets and liabilities of Fidelity Federal Bank and Trust are monetary. As a result, interest rates have a greater impact on Fidelity Federal Bank and Trust's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as changes in the price of goods and services.

Impact of New Accounting Issues

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 (as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities on its balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time they adopt SFAS No. 133. In June of 1999, FASB issued SFAS No. 137 "Deferral of the Effective Date of FASB Statement No. 133," which makes SFAS 133 effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and, accordingly, applies to Fidelity Bankshares, Inc. beginning on January 1, 2001. Management does not believe that Fidelity Bankshares, Inc. or its subsidiaries is a party to any transactions involving derivatives as defined by SFAS No. 133.

      In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered, or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Fidelity Bankshares, Inc. does not expect adoption of this standard to have a material effect on Fidelity Bankshares, Inc.'s consolidated financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE ANALYSIS OF MARKET RISK

      For information regarding market risk see Item 7- "Management's Discussion and Analysis of Financial Conditions and Results of Operation".

ITEM 8. FINANCIAL STATEMENTS

      The financial statements identified in Item 14(a)(1) hereof are included as Exhibit 99.1 and are incorporated hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2000.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

                     MANAGEMENT OF FIDELITY BANKSHARES, INC.
Directors

      The Board of Directors of Fidelity Bankshares, Inc. is divided into three classes and is elected by stockholders of Fidelity Bankshares, Inc. for staggered three-year terms, or until their successors are elected and qualified. One class of directors, consisting of directors Paul C. Bremer, F. Ted Brown, Jr. and Karl H. Watson, have terms of office expiring in 2001; a second class, consisting of directors Keith D. Beaty and Joseph B. Shearouse, Jr., have terms of office expiring in 2002; and a third class, consisting of directors Vince A. Elhilow and Donald E. Warren, M.D., have a term of office expiring in 2003. The following table sets forth certain information regarding the composition of the Board of Directors as of December 31, 2000, including their terms of office:

                                      Position Held at                             Current Term
         Name               Age   Fidelity Bankshares, Inc.    Director Since (1)    to Expire
---------------------      -----  -------------------------    ------------------  ------------
Vince A. Elhilow            61         President and
                                   Chief Executive Officer            1984             2003
Joseph B. Shearouse, Jr.    77      Chairman of the Board             1961             2002
Keith D. Beaty              50            Director                    1992             2002
Paul C.  Bremer             57            Director                    2000             2001
F. Ted Brown, Jr.           71            Director                    1990             2001
Donald E. Warren, M.D.      73            Director                    1979             2003
Karl H. Watson              59            Director                    1999             2001

----------

(1) Reflects initial appointment to Fidelity Bankshares, Inc.'s predecessor, Fidelity Federal Savings Bank of Florida.

      The principal occupations of each director and executive officer of Fidelity Bankshares, Inc. during at least the past five years is set forth below.

      Vince A. Elhilow has been President of Fidelity Federal Bank and Trust since 1987 and Chief Executive Officer of Fidelity Federal Bank and Trust since 1992. Prior to his appointment as President of Fidelity Federal Bank and Trust, Mr. Elhilow was manager of the Mortgage Loan Department from 1973 to 1992 and Executive Vice President and Chief Operating Officer from 1981 to 1987. Mr. Elhilow joined Fidelity Federal Bank and Trust in January 1963 and has been a Director since 1984.

      Joseph B. Shearouse, Jr. is Chairman of the Board of Directors. Mr. Shearouse joined Fidelity Federal Bank and Trust in 1954 and has held various positions in Fidelity Federal Bank and Trust. Mr. Shearouse became Chairman of the Board of Fidelity Federal Bank and Trust in 1987 and was President of Fidelity Federal Bank and Trust from 1974 to 1987. Mr. Shearouse has been a director of Fidelity Federal Bank and Trust since 1961. Mr. Shearouse retired as an active officer of Fidelity Federal Bank and Trust on January 31, 1995, but has continued as Chairman of the Board.

      Keith D. Beaty is the President and Chief Executive Officer of Implant Innovations, Inc. a distributor of dental implants, located in West Palm Beach. Mr. Beaty has been a director of Fidelity Federal Bank and Trust since 1992.

      Paul C. Bremer is a retired certified public accountant. From 1979 until his retirement in 2000, Mr. Bremer was a partner with the accounting firm of Ernst & Young. Mr. Bremer was appointed to the Board of Directors in August 2000.

      F. Ted Brown, Jr. is the President of Ted Brown Real Estate, Inc., located in North Palm Beach. Mr. Brown has been a director of Fidelity Federal Bank and Trust since 1990.

      Donald E. Warren, M.D. is a retired physician who practiced in West Palm Beach for over 36 years. He was associated with Intracoastal Health Systems until his retirement in November 1996. Dr. Warren has been a director of Fidelity Federal Bank and Trust since 1979.

      Karl H. Watson is President of the Quarries, Cement and Construction Division, CSR Rinker, a concrete and building materials company based in West Palm Beach. Mr. Watson has been with CSR Rinker for over 35 years. Mr. Watson was appointed to the Board of Directors on January 19, 1999.

      Richard D. Aldred has served as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Aldred has been employed by Fidelity Federal Bank and Trust for 16 years.

      Joseph C. Bova has served as Executive Vice President and Lending Operations Manager. Mr. Bova has been employed by Fidelity Federal Bank and Trust for 29 years.

      Robert L. Fugate has served as Executive Vice President and Banking Operations Manager. Mr. Fugate has been employed by Fidelity Federal Bank and Trust for 28 years.

      Christopher H. Cook became Executive Vice President and corporate counsel in 1996. Prior to that time, Mr. Cook was a partner with the law firm of Brackett, Cook, Sned, Welch, D'Angio, Tucker & Farach, P.A.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid for services during the years ended December 31, 2000, 1999 and 1998 to Fidelity Bankshares, Inc.'s Chief Executive Officer and Fidelity Bankshares, Inc.'s five most highly compensated executive officers other than the Chief Executive Officer.

====================================================================================================================================
                                                       Summary Compensation Table
====================================================================================================================================
                                                                                                    Long-Term
                                          Annual Compensation                                 Compensation Awards
--------------------------------------------------------------------------------------   ------------------------------
                                                                              Other      Restricted
                                                                              Annual       Stock      Options            All Other
         Name and                   Year Ended      Salary        Bonus    Compensation   Award(s)     /SARs            Compensation
    Principal Position              December 31,    ($)(1)       ($)(2)     ($)(3)(4)      ($)          (#)    Payouts     ($)(5)
------------------------------------------------------------------------------------------------------------------------------------
Vince A. Elhilow                        2000       $316,800     $159,853     $39,707        --          --        --      $ 45,022
President and Chief                     1999        292,000       26,922      39,362        --          --        --       134,994
Executive Officer                       1998        270,000       22,441      39,699        --          --        --       103,639
------------------------------------------------------------------------------------------------------------------------------------
J. Robert McDonald                      2000       $152,000     $ 20,338     $13,598        --          --        --      $ 27,671
Executive Vice                          1999        143,500       13,230      14,717        --          --        --        44,229
President--                             1998        133,500       11,096      14,148        --          --        --        60,970
Appraisal; President
of FRAS
------------------------------------------------------------------------------------------------------------------------------------
Richard D. Aldred                       2000       $169,000     $ 49,597     $ 3,050        --          --        --      $ 30,077
Executive Vice                          1999        157,000       14,475       2,770        --          --        --        41,374
President--Finance                      1998        145,000       12,052       2,676        --          --        --        48,441
------------------------------------------------------------------------------------------------------------------------------------
Joseph C. Bova                          2000       $165,000     $ 49,597     $11,938        --          --        --      $ 29,318
Executive Vice                          1999        150,000       13,830      11,878        --          --        --        46,390
President--Lending                      1998        133,000       11,054      10,732        --          --        --        50,953
Operations
------------------------------------------------------------------------------------------------------------------------------------
Robert L. Fugate                        2000       $162,000     $ 49,597     $ 6,314        --          --        --      $ 28,581
Executive Vice                          1999        147,000       13,553       6,039        --          --        --        36,406
President--Banking                      1998        129,500       10,763       6,838        --          --        --        45,978
Operations Manager
------------------------------------------------------------------------------------------------------------------------------------
Christopher C. Cook                     2000       $169,000     $ 49,597     $ 7,860        --          --        --      $ 27,804
Executive Vice                          1999        157,000       14,475       7,625        --          --        --        21,515
President                               1998        145,000       12,052      15,481        --          --        --        15,075
Corporate Counsel
====================================================================================================================================

----------
(1) Includes compensation deferred at the election of the named individual under Fidelity Federal Bank and Trust's savings plan for employees, Fidelity Federal Bank and Trust's flexible benefit plan and Fidelity Federal Bank and Trust's long-term deferred compensation plan.
(2) Includes amounts deferred at the election of the executive under Fidelity Federal Bank and Trust's management performance plan.
(3) Includes $26,400, $2,400 and $2,400 in Directors' fees for Fidelity Federal Bank and Trust and its subsidiaries, payable to Messrs. Elhilow, McDonald and Bova, respectively, in 2000.

                                              (Footnotes continued on next page)

(4) Consists of automobile lease payments or automobile reimbursement stipends and club dues for the named individual. The aggregate amount of such benefits did not exceed the lesser of $50,000 or 10% of cash compensation for the named individual.
(5) Includes amount allocated to executive officers under Fidelity Federal Bank and Trust employee stock ownership plan, long-term deferred compensation plan and matching contributions allocated under Fidelity Federal Bank and Trust's savings plan for employees.

Employment and Severance Arrangements

      Employment Agreement. Fidelity Federal Bank and Trust has entered into an employment agreement with Vince A. Elhilow, President and Chief Executive Officer of Fidelity Federal Bank and Trust. The employment agreement is intended to ensure that Fidelity Federal Bank and Trust and Fidelity Bankshares, Inc. will be able to maintain a stable and competent management. The continued success of Fidelity Federal Bank and Trust and Fidelity Bankshares, Inc. depends to a significant degree on the skill and competence of the President and Chief Executive Officer.

      The employment agreement provides for a three-year term for Mr. Elhilow. Commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors may extend the employment agreement for an additional year such that the remaining term shall be three years unless written notice of nonrenewal is given by the Board of Directors after conducting a performance evaluation of the executive. The agreement provides that the base salary of Mr. Elhilow will be reviewed annually. Effective January 1, 2001, the current base salary of Mr. Elhilow is $340,000. In addition to the base salary, the employment agreement provides that Mr. Elhilow is to receive all benefits provided to permanent full-time employees of Fidelity Federal Bank and Trust, including among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The employment agreement provides for termination by Fidelity Federal Bank and Trust for cause at any time. In the event Fidelity Federal Bank and Trust chooses to terminate his employment for reasons other than for cause, or upon the termination of his employment for reasons other than a change in control, as defined in the employment agreement, or in the event of his resignation from Fidelity Federal Bank and Trust upon: (i) failure to re-elect him to his current office; (ii) a material change in his functions, duties or responsibilities which change would cause his position to become one of lesser responsibility, importance or scope;
(iii) relocation of his principal place of employment by more than 30 miles;
(iv) the liquidation or dissolution of Fidelity Federal Bank and Trust; or (v) a breach of the agreement by Fidelity Federal Bank and Trust, the executive, or in the event of death, his beneficiary, would be entitled to receive an amount equal to the greater of the remaining payments, including base salary, bonuses and other payments due under the remaining term of the employment agreement or three times the average of the executive's base salary, including bonuses and other cash compensation paid, and the amount of any benefits received pursuant to any employee benefit plans maintained by Fidelity Federal Bank and Trust.

      If termination, whether voluntary or involuntary, follows a change in control of Fidelity Federal Bank and Trust or Fidelity Bankshares, Inc., as defined in the employment agreement, the executive or, in the event of death, his beneficiary, would be entitled to a payment equal to the greater of (i) the payments due under the remaining term of the employment agreement or (ii) 2.99 times his average annual compensation over the five years preceding termination. Fidelity Federal Bank and Trust would also continue the executive's life, health, and disability coverage for the remaining unexpired term of the employment agreement to the extent allowed by the plan or policies maintained by Fidelity Federal Bank and Trust from time to time.

      The employment agreement provides that for a period of one year following termination (other than in connection with a change in control), the executive agrees not to compete with Fidelity Federal Bank and Trust in any city, town or county in which Fidelity Federal Bank and Trust maintains an office or has filed an application to establish an office.

      Severance Plan. Fidelity Federal Bank and Trust has entered into severance agreements (the "Severance Agreements") with Richard D. Aldred, Executive Vice President, Joseph C. Bova, Executive Vice President, Robert L. Fugate, Executive Vice President, and Christopher H. Cook, Esquire, Executive Vice President/Corporate Counsel, providing for certain benefits in the event of a change of control of Fidelity Federal Bank and Trust or Fidelity Bankshares, Inc. Following a change of control of Fidelity Bankshares, Inc. or Fidelity Federal Bank and Trust, as defined in the Severance Agreements, the officer shall be entitled to a payment under a severance agreement if the officer terminates employment following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits, or relocation of his principal place of employment by more than 30 miles.

      In the event that an officer is entitled to receive payments pursuant to a severance agreement, he shall receive a cash payment up to a maximum of three times such officer's annual compensation prior to termination of employment, plus life and medical coverage for a period of up to 36 months from the date of termination.

Directors' Compensation

      The Chairman of the Board receives a monthly fee of $3,000 and each director receives a monthly meeting fee of $2,000. Committee chairmen receive fees of $425 for each meeting attended and committee members receive $300 for each meeting attended. Fidelity Federal Bank and Trust paid a total of $209,375 in director and committee fees during the fiscal year ending December 31, 2000. In addition, Fidelity Federal Bank and Trust has one chairman emeritus who receives $1,200 monthly. One director emeritus does not receive any fee; however, he receives $1,341 monthly under Fidelity Federal Bank and Trust's Retirement Plan for directors. The directors emeriti meet informally with members of Fidelity Federal Bank and Trust to discuss general matters affecting Fidelity Federal Bank and Trust. Directors emeriti do not attend board meetings and they have no authority to affect Board or management decisions. There are currently three directors emeriti.

      Retirement Plan for Directors. Fidelity Federal Bank and Trust maintains a non-tax qualified Retirement Plan for Directors that provides directors who serve on the Board for at least five years with an annual retirement benefit equal to 80% of such directors' director fees for his or her last full year of service on the Board. Eligible directors must have served on the Board on or after January 1, 1990. Retirement benefits are payable monthly over a period equal to the number of months (including partial months) that a director has served on the Board. The directors' retirement plan provides for survivor benefits payable to a designated beneficiary in an amount equal to the director's regular benefit for a period of up to 180 months or the number of months the director served on the Board, whichever is less. Survivor benefits begin the day a deceased director would have reached age 65. Survivors are entitled to receive the remaining payments due a director who dies after retirement from the Board but before payment of all benefits under the directors' retirement plan. During the year ended December 31, 2000, the cost to Fidelity Federal Bank and Trust of the Director's Plan was $65,915.

Benefits

      Defined Benefit Plan. Fidelity Federal Bank and Trust maintains a noncontributory defined benefit plan. All employees age 21 or older who were hired prior to January 1, 2001, and who have worked at Fidelity Federal Bank and Trust for a period of one year and been credited with 1,000 or more hours of employment with Fidelity Federal Bank and Trust during the year are eligible to accrue benefits under the defined benefit plan. Fidelity Federal Bank and Trust annually contributes an amount to the retirement plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with the

Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Employees who are hired after December 31, 2000 will not be entitled to participate in the defined benefit plan. Employees who are not eligible to participate in the defined benefit plan will be entitled to an enhanced benefit in the Savings Plan for Employees.

      At the normal retirement age of 65 (or the fifth anniversary of plan participation, if later), the plan is designed to provide a life annuity guaranteed for ten years. The retirement benefit provided is an amount equal to the sum of (1) and (2), where (1) is 1.46% of a participant's average monthly compensation multiplied by the participant's credited service; and (2) is .44% of average monthly compensation in excess of $1,417 multiplied by the participant's credited service (not to exceed 35 years). Retirement benefits are also payable upon retirement due to early and late retirement, disability or death. A reduced benefit is payable upon early retirement at or after age 55 and the completion of 15 years of service with Fidelity Federal Bank and Trust. Upon termination of employment other than as specified above, a participant who was employed by Fidelity Federal Bank and Trust for a minimum of five years is eligible to receive his or her accrued benefit reduced for early retirement or a deferred retirement benefit commencing on such participant's normal retirement date. Benefits are payable in various annuity forms as well as in the form of a single lump sum payment. At December 31, 2000, the market value of the retirement plan trust fund equaled approximately $12.6 million. For the plan year ended December 31, 2000, Fidelity Federal Bank and Trust made a contribution to the retirement plan of $1,306,433.

      The following table indicates the annual retirement benefit that would be payable under the retirement plan upon retirement at age 65 in calendar year 2000, expressed in the form of a single life annuity for the final average salary and benefit service classification specified below.

                                          Years of Service and Benefits Payable at Retirement
                                 --------------------------------------------------------------------
Final Average Compensation          15          20          25          30          35          40
--------------------------       -------     -------     -------     -------     -------     --------
        $ 25,000                 $ 6,003     $ 8,004     $10,005     $12,006     $14,007     $ 15,832
        $ 50,000                  13,128      17,504      21,880      26,256      30,632       34,282
        $ 75,000                  20,253      27,004      33,755      40,506      47,257       52,732
        $100,000                  27,378      36,504      45,630      54,756      63,882       71,182
        $150,000                  41,628      55,504      69,380      83,256      97,132      104,596

      The following table sets forth the years of credited service (i.e., benefit service) as of December 31, 2000, for each of the individuals named in the cash compensation table.

                                                                    Years of
             Name                                               Credited Service
             ----                                               ----------------

Vince A. Elhilow..............................................        37.9
J. Robert McDonald............................................        44.3
Richard D. Aldred.............................................        16.0
Joseph C. Bova................................................        29.2
Robert L. Fugate..............................................        28.6
Christopher C. Cook...........................................         4.9

      Savings Plan for Employees. Fidelity Federal Bank and Trust maintains a savings plan for employees which is a qualified, tax-exempt profit sharing plan with a cash-or-deferred feature under Section 401(k) of the Internal Revenue Code. All employees who have attained age 21 and have completed one year of employment during which they worked at least 1,000 hours are eligible to participate. Commencing April 1, 2001, new employees and employees not previously eligible, other than certain excluded employees, will be eligible to make salary deferral contributions on the first day of the month following their 90th day of employment. Peak-time employees will continue to be eligible to make salary deferrals on the January 1 or July 1 after attainment of age 21 and completion of 1,000 hours of service. Funds included in the 401(k) plan are managed by an independent trustee who is appointed by Fidelity Federal Bank and Trust's Board of Directors.

      Under the 401(k) plan, participants are permitted to make salary reduction contributions to the 401(k) plan equal to a percentage of up to 15% of compensation. For these purposes, "compensation" includes total compensation (including salary reduction contributions made under the 401(k) plan or the flexible benefits plan sponsored by Fidelity Federal Bank and Trust), but does not include compensation in excess of the Code section 401(a)(17) limits. The participants' salary reduction contribution may be matched by Fidelity Federal Bank and Trust, in its discretion, in the amount of $.50 per $1.00, up to a maximum of 6% of the participants' salary. A participant is eligible for matching contributions on the January 1 or July 1 after attainment of age 21 and completion of one year of service in which they have 1,000 hours of service. All employee contributions and earnings thereon are fully and immediately vested. All employer matching contributions vest at the rate of 20% per year until a participant is 100% vested after five years of service. Participants will also vest in employer matching contributions upon the attainment of the normal retirement age of 65 or later, death or disability, regardless of their years of service. A participant may also withdraw salary reduction contributions in the event the participant suffers a financial hardship.

      Fidelity Federal Bank and Trust will amend the 401(k) plan to provide that employees who are hired on or after January 1, 2001, will be entitled to receive an employer discretionary contribution once they become eligible to participate in the 401(k) plan. The employer discretionary contribution will be provided in lieu of a benefit accrual under the defined benefit plan, which has been closed to employees who are hired after December 31, 2000. It is anticipated that eligible employees will be entitled to an employer discretionary contribution equal to (i) 3% of eligible compensation after the first year of eligibility;
(ii) 4% after the 7th year of eligibility ; and (iii) 5% after the 14th year of eligibility.

      The 401(k) plan permits employees to direct the investment of their own accounts into various investment options, including our common stock. In connection with the stock offering, participants will be permitted to direct the investment of all or a portion of their account towards purchases of Fidelity Bankshares, Inc. common stock in the offering.

      Plan benefits will be paid to each participant in either a lump sum or installments over a period of up to 20 years, at the participant's election. Upon distribution of a participant's account, the participant will have the choice of having his account paid to him in common stock (to the extent invested therein) or in cash. At December 31, 2000, the market value of the 401(k) plan trust fund equaled approximately $10.2 million. The contribution to the 401(k) plan for the plan year ended December 31, 2000, was $409,063. During the year ended December 31, 2000, Fidelity Federal Bank and Trust contributed $4,800, $4,380, $4,800, $4,530, $4,416 and $4,800 to the accounts of Messrs. Elhilow,
McDonald, Aldred, Bova, Fugate and Cook, respectively.

      Supplemental Executive Retirement Plan. Fidelity Federal Bank and Trust maintains a non- qualified supplemental executive retirement plan for certain executives of Fidelity Federal Bank and Trust to compensate those executive participants in Fidelity Federal Bank and Trust's retirement plan whose benefits are limited by Section 415 or Section 401(a)(17) of the Internal Revenue Code. As of December 31, 2000, there were 15 executive employees participating in the supplemental executive retirement plan. The supplemental executive retirement plan provides the designated executive employees with retirement benefits generally equal to 80% of compensation (the "target percentage") reduced by the employee's accrued benefit under Fidelity Federal Bank and Trust's retirement plan and 50% of the social security benefits. Benefits under the supplemental executive retirement plan vest over a period ending on normal retirement age which is age 65 or age 60 with 30 years of service. Participants may increase their target percentage by 2% of compensation for each year of service beyond normal retirement age; however, a participant's target percentage may not exceed 100%. Participants may elect to have benefits paid as a single life annuity with guaranteed 10-year term or as a joint and 100% or joint and 50% survivor annuity. Benefits for participants who retire before normal retirement age are reduced 5% per year for each year under normal retirement age.

      Pre-retirement survivor benefits are provided for designated beneficiaries of participants who do not survive until retirement in an amount equal to the lump sum actuarial equivalent of the participant's accrued benefit under the Plan. Pre-retirement benefits are payable in 120 equal monthly installments.

      The supplemental executive retirement plan is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the supplemental executive retirement plan are payable from the general assets of Fidelity Federal Bank and Trust; however, Fidelity Federal Bank and Trust has set up a trust to ensure that sufficient assets will be available to pay the benefits under the supplemental executive retirement plan.

      The benefits paid under the supplemental executive retirement plan supplement the benefits paid by the retirement plan. Fidelity Federal Bank and Trust is unable to project the actual amounts to be paid to each participant under the supplemental executive retirement plan. The following table indicates the expected aggregate annual retirement benefit payable from the retirement plan, supplemental executive retirement plan and 50% of estimated social security benefits to supplemental executive retirement plan participants, expressed in the form of a single life annuity for the final average salary and benefit service classification specified below.

                             Years of Service and Benefit Payable at Retirement
                             --------------------------------------------------

Final Average Compensation        25           30           35           40
--------------------------    --------      --------     --------     --------
      $100,000                $ 80,000      $ 80,000     $ 80,000     $ 80,000
      $125,000                 100,000       100,000      100,000      100,000
      $150,000                 120,000       120,000      120,000      120,000
      $175,000                 140,000       140,000      140,000      140,000
      $200,000                 160,000       160,000      160,000      160,000
      $225,000                 180,000       180,000      180,000      180,000
      $250,000                 200,000       200,000      200,000      200,000
      $275,000                 220,000       220,000      220,000      220,000
      $300,000                 240,000       240,000      240,000      240,000

      Messrs. Elhilow, McDonald, Aldred, Bova, Fugate and Cook have 37.9, 44.3, 16.0, 29.2, 28.6 and 4.9 years, respectively, of credited service under the supplemental executive retirement plan as of December 31, 2000. Mr. Aldred's normal retirement age under the supplemental executive retirement plan is 60. Mr. Cook's normal retirement age under the supplemental executive retirement plan is 62. Fidelity Federal Bank and Trust's cost attributable to the supplemental executive retirement plan was $1,481,987 for the year ended December 31, 2000.

      Long-Term Deferred Compensation Plan. Fidelity Federal Bank and Trust maintains a long-term deferred compensation plan for selected officers designated by the Board of Directors. As of December 31, 2000, the Board has designated 15 executives to participate in the long-term deferred compensation plan, including Messrs. Elhilow, McDonald, Aldred, Bova, Fugate and Cook. The long-term deferred compensation plan provides the designated executives with the option of deferring any percentage of compensation until retirement. In addition to participant deferrals, Fidelity Federal Bank and Trust may contribute annually an amount equal to 10% of each participant's compensation. For these purposes, "compensation" includes salary payable during the calendar year, before reduction for amounts deferred under this Plan or any other salary reduction plan, but does not include bonuses, expense reimbursements, or non-cash compensation. Participant and bank contributions are credited to a separate account which earns "interest" at an annual rate equal to Moody's corporate bond index plus 3%. Participants are at all times 100% vested in participant deferrals but vest in Fidelity Federal Bank and Trust's contributions over a period of years ending on each participant's normal retirement age of 65 (or age 60 with 30 years of service). Benefits are paid, beginning no later than 60 days following termination of employment with Fidelity Federal Bank and Trust, either as a lump sum or, at the participant's election made at the time of deferral, over a period of 60, 120 or 180 months. Participants may alternatively elect to withdraw participant deferrals prior to their normal retirement date, but no less than seven years following the end of the deferral period in which the participant initially elected the early withdrawal option. Early withdrawals are available from participant deferrals only and may not be made from bank contributions or "interest" credited to a participant's account. Although segregated "accounts" are set up for participants, all amounts credited to a participant's account remain subject to the claims of Fidelity Federal Bank and Trust's general creditors. For the year ended December 31, 2000, Fidelity Federal Bank and Trust vested and funded $31,680, $15,200, $16,900, $16,500,

$16,200 and $16,900 to the account balances of Messrs. Elhilow, McDonald, Aldred, Bova, Fugate and Cook, respectively.

      Senior Management Performance Incentive Award Program. Fidelity Federal Bank and Trust maintains a senior management performance incentive award program to reward selected members of senior management (i.e., senior officers, vice presidents and above) for their services which contributed to Fidelity Federal Bank and Trust's success during the year. The senior management performance award program has two elements: a bonus program for senior management and a non-qualified deferred compensation plan available only to certain members of senior management that are eligible for an award. Under the senior management performance incentive award program, Fidelity Federal Bank and Trust annually sets aside a varying percentage of net profits and allocates such sums to key management employees in accordance with criteria annually determined by the plan committee. The awards are paid after the end of the calendar year to which they relate. Participants who are eligible elect either immediate receipt of annual awards or deferral of such awards in a non-qualified deferred compensation plan for a designated period of years, or until retirement. Amounts allocated to participants under the non-qualified deferred compensation plan will be invested among ten investment funds, including an Employer Stock Fund. Participants in the non-qualified plan are entitled to direct the investment of amounts allocated to their accounts towards the purchase of common stock in the offering. A participant's benefit under the plan will equal the value of the benefit booked to the participant's account. At the time of distribution, deferred amounts will be received in a lump sum or in installments.

      Supplemental Survivor Benefit Plan. Fidelity Federal Bank and Trust maintains a Supplemental Survivor Benefit Plan that provides selected bank officers with life insurance in an amount initially equal to three times such officer's annual compensation. For these purposes, "officer" means any individual who has achieved the rank of corporate secretary, vice president or higher. Fidelity Federal Bank and Trust is the owner and beneficiary of the life insurance policies; however, each participant is permitted to designate a beneficiary or beneficiaries to whom benefits under the plan would be paid by Fidelity Federal Bank and Trust in the event of such officer's death. If a participant does not designate a beneficiary, Fidelity Federal Bank and Trust will pay the participant's benefits to his or her spouse, children, or estate. The plan is intended to qualify as a "top-hat" plan exempt from the participation, vesting, funding and fiduciary requirements of Title I of ERISA.

      Supplemental Disability Income. Fidelity Federal Bank and Trust also has purchased long-term disability income insurance policies for the benefit of Messrs. Elhilow, McDonald, Aldred, Bova, Fugate and Cook to provide disability income in an amount equal to the lesser of $10,000 per month or 60% of such participant's basic monthly salary less disability income payable from other sources. Benefits are payable for periods of up to 60 months for participants who become disabled prior to age 60 and for progressively shorter periods for participants who become disabled after attaining age 60.

      Employee Stock Ownership Plan and Trust. Fidelity Federal Bank and Trust maintains an employee stock ownership plan and related trust for eligible employees. The employee stock ownership plan is a tax-qualified plan subject to the requirements of ERISA and the Code. Employees with a 12-month period of employment with Fidelity Federal Bank and Trust during which they worked at least 1,000 hours and who have attained age 21 are eligible to participate (employees who satisfy these requirements after 6 months of employment will be entitled to participate earlier). The employee stock ownership plan was originally funded from borrowings from an unrelated third-party lender to purchase 193,200 shares of common stock, which shares serve as collateral for the loan. On June 30, 1997, the loan was purchased and is now held by Fidelity Bankshares, Inc. The loan is being repaid principally from Fidelity Federal Bank and

Trust's contributions to the employee stock ownership plan. Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

      Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan are allocated among participants on the basis of compensation in the year of allocation, up to an annual adjusted maximum level of compensation. Benefits generally become 100% vested after five years of credited service. Forfeitures are reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Fidelity Federal Bank and Trust's contributions to the employee stock ownership plan are not fixed, so benefits payable under the employee stock ownership plan cannot be estimated.

      The Board of Directors established a committee consisting of all of the non-employee directors of Fidelity Federal Bank and Trust to administer the employee stock ownership plan, and has appointed an unrelated corporate trustee for the employee stock ownership plan. The Benefits Committee may instruct the trustee regarding investment of funds contributed to the employee stock ownership plan. The employee stock ownership plan trustee will generally vote all shares of common stock held under the employee stock ownership plan in accordance with the written instructions of the employee stock ownership plan committee. In certain circumstances, however, the trustee must vote all allocated shares held in the employee stock ownership plan in accordance with the instructions of the participating employees, and unallocated shares and shares held in the suspense account in a manner calculated to most accurately reflect the instructions the employee stock ownership plan trustee has received from participants regarding the allocated stock, subject to and in accordance with the fiduciary duties under ERISA owed by the trustee for the plan to the employee stock ownership plan participants. Under ERISA, the Secretary of Labor is authorized to bring an action against the plan trustee for the failure of the trustee to comply with its fiduciary responsibilities. Such a suit could seek to enjoin the trustee from violating its fiduciary responsibilities and could result in the imposition of civil penalties or criminal penalties if the breach is found to be willful.

      In connection with the stock offering, the employee stock ownership plan intends to obtain a loan from Fidelity Bankshares, Inc. in order to purchase up to 6% of the shares issued in the stock offering. It is anticipated that the loan will be repaid over a period of up to 10 years.

      Stock Option Plan. Options to purchase 227,700 shares of common stock were granted on January 7, 1994, pursuant to the Fidelity Federal Savings Bank of Florida 1994 Incentive Stock Option Plan. The options (with limited rights) provide for an exercise price of $9.09 per share (adjusted for a 10% stock dividend distributed November 30, 1995). Set forth below is information relative to options granted under the 1994 Incentive Stock Option Plan to named executive officers.

================================================================================

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES
================================================================================

                                                        Number of Securities
                                                             Underlying           Value of Unexercised
                           Shares                           Unexercised               In-The-Money
                          Acquired       Value              Options at              Options at Fiscal
      Name                  Upon      Realized (1)        Fiscal Year-End              Year-End (2)
                          Exercise                   --------------------------------------------------
                                                            Exercisable/               Exercisable/
                                                           Unexercisable              Unexercisable
-------------------------------------------------------------------------------------------------------
Vince A. Elhilow           7,500        $79,950               12,500/0                  $131,688/0
-------------------------------------------------------------------------------------------------------

J. Robert McDonald             0              0                    0/0                         0/0
-------------------------------------------------------------------------------------------------------

Richard D. Aldred              0              0                6,724/0                   $70,837/0
-------------------------------------------------------------------------------------------------------

Joseph C. Bova               600        $ 3,696                9,055/0                   $95,394/0
-------------------------------------------------------------------------------------------------------

Robert L. Fugate               0              0                4,862/0                   $51,221/0
-------------------------------------------------------------------------------------------------------

Christopher C. Cook        1,000        $ 4,910                1,996/0                   $21,028/0
=======================================================================================================

(1) Equals the difference between the aggregate exercise price of the options exercised and the aggregate fair market value of the shares of common stock received upon exercise computed using the price of the common stock as quoted on the Nasdaq National Market at the time of exercise.
(2) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of common stock that would be received upon exercise, assuming such exercise occurred on December 31, 2000, at which date the closing price of the common stock as quoted on the Nasdaq National Market was at $19.625.

      Stock Option Plan for Outside Directors. Options to purchase 75,900 shares of common stock were granted to outside directors on January 7, 1994 under the Fidelity Federal Savings Bank of Florida 1994 Stock Option Plan for Outside Directors.

      The options provide for an exercise $9.09 per share which was equal to the fair market value of the common stock on the date of grant. All options granted under the directors' stock option plan expire upon the earlier of ten years from the date of grant or one year following the date the optionee ceases to be a director. Options for 15,180 shares of common stock have been awarded to each of Directors Warren, Brown, and Beaty. The directors' stock option plan further provides that each new director shall be granted options to purchase 100 shares of common stock to the extent options remain available in, or are returned to, the directors' stock option plan. Presently, there are no options reserved for future grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

      The following table provides the beneficial ownership of our common stock held by our directors and executive officers, individually and as a group as of December 31, 2000. The business address of each director and executive officer is 205 Datura Street, West Palm Beach, Florida.

                                    Number of Shares       Percent of All           Percent of
       Name of                       of Common Stock        Common Stock           Publicly Held
  Beneficial Owner                Beneficially Owned(1)    Outstanding(1)         Common Stock(2)
  ----------------                ---------------------    --------------         ---------------
Vince A. Elhilow(3)                    133,784                   2.05%                 4.59%
Joseph B. Shearouse, Jr.                62,320                   0.96                  2.14
Keith D. Beaty(4)                       32,393                   0.50                  1.11
Paul C. Bremer                           2,000                   0.03                  0.07
F. Ted Brown, Jr.(5)                    32,395                   0.50                  1.11
Donald E. Warren, M.D.(6)               28,259                   0.43                  0.97
Karl H. Watson                           1,000                   0.02                  0.03
Richard D. Aldred(7)                    39,512                   0.61                  1.36
J. Robert McDonald(8)                   52,073                   0.80                  1.79
Joseph C. Bova(9)                       29,370                   0.44                  1.01
Robert L. Fugate(10)                    43,373                   0.67                  1.49
Christopher C. Cook(11)                  7,169                   0.11                  0.25

All directors and executive
  Officers as a group.(12)             463,648                   7.12%                15.92%

----------
(1)   Based upon 6,511,084 shares outstanding.
(2) Based upon 2,912,584 shares held by persons other than Fidelity Bankshares, Inc.
(3) Includes 12,500 shares of common stock subject to options pursuant to the stock option plan that may be exercised within 60 days of the record date and 28,810 shares held by the management performance plan. Includes 4,598 shares allocated under the Fidelity Federal Bank and Trust's employee stock ownership plan. Includes 12,571 shares held under the savings plan for employees for the benefit of Mr. Elhilow.
(4) Includes 15,180 shares subject to options that may be exercised within 60 days pursuant to the directors' stock option plan.
(5) Includes 8,000 shares subject to options that may be exercised within 60 days pursuant to the directors' stock option plan.
(6) Includes 15,180 shares subject to options that may be exercised within 60 days pursuant to the directors' stock option plan.
(7) Includes 6,724 shares of common stock subject to options pursuant to the stock option plan and 8,654 shares held by the management performance plan. Includes 4,373 shares allocated under the Fidelity Federal Bank and Trust's employee stock ownership plan. Includes 4,138 shares held under the savings plan for employees for the benefit of Mr. Aldred.
(8) Includes 18,243 shares held by the management performance plan. Includes 3,983 shares allocated under the Fidelity Federal Bank and Trust's employee stock ownership plan. Includes 8,616 shares held under the savings plan for employees for the benefit of Mr. McDonald.
(9) Includes 9,055 shares of common stock subject to options pursuant to the stock option plan and 5,329 shares held by the management performance plan. Includes 4,251 shares allocated under the Fidelity Federal Bank and Trust's employee stock ownership plan. Includes 7,156 shares held under the savings plan for employees for the benefit of Mr. Bova.
(10) Includes 4,862 shares of common stock subject to options pursuant to the stock option plan and 7,819 shares held by the management performance plan. Includes 3,813 shares allocated under the Fidelity Federal Bank and Trust's employee stock ownership plan. Includes 12,479 shares held under the savings plan for employees for the benefit of Mr. Fugate.
(11) Includes 1,996 shares subject to options that may be exercised pursuant to the directors' plan. Includes 573 shares allocated under the Fidelity Federal Bank and Trust's employee stock ownership plan.
(12) Unless otherwise indicated, includes shares held directly by the individuals as well as by spouses, in trust, and other indirect forms of ownership over which shares the individuals effectively exercise sole or shared voting and investment power. Includes 38,360 shares of common stock which outside directors of Fidelity Bankshares, Inc. have the right to acquire within 60 days of the record date pursuant to the exercise of stock options granted under the Fidelity Federal Bank and Trust stock option plan for outside directors.

ITEM 13. CERTAIN TRANSACTIONS

None.
                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

       o     Independent Auditors' Report
       o Consolidated Statements of Financial Condition, December 31, 1999 and 2000
       o Consolidated Statements of Operations, Years Ended December 31, 1998, 1999 and 2000
       o Consolidated Statements of Changes in Stockholders' equity, Years Ended December 31, 1998, 1999 and 2000
       o Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1999 and 2000
       o     Notes to Consolidated Financial Statements.

       All of the above referenced financial information is included as Exhibit
99.1 which is incorporated herein by reference, except for the consolidated statements of operations, for the years ended December 31, 1998, 1999 and 2000, which are set forth at page 37 of the Form 10-K.

(a)(2) Financial Statement Schedules

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

       10.5  1994 Stock Option Plan for Outside Directors**

       10.6  1994 Incentive Stock Option Plan**

      10.7  Recognition and Retention Plan for Employees**

      10.8  Recognition Plan for Outside Directors**

      21    Subsidiaries of the Registrant

      99.1  Consolidated Financial Statements

----------
      * Filed as exhibits to the Company's Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).

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

                                        FIDELITY BANKSHARES, INC.


Date: March 20, 2001                    By:  /s/Vince A. Elhilow
                                             -----------------------------------
                                             Vince A. Elhilow
                                             President and Chief Executive
                                             Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Vince A. Elhilow                 By: /s/Richard D. Aldred
    --------------------------------        ------------------------------------
    Vince A. Elhilow, President and         Richard D. Aldred, Executive Vice
     Chief Executive Officer                 President, Chief Financial Officer
    (Principal Executive Officer)            and Treasurer
                                            (Principal Financial and Accounting
                                             Officer)

Date: March 20, 2001                    Date: March 20, 2001


By: /s/Joseph B. Shearouse, Jr.         By: /s/Keith D. Beaty
    --------------------------------        ------------------------------------
    Joseph B. Shearouse, Jr.,               Keith D. Beaty, Director
    Chairman of the Board

Date: March 20, 2001                    Date: March 20, 2001


By: /s/Paul C. Bremer                   By: /s/F. Ted Brown, Jr.
    --------------------------------        ------------------------------------
    Paul C. Bremer, Director                F. Ted Brown, Jr., Director

Date: March 20, 2001                    Date: March 20, 2001


By: /s/Donald E. Warren, M.D.           By: /s/Karl H. Watson
    --------------------------------        ------------------------------------
    Donald E. Warren, M.D., Director        Karl H. Watson, Director

Date: March 20, 2001                    Date: March 20, 2001