Form 10-Q
period 2001-03-31
FIDELITY BANKSHARES INC
filed 2001-05-11
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           __________________________

                                    FORM 10-Q
(Mark One)


[|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


        For the transition period from ___________________to___________________
                            Securities Exchange Act Number 0-29040

                            FIDELITY BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                 65-0717085
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                                 Identification
                                                                   Number)

                218 Datura Street, West Palm Beach, Florida 33401
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:       (561) 659-9900


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 6,855,368 shares of the Registrant's common stock outstanding as of May 1, 2001.

                            FIDELITY BANKSHARES, INC.
                                      INDEX


Page
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements.......................................1

                    Consolidated Statements of Financial Condition as of
                        December 31, 2000 and March 31, 2001...................2

                    Consolidated Statements of Operations for the three
                        months ended March 31, 2000 and 2001...................3

                    Consolidated Statements of Comprehensive Operations for
                        the three months ended March 31, 2000 and 2001.........4

                    Consolidated Statements of Cash Flows for the three
                        months ended March 31, 2000 and 2001...................5

                    Notes to Unaudited Consolidated Financial Statements.......6

           Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................12

PART II.   OTHER INFORMATION..................................................20

PART I.    FINANCIAL INFORMATION
           Item I.  Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------------------------------------



                                                                                                  Unaudited
                                                                             December 31,         March 31,
                                                                                 2000                2001
                                                                             =================================
                                                                             (In Thousands, except share data)
ASSETS
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions.......................  $    43,986         $    45,296
     Interest-bearing deposits...............................................       56,323              77,453
                                                                               --------------      -------------
         Total cash and cash equivalents.....................................      100,309             122,749
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Government and agency securities, including municipal bonds.............       34,122              79,338
     Mortgage-backed and other securities....................................      283,993             279,143
     Corporate debt securities...............................................       38,230              37,709
                                                                               --------------      -------------
         Total assets available for sale.....................................      356,345             396,190
LOANS RECEIVABLE.............................................................    1,361,232           1,387,077
OFFICE PROPERTIES AND EQUIPMENT, Net ........................................       53,969              57,131
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market.............       14,718              14,718
REAL ESTATE OWNED, Net.......................................................           27                 180
ACCRUED INTEREST RECEIVABLE..................................................       10,244               9,782
DEFERRED INCOME TAX ASSET....................................................        5,454               4,234
OTHER ASSETS.................................................................       20,599              19,252
                                                                               --------------      -------------
TOTAL ASSETS.................................................................  $ 1,922,897         $ 2,011,313
                                                                               ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS.....................................................................  $   1,497,818       $  1,552,680
OTHER BORROWED FUNDS.........................................................          6,890             38,072
ADVANCES FROM FEDERAL HOME LOAN BANK.........................................        274,365            270,838
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE................................          3,493              8,550
DRAFTS PAYABLE...............................................................          4,335              7,499
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES..........................................         28,750             28,750
OTHER LIABILITIES............................................................         15,595             11,577
                                                                               --------------      -------------
     TOTAL LIABILITIES.......................................................      1,831,246          1,917,966
                                                                               --------------      -------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued....................             -                  -
COMMON STOCK ($ .10 par value) 8,200,000 shares authorized,
     6,851,084 shares outstanding at December 31, 2000, and
     6,855,368 shares outstanding at March 31, 2001..........................            685                686
ADDITIONAL PAID-IN CAPITAL...................................................         41,101             41,384
RETAINED EARNINGS - substantially restricted.................................         62,925             62,740
TREASURY STOCK, at cost, 478,957 shares at December 31, 2000 and
     476,542 shares at March 31, 2001........................................         (9,041)            (9,285)
ACCUMULATED OTHER COMPREHENSIVE LOSS.........................................         (4,019)            (2,178)
                                                                               --------------      -------------
     TOTAL STOCKHOLDERS' EQUITY..............................................         91,651             93,347
                                                                               --------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................    $ 1,922,897        $ 2,011,313
                                                                               ==============      =============

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------

                                                                                         Unaudited
                                                                                          For the
                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                    2000            2001
                                                                                 ===========================

Interest income:
    Loans.....................................................                      $ 23,102       $ 27,417
    Investment securities.....................................                           619            832
    Other investments.........................................                           553          1,017
    Mortgage-backed and other securities......................                         6,202          5,332
                                                                                 ------------    -----------
       Total interest income..................................                        30,476         34,598
                                                                                 ------------    -----------
Interest expense:
    Deposits..................................................                        14,724         17,486
    Advances from Federal Home Loan Bank and other borrowings.                         4,365          5,292
                                                                                 ------------    -----------
       Total interest expense.................................                        19,089         22,778
                                                                                 ------------    -----------

Net interest income...........................................                        11,387         11,820

Provision for loan losses.....................................                           201            580
                                                                                 ------------    -----------

Net interest income after provision for loan losses...........                        11,186         11,240
                                                                                 ------------    -----------
Other income:
    Service charges on deposit accounts.......................                           845          1,172
    Fees for other banking services...........................                           833          1,149
    Net gain on sale of loans, investments
       and mortgage-backed securities.........................                             -            241
    Miscellaneous.............................................                         2,634            294
                                                                                 ------------    -----------
       Total other income.....................................                         4,312          2,856
                                                                                 ------------    -----------
Operating expense:
    Employee compensation and benefits........................                         6,320          7,060
    Occupancy and equipment...................................                         2,214          2,442
    Gain on real estate owned.................................                           (50)           (10)
    Marketing.................................................                           249            460
    Federal deposit insurance premium.........................                            68             69
    Other.....................................................                         1,880          3,154
                                                                                 ------------    -----------
       Total operating expense................................                        10,681         13,175
                                                                                 ------------    -----------

Income before provision for income taxes......................                         4,817            921
                                                                                 ------------    -----------
Provision for income taxes:
    Current...................................................                           737            319
    Deferred..................................................                         1,105             44
                                                                                 ------------    -----------
       Total provision for income taxes.......................                         1,842            363
                                                                                 ------------    -----------

Net income....................................................                       $ 2,975          $ 558
                                                                                 ============    ===========
Earnings per share:
    Basic.....................................................                        $ 0.46         $ 0.09
                                                                                 ============    ===========
    Diluted...................................................                        $ 0.46         $ 0.08
                                                                                 ============    ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
-----------------------------------------------------------------------------------

                                                                                        Unaudited
                                                                                         For the
                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                    2000          2001
                                                                                  ========================
                                                                                            (In Thousands)

Net income..........................................................                $ 2,975         $ 558
Other comprehensive income (losses) gains, net of tax:
    Unrealized gains (losses) on assets available for sale:
       Unrealized holding (losses) gains arising during period......                 (1,636)        1,841
                                                                                  ----------    ----------

Comprehensive income................................................                $ 1,339       $ 2,399
                                                                                  ==========    ==========


See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 2001
--------------------------------------------------------------------------------------------
                                                                                        Unaudited
                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                      2000      2001
                                                                                    ====================
                                                                                       (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income...............................................................            $ 2,975     $ 558
Adjustments to reconcile net income to net cash used for (provided by)
operating activities:
      Depreciation and amortization......................................                694       827
      ESOP and Recognition and Retention Plan compensation expense.......                104         -
      Accretion of discounts, amortization of premiums, and other
      deferred yield items                                                              (103)     (293)
      Provision for loan losses..........................................                201       580
      Provisions for (gains) losses and net (gains) losses on sales of
      real estate owned..................................................                (88)       16
      Gain on securities received from insurance carrier's
      demutualization....................................................             (2,416)        -
      Net (gain) loss on sale of:
          Loans..........................................................                  -      (240)
          Mortgage-backed securities.....................................                  -        (1)
          Office properties and equipment................................                  -        76
(Decrease) increase in accrued interest receivable.......................               (401)      462
Decrease in other assets.................................................                487     1,275
Decrease (increase) in drafts payable....................................             (2,117)    3,164
Decrease in deferred income tax asset....................................              1,110        43
Decrease in other liabilities............................................             (2,799)   (4,330)
                                                                                   --------------------
          Net cash used for (provided by) operating activities...........             (2,353)    2,137
                                                                                   --------------------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans........................            (50,926)  (54,275)
Principal payments received on mortgage-backed securities................              9,421     7,767
Purchases of:
      Loans..............................................................             (7,000)   (5,854)
      Federal Home Loan Bank stock.......................................               (653)        -
      Investment securities..............................................            (20,115)  (72,000)
      Office properties and equipment....................................             (2,705)   (4,033)
Proceeds from sales of:
      Loans..............................................................                  -    34,356
      Federal Home Loan Bank stock.......................................              1,500         -
      Mortgage-backed securities.........................................                  -        94
      Real estate acquired in settlement of loans........................                435         -
Proceeds from maturities of municipal bonds and government and agency
securities...............................................................              2,000    27,115
Other....................................................................                259       269
                                                                                   --------------------
          Net cash used for investing activities.........................            (67,784)  (66,561)
                                                                                   --------------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Gross proceeds from the sale of common stock.............................                 26        33
Cash dividends...........................................................               (731)     (743)
Net increase (decrease) in:
      NOW accounts, demand deposits, and savings accounts................             69,226    43,307
      Certificates of deposit............................................              8,798    11,555
      Advances from Federal Home Loan Bank...............................              3,071    (3,527)
      Other borrowed funds...............................................               (411)   31,182
      Advances by borrowers for taxes and insurance......................              3,960     5,057
                                                                                   --------------------
          Net cash provided by financing activities......................             83,939    86,864
                                                                                   --------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS................................             13,802    22,440
CASH AND CASH EQUIVALENTS, Beginning of period...........................             60,801   100,309
                                                                                   --------------------
CASH AND CASH EQUIVALENTS, End of period.................................           $ 74,603 $ 122,749
                                                                                   ====================

    See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  GENERAL
The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Bank & Trust (the "Bank") conform to generally accepted accounting principles and to predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2000 Annual Report on Form 10-K.

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2001 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time of adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after July 1, 2000 and, accordingly, would apply to the Company beginning on January 1, 2001. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, the adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. As stated in the previous paragraph, the Company has not engaged in derivative and hedging activities covered by this standard and does not expect to do so in the foreseeable future. Accordingly, the adoption of SFAS No. 138 did not have a material impact on the Company's financial statements.

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

Certain amounts in the financial statements have been reclassified to conform with the March 31, 2001 presentation.

2.  LOANS RECEIVABLE
Loans receivable at December 31, 2000 and March 31, 2001, consist of the following:

                                                       December 31,         March 31,
                                                           2000                2001
                                                       ==================================
                                                                (In Thousands)

One-to-four single family, residential real
      estate mortgages..............................     $ 1,008,306         $ 1,008,530
Commercial real estate mortgages....................         143,987             156,993
Real estate construction-primarily residential......          86,901             100,741
Land loans-primarily residential....................          14,421              15,560
                                                       --------------     ---------------
      Total first mortgage loans....................       1,253,615           1,281,824
Consumer loans......................................          85,407              91,054
Commercial business loans...........................         152,524             158,908
                                                       --------------     ---------------
      Total gross loans.............................       1,491,546           1,531,786
Less:
      Undisbursed portion of loans in process.......         128,116             141,889
      Unearned discounts, premiums and deferred
           loan fees, net...........................          (2,707)             (2,632)
      Allowance for loan losses.....................           4,905               5,452
                                                       --------------     ---------------
Loans receivable-net................................     $ 1,361,232         $ 1,387,077
                                                       ==============     ===============

3.  ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 2000 and the three months ended March 31, 2000 and 2001, is as follows:

                                                       For the Year          For the Three Months
                                                          Ended                      Ended
                                                       December 31,                March 31,
                                                          2000                2000          2001
                                                        ==========         ==========================
                                                                                 (In Thousands)


Balance at beginning of period.....................       $ 3,609             $ 3,609        $ 4,905
Current provision..................................         1,328                 201            580
Charge-offs........................................          (142)                (49)           (34)
Recoveries.........................................           110                   4              1
                                                        ----------         --------------------------

Ending balance.....................................       $ 4,905             $ 3,765        $ 5,452
                                                        ==========         ==========================


An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                             December 31, 2000          March 31, 2001
                                                        ====================================================

                                                           Loan        Related         Loan        Related
                                                          Balance     Allowance       Balance     Allowance
                                                        ----------------------------------------------------
                                                                                (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loans losses.....            $ 207       $ 151          $ 642      $ 441
Loans without related allowance for loan losses...            4,844           -          4,607          -
                                                        ------------  ----------     ----------   ----------
           Total..................................          $ 5,051       $ 151        $ 5,249      $ 441
                                                        ========================     =======================

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

4.  REGULATORY CAPITAL
The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                    To be Considered
                                                                              Minimum for           Well Capitalized
                                                                            Capital Adequacy     for Prompt Corrective
                                                         Actual                Purposes            Action Provisions
                                                   -------------------------------------------------------------------
                                                    Ratio      Amount      Ratio      Amount      Ratio     Amount
                                                   -------------------------------------------------------------------
                                                                                  (Dollars In Thousands)

As of December 31, 2000 Stockholders' Equity
    and ratio to total assets....................     6.3%     $ 120,322
                                                   ========

Net unrealized decrease in market value of
    assets available for sale (net of
    applicable income taxes).....................                  4,019
Goodwill.........................................                 (2,504)
Disallowed servicing assets and deferred
     tax assets..................................                    (37)
                                                            -------------
Tangible capital and ratio to adjusted
     total assets................................     6.3%     $ 121,800     1.5%     $ 28,922
                                                   ======== =============  =======  ===========
Tier 1 (core) capital and ratio to adjusted
    total assets.................................     6.3%     $ 121,800     3.0%     $ 57,844      5.0%    $ 96,406
                                                   ======== =============  =======  ===========  ======== ============
Tier 1 (core) capital and ratio to
    risk-weighted total assets...................    10.6%     $ 121,800     4.0%     $ 45,773      6.0%    $ 68,660
                                                   ========                =======  ===========  ======== ============

Allowable Tier 2 capital:
    General loan valuation allowances............                  4,433
                                                            -------------
    Total risk-based capital and ratio to
        risk-weighted total assets...............    11.0%     $ 126,233     8.0%     $ 91,546     10.0%    $ 114,433
                                                   ======== =============  =======  ===========  ======== ============

Total assets.....................................             $1,923,633
                                                            =============

Adjusted total assets............................             $1,928,129
                                                            =============

Risk-weighted assets.............................             $1,144,330
                                                            =============

As of March 31, 2001 Stockholders' Equity
    and ratio to total assets...................      6.0%    $  121,165
                                                   ========

Net unrealized decrease in market value of
    assets available for sale (net of
    applicable income taxes)...................                    2,178
Goodwill.......................................                   (2,442)
Disallowed servicing assets and deferred
    tax assets.................................                      (33)
                                                            -------------
Tangible capital and ratio to adjusted
    total assets...............................       6.0%     $ 120,868     1.5%     $ 30,352
                                                   ======== =============  =======  ===========
Tier 1 (core) capital and ratio to adjusted
    total assets...............................       6.0%     $ 120,868     3.0%     $ 60,705      5.0%    $ 101,174
                                                   ======== =============  =======  ===========  ======== ============
Tier 1 (core) capital and ratio to
    risk-weighted total assets................       10.0%     $ 120,868     4.0%     $ 48,111      6.0%      $72,167
                                                   ========                =======  ===========  ======== ============

Allowable Tier 2 capital:
    General loan valuation allowances.........                     4,733
                                                            -------------
    Total risk-based capital and ratio to
        risk-weighted total assets............       10.4%     $ 125,601     8.0%     $ 96,222     10.0%    $ 120,278
                                                   ======== =============  =======  ===========  ======== ============

Total assets..................................                $2,021,942
                                                            =============

Adjusted total assets.........................                $2,023,486
                                                            =============

Risk-weighted assets..........................                $1,202,775
                                                            =============

5.  EARNINGS PER SHARE
The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP) and stock options for the three months ended March 31, 2000, are as follows:

                                                                        For the Three Months Ended
                                                                             March 31, 2000
                                                           ----------------------------------------------
                                                              Income            Shares       Per-Share
                                                             Numerator       Denominator       Amount
                                                           ==============================================


Net income.........................................           $2,975,000
                                                           ==============
Basic EPS:
Income available to
    common stockholders............................           $2,975,000        6,465,460         $ 0.46
                                                           ==============                   =============
Effect of diluted shares:
    Common stock options...........................                                43,374
                                                                             -------------
Diluted EPS:
Income available to
    common stockholders............................           $2,975,000        6,508,834         $ 0.46
                                                           ==============    =============  =============


The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's stock options for the three months ended March 31, 2001, are as follows:

                                                                    For the Three Months Ended
                                                                           March 31, 2001
                                                           ----------------------------------------------
                                                              Income            Shares       Per-Share
                                                             Numerator        Denominator      Amount
                                                           ==============================================

Net income.........................................            $ 558,000
                                                           ==============
Basic EPS:
Income available to
    common stockholders.............................           $ 558,000        6,512,538         $ 0.09
                                                           ==============                   =============
Effect of diluted shares:
    Common stock options............................                               63,124
                                                                             -------------
Diluted EPS:
Income available to
    common stockholders.............................           $ 558,000        6,575,662         $ 0.08
                                                           ==============    =============  =============

Pursuant to Statement of Position, 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, ESOP shares that have not been committed to be released are not considered to be outstanding.

6.  OTHER COMPREHENSIVE INCOME (LOSS)
An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended March 31, 2000 and 2001, is as follows:

                                            For the Three Months Ended      For the Three Months Ended
                                                 March 31, 2000                  March 31, 2001
                                         ---------------------------       -------------------------
                                                  Unrealized                      Unrealized
                                                    Losses                          Losses
                                                 on Securities                   on Securities
                                         ===========================================================
                                                                    (In Thousands)

Beginning balance....................              $(6,098)                       $ (4,019)
Current-period change................               (1,636)                          1,841
                                                  ---------                       ---------
Ending balance.......................              $(7,734)                       $ (2,178)
                                                  =========                       =========

An analysis of the related tax effects allocated to Other Comprehensive Loss is as follows:

                                               For the Three Months Ended     For the Three Months Ended
                                                    March 31, 2000                  March 31, 2001
                                             -----------------------------   ----------------------------

                                             Before-tax  Tax    Net-of-Tax   Before-tax  Tax    Net-of-Tax
                                              Amount   Benefit   Amount       Amount   Benefit   Amount
                                             ============================================================
                                                                             (In Thousands)
Unrealized gain (loss) on assets
  available for sale:
Unrealized holding gains (losses)
      arising during period..............    $ (2,639)  $ 1,003  $ (1,636)    $ 3,018  $ (1,177) $ 1,841
                                             -----------------------------   ----------------------------

Other comprehensive income (loss)........    $ (2,639)  $ 1,003  $ (1,636)    $ 3,018  $ (1,177) $ 1,841
                                             =============================   ============================

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

Forward-Looking Statements.

When used in this report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Recent Developments.

In January 2001, the Company filed a registration statement with the Securities and Exchange Commission, in connection with the mutual to stock conversion of Fidelity Bankshares, MHC, the Company's mutual holding company parent. As part of the conversion, existing stockholders will have their shares of common stock canceled and exchanged for new shares of common stock pursuant to an exchange ratio determined as of the closing of the conversion. In addition to the exchange of existing shares, Fidelity Bankshares, Inc. is offering for sale between 6,576,808 and 8,898,034 shares which represent the 55.27% ownership interest in Fidelity Bankshares, Inc. by Fidelity Bankshares, MHC. It is expected that the conversion and offering will be complete during the second quarter of 2001.

Other Comprehensive Income/Loss.

Accumulated Other Comprehensive Loss for the quarter ended March 31, 2001 decreased by $1.8 million. This decrease in the loss resulted from an increase in the market value of Assets Available for Sale which was caused by a decrease in market interest rates for comparable instruments. Accumulated Other Comprehensive Loss for the quarter ended March 31, 2000 increased by $1.6 million, due to a decrease in the market value of Assets Available for Sale which was caused by an increase in market interest rates for comparable instruments.



Results of Operations.

Net income for the quarter ended March 31, 2001 was $558,000, representing a decrease of $2.4 million compared to $3.0 million for the same period in 2000. The primary reasons for this decrease, as more fully described later herein, was a one-time charge of $1.1 million during the quarter ended March 31, 2001 relating to the Company's planned computer upgrade. Net income for the quarter ended March 31, 2000 included non-recurring income of approximately $2.4 million that resulted from the receipt of common stock in connection with the demutualization of the John Hancock Financial Services Company. Provision for loan losses increased by $379,000 in March 2001 compared to 2000. An increase in the gain on sale of loans of $241,000 and a decrease in provision for income taxes of $1.5 million offset these amounts.

Interest Income.

Interest income for the quarter ended March 31, 2001, totaled $34.6 million, representing an increase of $4.1 million or 13.5% compared to the same 2000 quarter. The primary reason for this increase was an increase in the Bank's interest income from loans of $4.3 million. This increase was primarily the result of an increase of 15.6% in the average balance of loans to $1.4 billion from $1.2 billion for the quarter ended March 31, 2001 and 2000, respectively. Interest income from investment securities also increased to $832,000 for the quarter ended March 31, 2001 from $619,000 for the 2000 quarter. This increase was due to an increase in the average balance of investment securities of $17.4 million, which was slightly offset by a decrease in the average yield of such securities to 6.08% in 2001 from 6.63% in 2000. Interest income also increased on other investments by $464,000 to $1.0 million for the quarter ended March 31, 2001 from $553,000 for the same quarter in 2000. Offsetting these increases, interest income from mortgage-backed and other securities decreased by $870,000 resulting from a decrease in the average balance of these securities to $319.5 million at March 31, 2001 from $367.8 million at March 31, 2000.

Interest Expense.

Interest expense for the quarter ended March 31, 2001, totaled $22.8 million, an increase of $3.7 million or 19.3% from the same quarter in 2000. The principal cause for this increase was an increase in interest expense on deposits of $2.8 million. This resulted from an increase in the average balance of deposits to $1.5 billion for the quarter ended March 31, 2001 compared to $1.4 billion for the same quarter in 2000 and an increase in the average cost of these deposits to 4.62% compared to 4.33% for the quarter ended March 31, 2000. Interest expense on borrowed funds also increased by $927,000 caused primarily by an increase in the average balance of such funds to $327.3 million from $286.1 million and an increase in the average cost to 6.47% for the quarter ended March 31, 2001 from 6.10% for the comparable 2000 quarter.

Net Interest Income.

While the Company's interest income increased by $4.1 million for the quarter ended March 31, 2001, compared to the same period in 2000, interest expense also increased by $3.7 million, resulting in net interest income of $11.8 million for the quarter ended March 31, 2001. This represents a $433,000 or 3.8% increase in net interest income when compared to the same period in 2000.
 .
Provision for Loan Losses.

The Company's provision for loan losses increased by $379,000 to $580,000 for the quarter ended March 31, 2001 from $201,000 for the quarter ended March 31, 2000, principally as the result of the increased credit risk associated with increased originations of commercial real estate mortgages, consumer loans and commercial business loans along with an additional specific loan loss provision of $280,000 relating to a non-performing commercial loan credit. The Bank's total allowance for loan losses at March 31, 2001 of $5.5 million is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. The Bank's ratio of non-performing loans to total loans was .36% and
 .28% at March 31, 2001 and 2000, respectively.

The financial statements of the Company are prepared in accordance with generally accepted accounting principles and, accordingly, allowances for loan losses are based on management's estimate of the fair value of collateral, as applicable, and the Bank's actual loss experience and standards applied by the OTS and FDIC. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our loan portfolio. General valuation allowances are added to the Bank's capital for purposes of computing the Bank's regulatory risk-based capital. We regularly review our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. Since we are increasing our origination of commercial business loans and commercial real estate mortgages and since such loans are deemed to have more credit risk than residential mortgage loans, our provision for loan losses is likely to increase in future periods.

Other Income.

Other income for the quarter ended March 31, 2001 was $2.9 million, a decrease of $1.5 million compared to the same quarter in 2000. This decrease is principally due to the receipt of approximately $2.4 million of common stock in connection with the demutualization of John Hancock Financial Services in the quarter ended March 31, 2000. This amount was slightly offset by a gain of $241,000 on the sale of mortgage loans in the quarter ended March 31, 2001. Also offsetting this decrease was an increase in service charges on deposit accounts of $327,000 and an increase in fees for other banking services of $316,000. Of the $316,000 increase in fees for other banking services, $117,000 came as a result of increased sales of insurance and annuity products compared to the prior year.

Operating Expense.

Operating expenses increased by $2.5 million to $13.2 million for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. During the quarter ended March 31, 2001, we incurred a one-time charge to other operating expense of $1.1 million in connection with our plans to substantially upgrade our data processing services. In addition, employee compensation and benefits increased by $740,000 or 11.7%. This increase, which includes normal salary increases, has increased primarily due to the 9.0% increase in the number of full time equivalent employees from 547 at March 2000 to 596 at March 2001. This increase also includes an increase in medical benefits of approximately $148,000, again due mainly to the increase in the number of employees at March 31, 2001 compared to 2000. Occupancy and equipment costs increased by $228,000 due in part to additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase was an increase in marketing costs of $211,000 for the quarter ended March 31, 2001 compared to 2000.

Income Taxes.

Provision for income taxes was $363,000 for the quarter ended March 31, 2001 compared to $1.8 million for the quarter ended March 31, 2000. This decrease was attributable to a decrease in income before provision for income taxes of $3.9 million to $921,000 in 2001 from $4.8 million in 2000. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

Changes in Financial Condition.

The Company's assets increased by $88.4 million to $2.0 billion at March 31, 2001 compared to December 31, 2000. Net loans receivable increased by $25.8 million, while cash and assets available for sale increased by $62.3 million. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $3.2 million, while all other assets decreased by $2.9 million. Funds for the increase in assets were provided primarily by an increase in the Bank's deposits of $54.9 million, together with increases in other liabilities, principally other borrowed funds, of $31.9 million The Company's equity at March 31, 2001 increased by $1.7 million from December 31, 2000, primarily as a result of an increase in Accumulated Other Comprehensive Income of $1.8 million. Also affecting equity was net income for the quarter of $558,000, which was offset by dividends declared of $743,000.

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of March 31, 2001, the Company does not own any trading assets, other than $973,000 of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At March 31, 2001, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The following table sets forth the Bank's estimated internal calculations of MVPE as of March 31, 2001.


      Changes in Rates              Net Market Value of Portfolio Equity
        (Rate Shock)                    $ Amount   $ Change  % Change
    --------------------              --------------------------------

          +200bp                         221,302   (21,878)    (9.0%)
          +100bp                         236,169    (7,011)    (2.9%)
            -0-                          243,180         -         -
          -100bp                         237,183    (5,997)    (2.5%)
          -200bp                         227,984   (15,196)    (6.2%)



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

Under OTS risk-based capital regulations, savings associations are required to calculate the MVPE. These calculations are based upon data concerning interest-earning assets, interest-bearing liabilities and other rate sensitive assets and liabilities provided to the OTS on schedule CMR of the quarterly Thrift Financial Report. Commencing March 31, 1994, for purposes of measuring interest rate risk, the OTS began using the MVPE calculations which essentially discount the cash flows from an institution's assets and liabilities to present value, using current market rates. There are significant differences between the Bank's internal assumptions used to calculate the previously presented MVPE and those used by the OTS. For example, the Bank's internal decay rates for NOW, passbook and money market accounts produce an average expected life for these instruments of 16.63 years, 12.45 years and 10.30 years, respectively. The OTS standard assumptions for these same instruments at December 31, 2000 result in an expected average life of 2.9 years, 3.3 years and 0.6 years, respectively. Accordingly, the Bank's previously presented MVPE calculations are not representative of those which would be produced by the OTS.

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

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 20.65% during the month of March 2001. Liquidity ratios averaged 20.59% for the quarter ended March 31, 2001. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $77.5 million at March 31, 2001. Other assets qualifying for liquidity at March 31, 2001, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $260.9 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2001, the Bank had $270.8 million in advances from the FHLB. At March 31, 2001, the Bank had commitments outstanding to originate or purchase loans of $131.8 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at March 31, 2001, totaled $758.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

FASB Statement on Derivatives and Hedging Activities - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time of adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after July 1, 2000 and, accordingly, would apply to the Company beginning on January 1, 2001. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, the adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. As stated in the previous paragraph, the Company has not engaged in derivative and hedging activities covered by this standard and does not expect to do so in the foreseeable future. Accordingly, the adoption of SFAS No. 138 did not have a material impact on the Company's financial statements.

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



                                                 FIDELITY BANKSHARES, INC.






Date:  May 10, 2001                              By:   /S/Vince A. Elhilow
                                                       ----------------------
                                                       Vince A. Elhilow
                                                       President and Chief
                                                       Executive Officer





Date:  May 10, 2001                              By:   /S/Richard D. Aldred
                                                       ----------------------
                                                       Richard D. Aldred
                                                       Executive Vice President
                                                       Chief Financial Officer