Form 10-Q
period 2001-06-30
FIDELITY BANKSHARES INC
filed 2001-08-13
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                                  __________________________

                                    FORM 10-Q
(Mark One)


[|X|]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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

                205 Datura Street, West Palm Beach, Florida 33401
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 15,767,038 shares of the Registrant's common stock outstanding as of August 1, 2001.

                            FIDELITY BANKSHARES, INC.
                                      INDEX


Page
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements.......................................1

                    Consolidated Statements of Financial Condition as of
                        December 31, 2000 and June 30, 2001....................2

                    Consolidated Statements of Operations for the three and
                        six months ended June 30, 2000 and 2001................3

                    Consolidated Statements of Comprehensive Operations
                        for the three and six months ended June 30, 2000
                        and 2001...............................................4

                    Consolidated Statements of Cash Flows for the six months
                        ended June 30, 2000 and 2001...........................5

                    Notes to Unaudited Consolidated Financial Statements.......6

           Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................12

PART II.   OTHER INFORMATION..................................................21

PART I.    FINANCIAL INFORMATION
           Item I.  Financial Statements


FIDELITY BANKSHARES, INC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------------------------------------


                                                                             December 31,          June 30,
                                                                                 2000                2001
                                                                             =================================
                                                                             (In Thousands, except share data)
ASSETS
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions                            $ 43,986           $ 46,512
     Interest-bearing deposits                                                      56,323             48,788
                                                                             --------------      -------------
         Total cash and cash equivalents                                           100,309             95,300
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Government and agency securities, including municipal bonds                    34,122            103,916
     Mortgage-backed and other securities                                          283,993            262,194
     Corporate debt securities                                                      38,230             37,837
                                                                             --------------      -------------
         Total assets available for sale                                           356,345            403,947
LOANS RECEIVABLE                                                                 1,361,232          1,447,970
OFFICE PROPERTIES AND EQUIPMENT, Net                                                53,969             58,722
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market                    14,718             14,042
REAL ESTATE OWNED, Net                                                                  27                 98
ACCRUED INTEREST RECEIVABLE                                                         10,244             11,262
DEFERRED INCOME TAX ASSET                                                            5,454              3,913
OTHER ASSETS                                                                        31,267             29,303
                                                                             --------------      -------------
TOTAL ASSETS                                                                   $ 1,933,565         $2,064,557
                                                                             ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS                                                                       $ 1,497,818         $1,515,820
OTHER BORROWED FUNDS                                                                 6,890             38,111
ADVANCES FROM FEDERAL HOME LOAN BANK                                               274,365            258,914
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                                        3,493             13,462
DRAFTS PAYABLE                                                                       4,335              8,633
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES                                                 28,750             28,750
OTHER LIABILITIES                                                                   26,263             26,443
                                                                             --------------      -------------
     TOTAL LIABILITIES                                                           1,841,914          1,890,133
                                                                             --------------      -------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued                                -                  -
COMMON STOCK ($  .10 par value) 30,000,000 shares authorized,
     6,851,084 shares outstanding at December 31, 2000, and
     15,767,038 shares outstanding at June 30, 2001                                    685              1,577
ADDITIONAL PAID-IN CAPITAL                                                          41,101            117,716
RETAINED EARNINGS - substantially restricted                                        62,925             63,868
TREASURY STOCK, at cost, 478,957 shares at December 31, 2000 and
     337,900 shares at June 30, 2001                                                (9,041)            (1,709)
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN                                  -             (5,218)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                                (4,019)            (1,810)
                                                                             --------------      -------------
     TOTAL STOCKHOLDERS' EQUITY                                                     91,651            174,424
                                                                             --------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 1,933,565         $2,064,557
                                                                             ==============      =============

See Notes to Unaudited Consolidated Financial Statements.



FIDELITY BANKSHARES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------

                                                                For the               For the
                                                            Three Months Ended     Six Months Ended
                                                               June 30,               June 30,
                                                           2000       2001        2000       2001
                                                         =====================  ====================
                                                               (In Thousands, except share data)

Interest income:
    Loans ............................................   $ 24,524    $ 27,937   $ 47,626   $ 55,354
    Investment securities ............................        886       1,582      1,505      2,414
    Other investments ................................        864         931      1,417      1,948
    Mortgage-backed and other securities .............      6,327       4,504     12,529      9,836
                                                         ---------  ----------  ---------  ---------
       Total interest income .........................     32,601      34,954     63,077     69,552
                                                         ---------  ----------  ---------  ---------
Interest expense:
    Deposits .........................................     15,426      16,903     30,150     34,389
    Advances from Federal Home Loan Bank and
       other borrowing ...............................      5,342       5,169      9,707     10,461
                                                         ---------  ----------  ---------  ---------
       Total interest expense ........................     20,768      22,072     39,857     44,850
                                                         ---------  ----------  ---------  ---------

Net interest income ..................................     11,833      12,882     23,220     24,702

Provision for loan losses ............................        364         326        565        906
                                                         ---------  ----------  ---------  ---------

Net interest income after provision for loan losses ..     11,469      12,556     22,655     23,796
                                                         ---------  ----------  ---------  ---------
Other income:
    Service charges on deposit accounts ..............        957       1,217      1,802      2,389
    Fees for other banking services ..................      1,038       1,435      1,871      2,584
    Net gain on sale of loans, investments
       and mortgage-backed securities ................         35         121         35        362
    Miscellaneous ....................................        316         237      2,950        531
                                                         ---------  ----------  ---------  ---------
       Total other income ............................      2,346       3,010      6,658      5,866
                                                         ---------  ----------  ---------  ---------
Operating expense:
    Employee compensation and benefits ...............      6,507       7,884     12,827     14,944
    Occupancy and equipment ..........................      2,210       2,641      4,424      5,083
    Gain on real estate owned ........................        (79)        (46)      (129)       (56)
    Marketing ........................................        303         441        552        901
    Federal deposit insurance premium ................         68          70        136        139
    Other ............................................      1,934       2,418      3,814      5,572
                                                         ---------  ----------  ---------  ---------
       Total operating expense .......................     10,943      13,408     21,624     26,583
                                                         ---------  ----------  ---------  ---------

Income before provision for income taxes .............      2,872       2,158      7,689      3,079
                                                         ---------  ----------  ---------  ---------
Provision for income taxes:
    Current ..........................................      1,033         772      1,770      1,091
    Deferred .........................................        106          85      1,211        129
                                                         ---------  ----------  ---------  ---------
       Total provision for income taxes ..............      1,139         857      2,981      1,220
                                                         ---------  ----------  ---------  ---------

Net income ...........................................    $ 1,733     $ 1,301    $ 4,708    $ 1,859
                                                         =========  ==========  =========  =========
Earnings per share:
    Basic ............................................     $ 0.11      $ 0.09     $.0 30     $.0 12
                                                         =========  ==========  =========  =========
    Diluted ..........................................     $ 0.11      $ 0.08     $ 0.30     $ 0.12
                                                         =========  ==========  =========  =========

See Notes to Unaudited Consolidated Financial Statements.


FIDELITY BANKSHARES, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------------------------

                                                                        For the                For the
                                                                   Three Months Ended     Six Months Ended
                                                                        June 30,               June 30,
                                                                    2000       2001        2000      2001
                                                                  ====================   ===================
                                                                      (In Thousands)       (In Thousands)

Net income ......................................................   $1,733     $1,301      $4,708    $1,859
Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on assets available for sale:
       Unrealized holding (losses) gains arising during period ..     (709)       368      (2,345)    2,209
                                                                  ---------  ---------   ---------  --------

Comprehensive income ............................................   $1,024     $1,669      $2,363    $4,068
                                                                  =========  =========   =========  ========

See Notes to Unaudited Consolidated Financial Statements


FIDELITY BANKSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------
                                                                        For the Six Months Ended
                                                                              June 30,
                                                                          2000       2001
                                                                        ======================
                                                                           (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income .............................................................  $ 4,708     $ 1,859
Adjustments to reconcile net income to net cash (used for)
   provided by operating activities:
      Depreciation and amortization ....................................    1,434       1,690
      ESOP and Recognition and Retention Plan compensation expense .....      221          72
      Accretion of discounts, amortization of premiums, and other
        deferred yield items ...........................................     (464)       (737)
      Provision for loan losses ........................................      565         906
      Provisions for (gains) losses and net (gains) losses on sales
         of real estate owned ..........................................     (252)        (40)
      Gain on securities received from insurance carrier's
         demutualization ...............................................   (2,503)          -
      Net (gain) loss on sale of:
          Loans ........................................................        -        (261)
          Mortgage-backed securities ...................................        -          (1)
          Equity securities ............................................      (35)          -
          Office properties and equipment ..............................       10          91
          Other assets .................................................        -         (99)
Increase in accrued interest receivable ................................   (1,569)     (1,018)
(Increase) decrease in other assets ....................................     (821)      1,854
Increase in drafts payable .............................................      738       4,298
Decrease in deferred income tax asset ..................................    1,233         129
(Decrease) increase in other liabilities ...............................   (1,689)      3,321
                                                                        ----------------------
          Net cash provided by operating activities ....................    1,576      12,064
                                                                        ----------------------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans                         (95,929)   (108,605)
Principal payments received on mortgage-backed securities .............    18,832      24,726
Purchases of:
      Loans ...........................................................   (15,310)    (13,011)
      Federal Home Loan Bank stock ....................................    (4,638)          -
      Investment securities ...........................................   (30,112)   (101,995)
      Office properties and equipment .................................    (5,863)     (6,607)
Proceeds from sales of:
      Loans ...........................................................         -      35,457
      Federal Home Loan Bank stock ....................................     1,500         676
      Mortgage-backed securities ......................................         -          94
      Real estate acquired in settlement of loans .....................       910         200
      Equity securities ...............................................       121           -
      Office properties and equipment .................................       500           -
      Other assets ....................................................         -         100
Proceeds from maturities of municipal bonds and government and
  agency securities ...................................................     2,000      32,655
Other .................................................................       203      (1,816)
                                                                        ----------------------
          Net cash used in investing activities .......................  (127,786)   (138,126)
                                                                        ----------------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Sale of common stock - net of issuance costs ..........................        61      79,580
Cash dividends ........................................................    (1,462)     (2,268)
Net increase (decrease) in:
      NOW accounts, demand deposits, and savings accounts .............    86,056      45,830
      Certificates of deposit .........................................   (10,652)    (27,828)
      Advances from Federal Home Loan Bank ............................    81,143     (15,451)
      Other borrowed funds ............................................     1,796      31,221
      Advances by borrowers for taxes and insurance ...................     9,117       9,969
                                                                        ----------------------
          Net cash provided by financing activities ...................   166,059     121,053
                                                                        ----------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................    39,849      (5,009)
CASH AND CASH EQUIVALENTS, Beginning of period ........................    60,801     100,309
                                                                        ----------------------
CASH AND CASH EQUIVALENTS, End of period ..............................  $100,650    $ 95,300
                                                                        ======================

See Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  GENERAL
The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Bank & Trust (the "Bank") conform to accounting principles generally accepted in the United States of America and to predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2000 Annual Report on Form 10-K.

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2001 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

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

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect adoption of this standard to have a material effect on the Company's consolidated financial statements.

Certain amounts in the financial statements have been reclassified to conform with the June 30, 2001 presentation.

2.  REORGANIZATION AND SECOND STEP CONVERSION
In January 2001, the Company filed a registration statement with the Securities and Exchange Commission, in connection with the mutual-to-stock conversion of Fidelity Bankshares, MHC, the Company's mutual holding company parent.

The Company completed the mutual-to-stock conversion of its mutual holding company May 15, 2001 and the related common stock offering resulted in the Company succeeding Fidelity Bankshares, MHC. The Company sold 8,695,943 shares of common stock for $10.00 per share to certain customers of Fidelity Federal Bank and Trust, its benefit plans, including the employee stock ownership plan, and to existing public stockholders of Fidelity Bankshares, Inc. In addition, 7,048,747 shares were issued to the existing stockholders based on an exchange rate of 2.4165 new shares of common stock for each existing share, resulting in total new shares outstanding of 15,744,690.

The conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company's assets, liabilities and equity. All references in the consolidated financial statements and notes thereto to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the exchange rate.




3.  LOANS RECEIVABLE
Loans receivable at December 31, 2000 and June 30, 2001, consist of the following:

                                                         December 31,          June 30,
                                                           2000                2001
                                                       ==================================
                                                                (In Thousands)

One-to-four single family, residential real estate
      mortgages .....................................    $ 1,008,306         $ 1,014,268
Commercial real estate mortgages ....................        143,987             176,096
Real estate construction-primarily residential ......         86,901             135,735
Land loans-primarily residential ....................         14,421              18,214
                                                       --------------     ---------------
      Total first mortgage loans ....................      1,253,615           1,344,313
Consumer loans ......................................         85,407              96,921
Commercial business loans ...........................        152,524             165,654
                                                       --------------     ---------------
      Total gross loans .............................      1,491,546           1,606,888
Less:
      Undisbursed portion of loans in process .......        128,116             155,886
      Unearned discounts, premiums and deferred
           loan fees, net ...........................         (2,707)             (2,700)
      Allowance for loan losses .....................          4,905               5,732
                                                       --------------     ---------------
Loans receivable-net ................................    $ 1,361,232         $ 1,447,970
                                                       ==============     ===============

4.  ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 2000 and the three and six months ended June 30, 2000 and 2001, is as follows:


                                       For the Year      For the Three Months    For the Six Months
                                          Ended                 Ended                   Ended
                                        December 31,           June 30,                June 30,
                                           2000            2000       2001         2000       2001
                                       ============     ====================    ====================
                                      (In Thousands)       (In Thousands)          (In Thousands)


Balance at beginning of period .....       $ 3,609       $ 3,765     $5,452      $ 3,609     $4,905
Current provision ..................         1,328           364        326          565        906
Charge-offs ........................          (142)          (15)       (49)         (64)       (83)
Recoveries .........................           110             3          3            7          4
                                       ------------     ---------   --------    ---------  ---------

Ending balance .....................       $ 4,905       $ 4,117     $5,732      $ 4,117     $5,732
                                       ============     ====================    ====================




An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:


                                                          December 31, 2000           June 30, 2001
                                                     ====================================================

                                                        Loan        Related         Loan        Related
                                                       Balance       Allowance     Balance     Allowance
                                                     ----------------------------------------------------
                                                                         (In Thousands)

Impaired loan balances and related allowances:
Loans with related allowance for loan losses ......  $       207   $     151      $     882    $     636
Loans without related allowance for loan losses ...        4,844           -          3,822            -
                                                     ------------  ----------     ----------   ----------
           Total ..................................  $     5,051   $     151      $   4,704    $     636
                                                     ============  ==========     ==========   ==========


The Bank's policy on interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent and cease accruing interest thereafter. Such interest ultimately collected is credited to income in the period of recovery.

5.  REGULATORY CAPITAL
The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:


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
                                                   -------------------------------------------------------------------
                                                                          (Dollars In Thousands)

As of December 31, 2000 Stockholders' Equity
    and ratio to total assets ...................     6.3%     $ 120,322
                                                   ========

Net unrealized decrease in market value of
    assets available for sale (net of
    applicable income taxes) ....................                  4,019
Goodwill ........................................                 (2,504)
Disallowed servicing assets and deferred
tax assets ......................................                    (37)
                                                            -------------
Tangible capital and ratio to adjusted
total assets ....................................     6.3%     $ 121,800     1.5%     $ 28,922
                                                   ======== =============  =======  ===========
Tier 1 (core) capital and ratio to adjusted
    total assets ................................     6.3%     $ 121,800     3.0%     $ 57,844      5.0%     $ 96,406
                                                   ======== =============  =======  ===========  ======== ============
Tier 1 (core) capital and ratio to risk-weighted
    total assets ................................    10.6%     $ 121,800     4.0%     $ 45,773      6.0%     $ 68,660
                                                   ========                =======  ===========  ======== ============

Allowable Tier 2 capital:
    General loan valuation allowances ...........                  4,433
                                                            -------------
    Total risk-based capital and ratio to
        risk-weighted total assets ..............    11.0%     $ 126,233     8.0%     $ 91,546     10.0%    $ 114,433
                                                   ======== =============  =======  ===========  ======== ============

Total assets ....................................            $ 1,923,633
                                                            =============

Adjusted total assets ...........................            $ 1,928,129
                                                            =============

Risk-weighted assets ............................            $ 1,144,330
                                                            =============

As of June 30, 2001 Stockholders' Equity
    and ratio to total assets ...................     7.9%     $ 164,045
                                                   ========

Net unrealized decrease in market value of
    assets available for sale (net of
    applicable income taxes) ....................                  1,810
Goodwill ........................................                 (2,379)
Disallowed servicing assets and deferred
    tax assets ..................................                    (29)
                                                            -------------
Tangible capital and ratio to adjusted
total assets ....................................     7.9%     $ 163,447     1.5%     $ 31,099
                                                   ======== =============  =======  ===========
Tier 1 (core) capital and ratio to adjusted
    total assets ................................     7.9%     $ 163,447     3.0%     $ 62,199      5.0%    $ 103,665
                                                   ======== =============  =======  ===========  ======== ============
Tier 1 (core) capital and ratio to risk-weighted
    total assets ................................    13.0%     $ 163,447     4.0%     $ 50,338      6.0%     $ 75,507
                                                   ========                =======  ===========  ======== ============

Allowable Tier 2 capital:
    General loan valuation allowances ...........                  5,033
                                                            -------------
    Total risk-based capital and ratio to
        risk-weighted total assets ..............    13.4%     $ 168,480     8.0%     $100,676     10.0%    $ 125,845
                                                   ======== =============  =======  ===========  ======== ============

Total assets ....................................            $ 2,072,287
                                                            =============

Adjusted total assets ...........................            $ 2,073,294
                                                            =============

Risk-weighted assets ............................            $ 1,258,446
                                                            =============

6.  EARNINGS PER SHARE
The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP) and stock options for the three months ended June 30, 2000 and 2001, are as follows:


                                           For the Three Months Ended                  For the Three Months Ended
                                                June 30, 2000                                June 30, 2001
                                 ---------------------------------------    -----------------------------------------
                                   Income          Shares       Per-Share      Income          Shares       Per-Share
                                  Numerator      Denominator    Amount       Numerator        Denominator    Amount
                                 =======================================    =========================================



Net income ..................     $1,733,000                                  $1,301,000
                                 ============                               =============
Basic EPS:
Income available to
    common stockholders .....     $1,733,000      15,650,442     $ 0.11       $1,301,000      15,226,659      $ 0.09
                                 ============                  =========    =============                   =========
Effect of diluted shares:
    Common stock options ....                        111,409                                     150,664
                                                -------------                               -------------
Diluted EPS:
Income available to
    common stockholders .....     $1,733,000      15,761,851     $ 0.11       $1,301,000      15,377,323      $ 0.08
                                 ============   =============  =========    =============   =============   =========



The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's stock options for the six months ended June 30, 2000 and 2001, are as follows:

                                             For the Six Months Ended                  For the Six Months Ended
                                                 June 30, 2000                               June 30, 2001
                                 ----------------------------------------    ----------------------------------------
                                   Income          Shares        Per-Share      Income         Shares       Per-Share
                                  Numerator       Denominator    Amount       Numerator       Denominator    Amount
                                 ========================================    ========================================


Net income ....................   $4,708,000                                   $1,859,000
                                 ============                                =============
Basic EPS:
Income available to
    common stockholders .......   $4,708,000      15,636,995      $ 0.30       $1,859,000     15,221,114      $ 0.12
                                 ============                   =========    =============                  =========
Effect of diluted shares:
    Common stock options ......                      106,213                                     144,911
                                                -------------                               -------------
Diluted EPS:
Income available to
    common stockholders .......   $4,708,000      15,743,208      $ 0.30       $1,859,000     15,366,025      $ 0.12
                                 ============   =============   =========    =============  =============   =========

Pursuant to Statement of Position, 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, ESOP shares that have not been committed to be released are not considered to be outstanding.

7.  OTHER COMPREHENSIVE INCOME (LOSS)
An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended June 30, 2000 and 2001, is as follows:


                                        For the Three Months Ended   For the Six Months Ended
                                                 June 30,                     June 30,
                                           2000         2001            2000         2001
                                         ----------------------       ----------------------
                                                   Unrealized                   Unrealized
                                                     Losses                       Losses
                                                  on Securities                on Securities
                                         ===================================================
                                                               (In Thousands)

Beginning balance .....................  $ (7,734)    $ (2,178)       $ (6,098)    $ (4,019)
Current-period change .................      (709)         368          (2,345)       2,209
                                         ---------    ---------       ---------    ---------
Ending balance ........................  $ (8,443)    $ (1,810)       $ (8,443)    $ (1,810)
                                         =========    =========       =========    =========

An analysis of the related tax effects allocated to Other Comprehensive Loss is as follows:


                                                         For the Three Months Ended    For the Three Months Ended
                                                              June 30, 2000                  June 30, 2001
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
                                                                                      (In Thousands)

Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
      during period ................................   $(1,366)    $ 657    $ (709)      $ 604    $ (236)   $ 368
                                                      -----------------------------   ----------------------------

Other comprehensive income (loss) ..................   $(1,366)    $ 657    $ (709)      $ 604    $ (236)   $ 368
                                                      =============================   ============================




                                                         For the Six Months Ended     For the Six Months Ended
                                                               June 30, 2000                  June 30, 2001
                                                       -----------------------------   ----------------------------

                                                       Before-tax  Tax     Net-of-Tax  Before-tax  Tax    Net-of-Tax
                                                        Amount   Benefit   Amount       Amount   Benefit   Amount
                                                       ============================================================
                                                                                       (In Thousands)

Unrealized gain (loss) on assets available for sale:
  Unrealized holding gains (losses) arising
      during period ................................    $(4,005)  $ 1,660   $(2,345)    $ 3,622   $(1,413) $ 2,209
                                                       -----------------------------   ----------------------------

Other comprehensive income (loss) ..................    $(4,005)  $ 1,660   $(2,345)    $ 3,622   $(1,413) $ 2,209
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

Recent Developments.

In January 2001, the Company filed a registration statement with the Securities and Exchange Commission, in connection with the mutual-to-stock conversion of Fidelity Bankshares, MHC, the Company's mutual holding company parent.

The Company completed the mutual-to-stock conversion of its mutual holding company May 15, 2001 and the related common stock offering resulted in the Company succeeding Fidelity Bankshares, MHC. The Company sold 8,695,943 shares of common stock for $10.00 per share to certain customers of Fidelity Federal Bank and Trust, its benefit plans, including the employee stock ownership plan, and to existing public stockholders of Fidelity Bankshares, Inc. In addition, 7,048,747 shares were issued to the existing stockholders based on an exchange rate of 2.4165 new shares of common stock for each existing share, resulting in total new shares outstanding of 15,744,690.

The conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company's assets, liabilities and equity. All references in the consolidated financial statements and notes thereto to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the exchange rate.

Other Comprehensive Income/Loss.

Other Comprehensive Income for the six months ended June 30, 2001 was $2.2 million, representing an increase of $4.6 million compared to the same 2000 period. This increase in the income resulted from an increase in the market value of Assets Available for Sale which was caused by a decrease in market interest rates for comparable instruments.

Other Comprehensive Income for the quarter ended June 30, 2001 was $368,000, representing an increase of $1.1 million compared to the same 2000 period. This increase in the income resulted from an increase in the market value of Assets Available for Sale which was caused by a decrease in market interest rates for comparable instruments.

Changes in Financial Condition.

The Company's assets increased by $131.0 million to $2.1 billion at June 30, 2001 compared to December 31, 2000. Net loans receivable increased by $86.7 million, while cash and assets available for sale increased by $42.6 million. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $4.8 million, while all other assets decreased by $3.1 million. Funds for the increase in assets were provided primarily as a result of the completion of the mutual-to-stock conversion and related common stock offering which raised $79.5 million net of issuance costs. Also the Bank increased its deposits by $18.0 million, together with increases in other liabilities, principally other borrowed funds, of $30.2 million The Company's equity at June 30, 2001 increased by $82.8 million from December 31, 2000, primarily as a result of the completion of the mutual-to-stock conversion and related common stock offering which, as stated above raised $79.5 million net of issuance costs. Other Comprehensive Income increased by $4.6 million. Also affecting equity was net income for the six months of $1.9 million, which was offset by dividends declared of $2.3 million.

Results of Operations.

Net income for the six months ended June 30, 2001 was $1.9 million, representing a decrease of $2.8 million compared to $4.7 million for the same period in 2000. The primary reasons for this decrease, as more fully described later herein, was a one-time charge of $1.1 million during the six months ended June 30, 2001 relating to the Company's computer upgrade. Net income for the six months ended June 30, 2000 included non-recurring income of approximately $2.4 million that resulted from the receipt of common stock in connection with the demutualization of the John Hancock Financial Services Company. Provision for loan losses increased by $341,000 in June 2001 compared to 2000. An increase in the gain on sale of loans of $327,000 and a decrease in provision for income taxes of $1.8 million offset these amounts.

Net income for the quarter ended June 30, 2001 was $1.3 million, representing a decrease of $432,000 from $1.7 million for the same period in 2000. The primary reasons for this decrease, as more fully described later herein, was an increase in operating expenses of $2.5 million. Offsetting this increase was an increase in net interest income of $1.0 million, an increase in other income of $664,000 and a decrease in the provision for income taxes of $282,000.

Interest Income.

Interest income for the six months ended June 30, 2001, totaled $69.6 million, representing an increase of $6.5 million or 10.3% compared to the same 2000 period. The primary reason for this increase was an increase in the Bank's interest income from loans of $7.7 million. This increase was primarily the result of an increase of 14.7% in the average balance of loans to $1.4 billion from $1.2 billion for the six months ended June 30, 2001 and 2000, respectively. Interest income from investment securities also increased to $2.4 million for the six months ended June 30, 2001 from $1.5 million for the 2000 period. This increase was due to an increase in the average balance of investment securities of $33.0 million, which was slightly offset by a decrease in the average yield of such securities to 6.26% in 2001 from 6.81% in 2000. Interest income also increased on other investments by $531,000 to $1.9 million for the six months ended June 30, 2001 from $1.4 million for the same period in 2000. Offsetting these increases, interest income from mortgage-backed and other securities decreased by $2.7 million resulting from a decrease in the average balance of these securities to $313.1 million at June 30, 2001 from $362.4 million at June 30, 2000.

Interest income for the quarter ended June 30, 2001, totaled $35.0 million, representing an increase of $2.4 million or 7.2% compared to the same 2000 quarter. The primary reason for this increase was an increase in the Bank's interest income from loans of $3.4 million. This increase was primarily the result of an increase of 13.6% in the average balance of loans to $1.4 billion from $1.2 billion for the quarter ended June 30, 2001 and 2000, respectively. Interest income from investment securities also increased to $1,582,000 for the quarter ended June 30, 2001 compared to $886,000 for the 2000 quarter. This increase was due to an increase in the average balance of investment securities of $48.4 million, which was slightly offset by a decrease in the average yield of such securities to 6.32% in 2001 from 6.85% in 2000. Interest income also increased on other investments by $67,000 to $931,000 for the quarter ended June 30, 2001 from $864,000 for the same quarter in 2000. Offsetting these increases, interest income from mortgage-backed and other securities decreased by $1.8million resulting from a decrease in the average balance of these securities to $307.6 million at June 30, 2001 from $356.8 million at June 30, 2000.

Interest Expense.

Interest expense for the six months ended June 30, 2001, totaled $44.9 million, an increase of $5.0 million or 12.5% from the same quarter in 2000. The principal cause for this increase was an increase in interest expense on deposits of $4.2 million. This resulted from an increase in the average balance of deposits to $1.5 billion for the six ended June 30, 2001 compared to $1.4 billion for the same period in 2000 and an increase in the average cost of these deposits to 4.52% compared to 4.39% for the six months ended June 30, 2000. Interest expense on borrowed funds also increased by $754,000 caused primarily by an increase in the average balance of such funds to $327.6 million from $312.9 million and an increase in the average cost to 6.39% for the six months ended June 30, 2001 from 6.21% for the comparable 2000 period.

Interest expense for the quarter ended June 30, 2001, totaled $22.1 million, an increase of $1.3 million or 6.3% from the same quarter in 2000. The principal cause for this increase was an increase in interest expense on deposits of $1.5 million. This resulted from an increase in the average balance of deposits to $1.5 billion for the quarter ended June 30, 2001 compared to $1.4 billion for the same quarter in 2000. This increase was partially offset by a decrease in interest expense on borrowed funds of $173,000 caused primarily by a decrease in the average balance of such funds to $330.4 million from $334.7 million and a decrease in the average cost to 6.26% for the quarter ended June 30, 2001 from 6.38% for the comparable 2000 quarter.

Net Interest Income.

While the Company's interest income increased by $6.5 million for the six months ended June 30, 2001, compared to the same period in 2000, interest expense also increased by $5.0 million, resulting in net interest income of $24.7 million for the six months ended June 30, 2001. This represents a $1.5 million or 6.4% increase in net interest income when compared to the same period in 2000.
 .
During the quarter ended June 30, 2001, the Company's interest income increased by $2.4 million compared to the same quarter in 2000, while interest expense increased by $1.3 million, resulting in net interest income of $12.9 million for the quarter ended June 30, 2001, $1.0 million or 8.9% more than realized in 2000.

Provision for Loan Losses.

The Company's provision for loan losses increased by $341,000 to $906,000 for the six months ended June 30, 2001 from $565,000 for the six months ended June 30, 2000, principally as the result of the increased credit risk associated with increased originations of commercial real estate mortgages, consumer loans and commercial business loans along with an additional specific loan loss provision of $280,000 relating to a non-performing commercial loan credit. The Bank's total allowance for loan losses at June 30, 2001 of $5.7 million is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. The Bank's ratio of non-performing loans to total loans was .31% and
 .25% at June 30, 2001 and 2000, respectively.

The provision for loan losses was $326,000 for the quarter ended June 30, 2001, compared to $364,000 for the quarter ended June 30, 2000. The provision for the quarter ended June 30, 2001 is deemed adequate by management in light of the risks inherent in the Bank's loan portfolio.

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

Other Income.

Other income for the six months ended June 30, 2001 was $5.9 million, a decrease of $792,000 compared to the same six months in 2000. This decrease is principally due to the receipt of approximately $2.4 million of common stock in connection with the demutualization of John Hancock Financial Services during the six months ended June 30, 2000. This amount was partially offset by an increase of $713,000 in fees for other banking services for the six months ended June 30, 2001. Also offsetting this decrease was a gain on the sale of mortgage loans of $327,000 and an increase in service charges on deposit accounts of $587,000.

Other income for the quarter ended June 30, 2001 was $3.0 million, an increase of $664,000 compared to the same quarter in 2000. This increase is principally due to increases in service charges on deposit accounts of $260,000 and fees for other banking services of $397,000. Also contributing to this increase was an increase in net gain on sale of loans, investments and mortgage-backed securities of $86,000 for the quarter ended June 30, 2001 compared to the same quarter in 2000. Slightly offsetting these increases was a decrease in other miscellaneous income of $79,000 to $237,000 from $316,000 for the quarters ended June 30, 2001and 2000, respectively.

Operating Expense.

Operating expenses increased by $5.0 million to $26.6 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. During the six months ended June 30, 2001, we incurred a one-time charge to other operating expense of $1.1 million in connection with our plans to substantially upgrade our data processing services. In addition, employee compensation and benefits increased by $2.1 million or 16.5%. This increase, which includes normal salary increases, was primarily due to the 15.9% increase in the number of full time equivalent employees from 553 at June 2000 to 641 at June 2001. Occupancy and equipment costs increased by $659,000 due in part to additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase were increases in marketing costs of $349,000 and other operating expense of $1.8 million for the six months ended June 30, 2001 compared to 2000.

During the quarter ended June 30, 2001, operating expenses increased by $2.5 million to $13.4 million for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. Employee compensation and benefits increased by $1.4 million. This increase as stated above, is due largely to the increase in the number of full time equivalent employees. Occupancy and equipment costs increased by $431,000 due in part, as explained above, to additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase were increases in marketing costs of $138,000 and other operating expense of $484,000 for the quarter ended June 30, 2001 compared to 2000. Partially offsetting these increases was a decrease in gain on real estate owed of $33,000.

Income Taxes.

Provision for income taxes was $1.2 million for the six months ended June 30, 2001 compared to $3.0 million for the six months ended June 30, 2000. This decrease was attributable to a decrease in income before provision for income taxes of $4.6 million to $3.1 million in 2001 from $7.7 million in 2000. These expenses approximate the rates paid by the Company for Federal and State income taxes applied to the Company's pre-tax income.

The income tax provision was $857,000 for the quarter ended June 30, 2001 compared to $1.1 million for the quarter ended June 30, 2000. These expenses approximate the rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of June 30, 2001, the Company does not own any trading assets, other than $975,000 of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At June 30, 2001, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The following table sets forth the Bank's estimated internal calculations of MVPE as of June 30, 2001.

          Changes in Rates             Net Market Value of Portfolio Equity
            (Rate Shock)                 $ Amount   $ Change       % Change
         --------------------        ------------------------------------------

            +200bp                         198,017   (50,254)   (20.2%)
            +100bp                         222,644   (25,627)   (10.3%)
              -0-                          248,271         -         -
            -100bp                         251,502     3,231      1.3%
            -200bp                         250,397     2,126      0.9%


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

Under OTS risk-based capital regulations, savings associations are required to calculate the MVPE. These calculations are based upon data concerning interest-earning assets, interest-bearing liabilities and other rate sensitive assets and liabilities provided to the OTS on schedule CMR of the quarterly Thrift Financial Report. Commencing June 30, 1994, for purposes of measuring interest rate risk, the OTS began using the MVPE calculations which essentially discount the cash flows from an institution's assets and liabilities to present value, using current market rates. There are significant differences between the Bank's internal assumptions used to calculate the previously presented MVPE and those used by the OTS. For example, the Bank's internal decay rates for NOW, passbook and money market accounts produce an average expected life for these instruments of 16.63 years, 12.45 years and 10.30 years, respectively. The OTS standard assumptions for these same instruments at December 31, 2000 result in an expected average life of 2.9 years, 3.3 years and 0.6 years, respectively. Accordingly, the Bank's previously presented MVPE calculations are not representative of those which would be produced by the OTS.

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

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 20.46% during the month of June 2001. Liquidity ratios averaged 21.77% for the quarter ended June 30, 2001. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $48.5 million at June 30, 2001. Other assets qualifying for liquidity at June 30, 2001, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $280.0 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2001, the Bank had $258.9 million in advances from the FHLB. At June 30, 2001, the Bank had commitments outstanding to originate or purchase loans of $164.1 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2001, totaled $754.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank. FASB Statement on Derivatives and Hedging Activities - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time of adopting SFAS No.
133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after July 1, 2000 and, accordingly, would apply to the Company beginning on January 1, 2001. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, the adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

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

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect adoption of this standard to have a material effect on the Company's consolidated financial statements.

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


Item 4     Submission of Matters to a Vote of Security Holders

           On April 17, 2001, several matters were submitted to the security holders, in connection with the Company's annual meeting of stockholders, all of which were set forth in the Company's proxy materials. The result of such votes are as follows:

           Ballot No. 1

               The election of Paul C. Bremer, F. Ted Brown, Jr. and Karl H. Watson to serve as director for a term of three years or until their successors have been elected and qualified.

                                               For                   Withheld

           Paul C. Bremer                    6,009,583                 6,829
           F. Ted Brown, Jr.                 6,009,583                 6,829
           Karl H. Watson                    6,009,583                 6,829

           Ballot No. 2

               The ratification of the appointment of Deloitte & Touche LLP, as auditors for the Company for the fiscal year ended December 31, 2001.

                                      For           Against           Abstain

           Number of Votes         6,009,583         2,251              112

           On May 8, 2001, the Company held a Special Meeting of Stockholders in connection with the Company's mutual-to-stock conversion of Fidelity Bankshares, MHC, the Company's mutual holding company parent, all of which was set forth in the Company's special proxy materials. The result of such votes are as follows:

                                      For           Against           Abstain

           Number of Votes         5,849,479        89,629             1,578


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



                                                       FIDELITY BANKSHARES, INC.






Date:  August 10, 2001                           By:  /S/Vince A. Elhilow
                                                     ---------------------------
                                                     Vince A. Elhilow
                                                     President and Chief
                                                     Executive Officer





Date:  August 10, 2001                           By:  /S/Richard D. Aldred
                                                     ---------------------------
                                                     Richard D. Aldred
                                                     Executive Vice President
                                                     Chief Financial Officer