Form 10-Q
period 2001-09-30
FIDELITY BANKSHARES INC
filed 2001-11-13
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


[|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 15,767,038 shares of the Registrant's common stock par value $ .10 per share outstanding as of November 1, 2001.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

 Item 1.    Financial Statements...............................................1

            Consolidated Statements of Financial Condition as of
                December 31, 2000 and September 30, 2001.......................2

            Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 2001..............................3

            Consolidated Statements of Comprehensive Operations for the three and nine months ended September 30, 2000 and 2001..............4

            Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2000 and 2001....................................5

            Notes to Unaudited Consolidated Financial Statements...............6

 Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................12

PART II.      OTHER INFORMATION...............................................21

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                    December 31,          September 30,
                                                                                        2000                   2001
                                                                                  =======================================
                                                                                       (In Thousands, except share data)
ASSETS
CASH AND CASH EQUIVALENTS:
      Cash and amounts due from depository institutions........................ .$    43,986              $    53,206
      Interest-bearing deposits.................................................      56,323                   53,754
                                                                                    --------                 --------
           Total cash and cash equivalents......................................     100,309                  106,960
ASSETS AVAILABLE FOR SALE (At Fair Value):
      Government and agency securities, including municipal bonds...............      34,122                  105,121
      Mortgage-backed and other securities......................................     283,993                  231,915
      Corporate debt securities.................................................      38,230                   37,392
                                                                                    --------                 --------
           Total assets available for sale......................................     356,345                  374,428
LOANS RECEIVABLE................................................................   1,361,232                1,512,363
OFFICE PROPERTIES AND EQUIPMENT, Net ...........................................      53,969                   60,614
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market................      14,718                   14,042
REAL ESTATE OWNED, Net..........................................................          27                       51
ACCRUED INTEREST RECEIVABLE.....................................................      10,244                   10,883
DEFERRED INCOME TAX ASSET.......................................................       5,454                    2,742
OTHER ASSETS....................................................................      31,267                   30,522
                                                                                    --------                 --------
TOTAL ASSETS.................................................................... $ 1,933,565               $2,112,605
                                                                                 ===========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS........................................................................ $ 1,497,818               $1,562,263
OTHER BORROWED FUNDS............................................................       6,890                   37,341
ADVANCES FROM FEDERAL HOME LOAN BANK............................................     274,365                  256,964
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE...................................       3,493                   18,768
DRAFTS PAYABLE..................................................................       4,335                    6,026
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
      JUNIOR SUBORDINATED DEBENTURES............................................      28,750                   28,750
OTHER LIABILITIES...............................................................      26,263                   25,467
                                                                                 -----------               ----------
      TOTAL LIABILITIES.........................................................   1,841,914                1,935,579
                                                                                 -----------               ----------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, 2,000,000 shares authorized, none issued.......................           -                        -
COMMON STOCK ($ .10 par value) 30,000,000 shares authorized,
      6,851,084 shares outstanding at December 31, 2000, and
      15,767,038 shares outstanding at September 30, 2001.......................         685                    1,577
ADDITIONAL PAID-IN CAPITAL......................................................      41,101                  117,746
RETAINED EARNINGS - substantially restricted....................................      62,925                   64,657
TREASURY STOCK, at cost, 478,957 shares at December 31, 2000 and
      337,816 shares at September 30, 2001......................................      (9,041)                  (1,714)
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN.........................           -                   (5,069)
ACCUMULATED OTHER COMPREHENSIVE LOSS............................................      (4,019)                    (171)
                                                                                 -----------              ------------
      TOTAL STOCKHOLDERS' EQUITY................................................      91,651                  177,026
                                                                                 -----------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................... $ 1,933,565              $ 2,112,605
                                                                                 ===========              ===========

See Notes to Unaudited Consolidated Financial Statements

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                             For the                    For the
                                                                        Three Months Ended         Nine Months Ended
                                                                          September 30,              September 30,
                                                                       2000         2001          2000         2001
                                                                    ========================   ========================
                                                                              (In Thousands, except share data)
Interest income:
    Loans........................................................     $ 25,877     $ 28,671      $.73,503     $ 84,025
    Investment securities........................................        1,349        1,540        2 ,854        3,954
    Other investments............................................          965          573         2,382        2,521
    Mortgage-backed and other securities.........................        6,255        3,910        18,784       13,746
                                                                    ----------    ---------    ----------
        Total interest income....................................       34,446       34,694        97,523      104,246
                                                                    ----------    ---------    ----------   ----------
Interest expense:
    Deposits.....................................................       16,539       14,625        46,689       49,014
    Advances from Federal Home Loan Bank and other borrowings....        6,100        5,108        15,807       15,569
                                                                    ----------    ---------    ----------
        Total interest expense...................................       22,639       19,733        62,496       64,583
                                                                    ----------    ---------    ----------    ---------

Net interest income..............................................       11,807       14,961        35,027       39,663

Provision for loan losses........................................          363          483           928        1,389
                                                                    ----------    ---------    ----------   ----------

Net interest income after provision for loan losses..............       11,444       14,478        34,099       38,274
                                                                    ----------    ---------    ----------   ----------
Other income:
    Service charges on deposit accounts..........................        1,068        1,347         2,870        3,736
    Fees for other banking services..............................        1,101        1,509         2,972        4,093
    Net gain on sale of loans, investments
        and mortgage-backed securities...........................          623          163           658          525
    Miscellaneous................................................          191          166         3,141          697
                                                                    ----------    ---------    ----------   ----------
        Total other income.......................................        2,983        3,185         9,641        9,051
                                                                    ----------    ---------    ----------   ----------
Operating expense:
    Employee compensation and benefits...........................        6,906        8,103        19,734       23,047
    Occupancy and equipment......................................        2,185        2,696         6,608        7,779
    Loss (gain) on real estate owned.............................            3          (17)         (126)         (73)
    Marketing....................................................          265          444           817        1,345
    Federal deposit insurance premium............................           71           72           207          211
    Other........................................................        2,034        2,541         5,848        8,113
                                                                    ----------    ---------    ----------   ----------
        Total operating expense..................................       11,464       13,839        33,088       40,422
                                                                    ----------    ---------    ----------   ----------

Income before provision for income taxes.........................        2,963        3,824        10,652        6,903
                                                                    ------------  ---------    ----------   ----------
Provision for income taxes:
    Current......................................................        1,012        1,388         2,782        2,479
    Deferred.....................................................          104          123         1,315          252
                                                                    ------------  ---------    ----------   ----------
        Total provision for income taxes.........................        1,116        1,511         4,097        2,731
                                                                    ------------  ---------    ----------   ----------

Net income.......................................................      $.1,847$       2,313       $ 6,555      $ 4,172
                                                                    ============  =========    ==========   ==========
Earnings per share:
    Basic........................................................       $.0.12       $ 0.15       $  0.42      $  0.27
                                                                    ============  =========    ==========   ==========
    Diluted......................................................       $.0.12       $.0.15       $  0.42      $  0.27
                                                                    ============  =========    ==========   ==========


FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                                             For the                    For the
                                                                        Three Months Ended         Nine Months Ended
                                                                          September 30,              September 30,
                                                                       2000         2001          2000         2001
                                                                    ========================   ========================
                                                                         (In Thousands)             (In Thousands)


 Net income......................................................     $ 1,847     $ 2,313       $ 6,555       $ 4,172
 Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on assets available for sale:
     Unrealizied holding (losses) gians arising during period....       1,102       1,639        (1,243)        3,848
                                                                     --------     -------       --------      -------

Comprehensive income.............................................     $ 2,949     $ 3,952       $ 5,312       $ 8,020
                                                                     ========     =======       ========      =======

See Notes to Unaudited Consolidated Financial Statements

FIDELITY BANKSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Nine Months Ended`
                                                                                                        September 30,
                                                                                                 ==========================
                                                                                                   2000            2001
                                                                                                       (In Thousands)

  CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
  Net Income ...................................................................                   $ 6,555        $ 4,172
  Adjustments to reconcile net income to net cash (used for) provided by operating activities:
    Depreciation and amortization ..............................................                     2,181          2,536
    ESOP and Recognition and Retention Plan compensation expense ...............                       377            204
    Accretion of discounts, amortization of premiums, and other deferred
    yield items ................................................................                      (989)        (1,158)
    Provision for loan losses ..................................................                       928          1,389
    Provisions for gains and net gains on sales of real estate owned ...........                      (151)           (63)
    Gain on securities received from insurance carrier's demutualization .......                    (2,503)             -
    Net (gain) loss on sale of:
     Loans .....................................................................                         -           (268)
     Mortgage-backed securities ................................................                         -           (156)
     Equity securities .........................................................                      (658)             -
     Office properties and equipment ...........................................                        77             91
     Other assets ..............................................................                         -            (99)
  Increase in accrued interest receivable ......................................                    (1,523)          (639)
  (Increase) decrease in other assets ..........................................                       (36)           565
  (Decrease) increase in drafts payable ........................................                    (1,083)         1,691
  Decrease in deferred income tax asset ........................................                     2,745            251
  (Decrease) increase in other liabilities .....................................                    (2,821)        (1,578)
     Net cash provided by operating activities .................................                     3,099         10,861
  CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Loan originations and principal payments on loans ............................                  (142,316)      (164,460)
  Principal payments received on mortgage-backed securities ....................                    29,294         47,566
  Purchases of:
    Loans ......................................................................                   (21,101)       (21,691)
    Federal Home Loan Bank stock ...............................................                    (4,638)             -
    Investment securities ......................................................                   (65,112)      (136,995)
    Office properties and equipment ............................................                    (8,034)        (9,397)
 Proceeds from sales of:
    Loans ......................................................................                         -         35,871
    Federal Home Loan Bank stock ...............................................                     1,500            676
    Mortgage-backed securities .................................................                         -         10,310
    Real estate acquired in settlement of loans ................................                       894            353
    Office properties and equipment ............................................                       500              -
    Other assets ...............................................................                         -            100
  Proceeds from maturities of municipal bonds and government and agency securities                  12,240         66,655
  Other ........................................................................                      (346)        (1,386)
        Net cash used in investing activities ..................................                  (197,119)      (173,549)
  CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Sale of common stock - net of issuance costs .................................                        84         79,580
  Cash dividends ...............................................................                    (2,194)        (3,011)
  Net increase (decrease) in:
     NOW accounts, demand deposits, and savings accounts .......................                    95,019         70,864
     Certificates of deposit ...................................................                    (4,096)        (6,419)
     Advances from Federal Home Loan Bank ......................................                    79,216        (17,401)
     Other borrowed funds ......................................................                     2,107         30,451
     Advances by borrowers for taxes and insurance .............................                    14,027         15,275
       Net cash provided by financing activities ...............................                   184,163        169,339
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................                    (9,857)         6,651
  CASH AND CASH EQUIVALENTS, Beginning of period ...............................                    60,801        100,309
  CASH AND CASH EQUIVALENTS, End of period .....................................                  $ 50,944      $ 106,960

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

     The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2001 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

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

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, of any, the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

     Certain amounts in the financial statements have been reclassified to conform with the September 30, 2001 presentation.

2.  REORGANIZATION AND SECOND STEP  CONVERSION

     The Company completed the mutual-to-stock conversion of its mutual holding company parent on May 15, 2001 and the related common stock offering resulted in the Company selling 8,695,943 shares of common stock for $10.00 per share to certain customers of Fidelity Federal Bank & Trust, its benefit plans, including the employee stock ownership plan, and to existing public stockholders of Fidelity Bankshares, Inc. In addition, 7,048,207 shares were issued to the existing stockholders based on an exchange rate of 2.4165 new shares of common stock for each existing share. At the completion of the conversion, the Company had 15,744,150 shares outstanding

     The conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company's assets, liabilities and equity. All references in the consolidated financial statements and notes thereto to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the exchange rate.

     3. LOANS RECEIVABLE Loans receivable at December 31, 2000 and September 30, 2001, consist of the following:


                                                                               December 31,             September 30,
                                                                                  2000                     2001
                                                                                          (In Thousands)

    One-to-four single family, residential real estate
    mortgages .................................................................$ 1,008,306              $ 1,089,332
    Commercial real estate mortgages ..............................................143,987                  207,453
    Real estate construction-primarily residential .................................86,901                  112,470
    Land loans-primarily residential ...............................................14,421                   23,933
    Total first mortgage loans ..................................................1,253,615                1,433,188
    Consumer loans .................................................................85,407                  101,031
    Commercial business loans .....................................................152,524                  170,711
    Total gross loans ...........................................................1,491,546                1,704,930
    Less:
    Undisbursed portion of loans in process .......................................128,116                  189,150
    Unearned discounts, premiums and deferred loan
    fees, net .....................................................................(2,707)                  (2,778)
    Allowance for loan losses .......................................................4,905                    6,195
    Loans receivable-net ......................................................$ 1,361,232              $ 1,512,363

     4. ALLOWANCE FOR LOAN LOSSES An analysis of the changes in the allowance for loan losses for the year ended December 31, 2000 and the three and nine months ended September 30, 2000 and 2001, is as follows:

                                                For the Year          For the Three Months           For the Nine Months
                                                   Ended                     Ended                         Ended
                                               December 31,              September 30,                 September 30,
                                                   2000            2000           2001           2000            2001
                                              --------------     --------       --------       --------        -------
                                              (In Thousands)            (In Thousands)                (In Thousands)

Balance at beginning of period.                $   3,609         $ 4,117        $ 5,732        $ 3,609        $ 4,905
 Current provision .............                   1,328             363            483            928          1,389
 Charge-offs ...................                    (142)            (16)           (21)           (80)          (104)
 Recoveries ....................                     110               2              1              9              5
                                               ---------         -------        -------        -------        -------
Ending balance.                                $  4,905          $ 4,466        $ 6,195        $ 4,466        $ 6,195
                                               =========         =======        =======        =======        =======


     An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                       December 31, 2000                September 30, 2001
                                                            ====================================================================
                                                                Loan            Related             Loan                Related
                                                               Balance          Allowance           Balance            Allowance
                                                                                       (In Thousands)
    Impaired loan balances and related allowances:
    Loans with related allowance for loan losses ............   $ 207          $ 151              $   956                 $ 799
    Loans with no related allowance for loan losses.            4,844             -                 3,993                     -
                                                              -------          -----              -------                -------
               Total ........................................ $ 5,051          $ 151              $ 4,949                 $ 799
                                                              =======          =====              =======                =======

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

     5. REGULATORY CAPITAL The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                               To be Considered
                                                                                        Minimum for            Well Capitalized
                                                                                      Capital Adequacy       for Prompt Corrective
                                                                Actual                   Purposes              Action Provisions
                                                           Ratio       Amount         Ratio Amount               Ratio Amount
                                                          -------------------       ------------------       ---------------------
                                                                                      (Dollars In Thousands)


 As of December 31, 2000 Stockholders' Equity
 and ratio to total assets ..............................   6.3 %        $ 120,322
                                                            ===
Net unrealized decrease in market value of assets
 available for sale (net of applicable
 income taxes) ..........................................                  4,019
Goodwill . . . .. ...... . ... . ........................                (2, 504)
Disallowed servicing assets and deferred tax assets......                    (37)
                                                                        --------
Tangible capital and ratio to adjusted total assets ....   6.3%        $ 121,800     1.5%     $ 28,922
                                                           ===         =========    ====      ========
Tier 1 (core) capital and ratio to adjusted
 total assets ...........................................  6.3%        $ 121,800     3.0%     $ 57,844        5.0%     $96,406
                                                           ===         =========    ====      ========        ===      =======
 Tier 1 (core) capital and ratio to risk-weighted
 total assets ........................................... 10.6%        $ 121,800     4.0%     $ 45,773        6.0%     $68,660
                                                          =====        =========     ====     ========        ===      =======
 Allowable Tier 2 capital:
 General loan valuation allowances .......................                 4,433
 Total risk-based capital and ratio to risk-weighted                   ---------
 total assets ............................................11.0%        $ 126,233     8.0%     $ 91,546        10.0%    $114,433
                                                          ====         =========     ====     ========        ====     ========
Total assets .............................................            $1,923,633
                                                                      ==========
Adjusted total assets ....................................            $1,928,129
                                                                      ==========
Risk-weighted assets ....................................             $1,144,330
                                                                      ==========
As of September 30, 2001 Stockholders' Equity
 and ratio to total assets ............................... 7.9%        $ 168,245
                                                           ===
Net unrealized decrease in market value of assets
 available for sale (net of applicable
 income taxes) ...........................................                   171
Goodwill..................................................                (2,317)
Disallowed servicing assets and deferred tax assets.......                   (25)
                                                                       ---------
Tangible capital and ratio to adjusted total assets .....  7.9%       $ 166,074     1.5%     $ 31,642
                                                            ===        =========     ===      ========
Tier 1 (core) capital and ratio to adjusted
 total assets ............................................  7.9%       $ 166,074     3.0%     $ 63,283        5.0%     $105,472
                                                            ===        =========     ===      ========        ===      ========
Tier 1 (core) capital and ratio to risk-weighted
 total assets ............................................ 12.8%       $ 166,074     4.0%     $ 52,014        6.0%     $78,021
                                                           ====        =========     ===      ========        ===      =======
Allowable Tier 2 capital:
 General loan valuation allowances ........................                 5,333
                                                                       ---------
Total risk-based capital and ratio to risk-weighted
 total assets ............................................ 13.2%       $ 171,407     8.0%     $ 104,027       10.0%    $130,034
                                                           ====        =========     ===      =========       ====     ========
Total assets .............................................            $2,111,495
                                                                      ==========
Adjusted total assets ....................................            $2,109,434
                                                                      ==========
Risk-weighted assets .....................................            $1,300,343
                                                                      ==========

     6. EARNINGS PER SHARE The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP) and stock options for the three months ended September 30, 2000 and 2001, are as follows:

                                               For the Three Months Ended                       For the Three Months Ended
                                                   September 30, 2000                               September 30, 2001
                                        ----------------------------------------       ---------------------------------------
                                         Income        Shares Per-Share                    Income       Shares Per-Share
                                        Numerator        Denominator      Amount         Numerator       Denominator
                                         Amount
                                        ========================================        =======================================

 Net income ..........................$ 1,847,000                                       $ 2,313,000
                                      ===========                                       ===========
Basic EPS:
 Income available to
 common stockholders .................$ 1,847,000         15,677,944     $ 0.12         $ 2,313,000         15,254,071     $ 0.15
                                      ===========                        ======         ===========                        ======
Effect of diluted shares:
   Common stock adjustments.                              129,992                                           156,317
Diluted EPS:                                              -------                                           -------
Income available to
    common stockholders ..............$ 1,847,000         15,807,936     $ 0.12         $ 2,313,000         15,410,388     $ 0.15
                                      ===========         ==========     ======         ===========         ==========     ======

     The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's stock options for the nine months ended September 30, 2000 and 2001, are as follows:

                                                 For the Nine Months Ended                         For the Nine Months Ended
                                                    September 30, 2000                                September 30, 2001
                                        -----------------------------------------      --------------------------------------------
                                         Income            Shares       Per-Share        Income                Shares     Per-Share
                                        Numerator        Denominator      Amount         Numerator         Denominator      Amount
                                        =========================================      ============================================

  Net income .........................$ 6,555,000                                      $ 4,172,000
  Basic EPS:                          ===========                                      ===========
  Income available to
  common stockholders ................$ 6,555,000        15,650,745      $ 0.42        $ 4,172,000         15,410,886      $ 0.27
                                      ===========                        ======        ===========                         ======
  Effect of diluted shares:
  Common stock adjustments............                      113,382                                           149,020
  Diluted EPS:                                           ----------                                        ----------
  Income available to
  common stockholders ................$ 6,555,000        15,764,127      $ 0.42        $ 4,172,000         15,559,906      $ 0.27
                                      ===========        ==========      ======        ===========         ==========      ======


     Pursuant to Statement of Position, 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, ESOP shares that have not been committed to be released are not considered to be outstanding. At September 30, 2001 and 2000, the ESOP plans held 52,175 shares and 13,041 shares, respectively which were not committed to be released.

     7. OTHER COMPREHENSIVE INCOME (LOSS) An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended September 30, 2000 and 2001, is as follows:

                                                      For the Three Months Ended       For the Nine Months Ended
                                                          September 30,                      September 30,
                                                       2000            2001               2000          2001
                                                       ----------------------          --------------------------
                                                           Unrealized                         Unrealized
                                                             Losses                             Losses
                                                          on Securities                      on Securities
                                                       ======================          ==========================
                                                                          (In Thousands)

   Beginning balance ...............................$ (8,443)      $ (1,810)             $ (6,098)     $ (4,019)
   Current-period change.                              1,102          1,639                (1,243)        3,848
                                                    --------       --------              ---------     ---------
   Ending balance ..................................$ (7,341)      $   (171)             $ (7,341)       $ (171)


     An analysis of the related tax effects allocated to Other Comprehensive Loss is as follows:

                                                        For the Three Months Ended             For the Three Months Ended
                                                             September 30, 2000                    September 30, 2001
                                                      ---------------------------------     -----------------------------------
                                                      Before-tax     Tax     Net-of-Tax      Before-tax     Tax     Net-of-Tax
                                                        Amount    Provision    Amount          Amount    Provision    Amount
                                                      ==================================    ===================================
                                                                                   (In Thousands)
 Unrealized gain (loss) on assets available for sale:
 Unrealized holding gains (losses) arising
 during period .........................................$ 1,807     $ (705)    $ 1,102         $ 2,686    $ (1,047)   $ 1,639

Other comprehensive income (loss).                      $ 1,807     $ (705)    $ 1,102         $ 2,686    $ (1,047)   $ 1,639





                                                         For the Nine Months Ended              For the Nine Months Ended
                                                             September 30, 2000                     September 30, 2001
                                                      ---------------------------------     -----------------------------------
                                                      Before-tax    Tax      Net-of-Tax     Before-tax     Tax      Net-of-Tax
                                                      Amount       Benefit     Amount          Amount    Provision    Amount
                                                      =================================     ====================================
                                                                                   (In Thousands)

Unrealized gain (loss) on assets available for sale:
 Unrealized holding gains (losses) arising
 during period ........................................$ (2,038)     $ 795   $ (1,243)       $ 6,308    $ (2,460)     $ 3,848

Other comprehensive income (loss).                     $ (2,038)     $ 795   $ (1,243)       $ 6,308    $ (2,460)     $ 3,848

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

Recent Developments.

     The Company completed the mutual-to-stock conversion of its mutual holding company parent on May 15, 2001 and the related common stock offering resulted in the Company selling 8,695,943 shares of common stock for $10.00 per share to certain customers of Fidelity Federal Bank & Trust, its benefit plans, including the employee stock ownership plan, and to existing public stockholders of Fidelity Bankshares, Inc. In addition, 7,048,207 shares were issued to the existing stockholders based on an exchange rate of 2.4165 new shares of common stock for each existing share. At the completion of the conversion, the company had 15,744,150 shares outstanding

     The conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company's assets, liabilities and equity. All references in the consolidated financial statements and notes thereto to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the exchange rate.

Other Comprehensive Income/Loss.

     Other Comprehensive Income for the nine months ended September 30, 2001 was $3.8 million, representing an increase of $5.1 million compared to the same 2000 period. This increase in income resulted from an increase in the market value of assets classified as available for sale which was caused by a decrease in market interest rates for comparable instruments.

     Other Comprehensive Income for the quarter ended September 30, 2001 was $1.6 million, representing an increase of $537,000 compared to the same 2000 period. This increase in the income resulted from an increase in the market value of assets classified as available for sale which was caused by a decrease in market interest rates for comparable instruments.

Changes in Financial Condition.

     The Company's assets increased by $179.0 million to $2.1 billion at September 30, 2001 compared to December 31, 2000. Net loans receivable increased by $151.1 million, while cash and assets available for sale increased by $24.7 million. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $6.6 million, while all other assets decreased by $3.5 million. Funds for the increase in assets were provided primarily as a result of the completion of the mutual-to-stock conversion and related common stock offering which raised $79.5 million, net of issuance costs. Also the Bank increased its deposits by $64.4 million, together with increases in other liabilities, principally other borrowed funds, of $29.2 million The Company's equity at September 30, 2001 increased by $85.4 million from December 31, 2000, primarily as a result of the net conversion proceeds of $79.5 million. Other Comprehensive Income increased by $5.1 million. Also affecting equity was net income for the nine months of $4.2 million, which was offset by dividends declared of $3.8 million.

Results of Operations.

     Net income for the nine months ended September 30, 2001 was $4.2 million, representing a decrease of $2.4 million compared to $6.6 million for the same period in 2000. One of the primary reasons for this decrease, which are more fully described below, was a one-time charge of $1.1 million during the nine months ended September 30, 2001 relating to the Company's computer upgrade. Net income for the nine months ended September 30, 2000 included non-recurring income of approximately $2.4 million from the receipt of common stock in connection with the demutualization of the John Hancock Financial Services Company. The provision for loan losses increased by $461,000 in September 2001 compared to 2000. A decrease in provision for income taxes of $1.4 million offset these amounts.

     Net income for the quarter ended September 30, 2001 was $2.3 million, representing an increase of $466,000 from $1.9 million for the same period in 2000. This increase, which is more fully described below, was principally the result of an increase in net interest income of $3.2 million. Offsetting this increase was an increase in operating expense of $2.4 million, and an increase in the provision for income taxes of $395,000.

Interest Income.

     Interest income for the nine months ended September 30, 2001, totaled $104.2 million, representing an increase of $6.7 million or 6.9% compared to the same period in 2000. The Bank's interest income from loans increased by $10.5 million, primarily as a result of an increase of 14.6% in the average balance of loans to $1.4 billion from $1.2 billion for the nine months ended September 30, 2001 and 2000, respectively. Interest income from investment securities also increased to $4.0 million for the nine months ended September 30, 2001 from $2.9 million for the 2000 period. This increase was due to an increase in the average balance of investment securities of $30.6 million, which was slightly offset by a decrease in the average yield of such securities to 6.13% in 2001 from 6.88% in 2000. Another contributing factor was an increase in other investments of $139,000 for the nine months ended September 30, 2001 compared to the 2000 period. Offsetting these increases was a decline in interest income from mortgage-backed and other securities of $5.0 million principally resulting from a decrease in the average balance of these securities to $303.9 million for the nine months ended September 30, 2001 from $357.4 million for the nine months ended September 30, 2000.

     Interest income for the quarter ended September 30, 2001, totaled $34.7 million, representing an increase of $248,000 or .72% compared to the quarter ended September 30, 2000. The primary reason for this increase was an increase in the Bank's interest income from loans of $2.8 million, which resulted from an increase of 18.6% in the average balance of loans to $1.5 billion from $1.3 billion for the quarter ended September 30, 2001 and 2000, respectively. Interest income from investment securities also increased to $1.5 million for the quarter ended September 30, 2001 compared to $1.3 million for the 2000 quarter. This increase was due to an increase in the average balance of investment securities of $30.6 million, which was slightly offset by a decrease in the average yield of such securities to 5.82% in 2001 from 7.17% in 2000. Offsetting these increases, interest income from mortgage-backed and other securities decreased by $2.3 million as the average balance of these securities declined to $286.8 million for the quarter ended September 30, 2001 from $347.2 million for the quarter ended September 30, 2000. Interest income also decreased on other investments by $392,000 to $573,000 for the quarter ended September 30, 2001 from $965,000 for the same quarter in 2000.

Interest Expense.

     Interest expense for the nine months ended September 30, 2001, totaled $64.6 million, an increase of $2.1 million or 3.3% from the same period in 2000. The principal cause for this increase was an increase in interest expense on deposits of $2.3 million. The average balance of deposits increased to $1.5 billion for the nine ended September 30, 2001 compared to $1.4 billion for the same period in 2000, but the cost of those deposits declined to 4.28% compared to 4.49% for the same periods. Interest expense on borrowed funds decreased by $238,000 caused primarily by a decrease in the average balance of such funds to $328.4 million from $330.9 million and a decrease in the average cost to 6.32% for the nine months ended September 30, 2001 from 6.37% for the comparable 2000 period.

     Interest expense for the quarter ended September 30, 2001, totaled $19.7 million, a decrease of $2.9 million or 12.8% from the same quarter in 2000. The principal cause for this decrease was a decline in interest expense on deposits of $1.9 million. This resulted in the average yield on deposits decreasing to 3.81% for the quarter ended September 30, 2001 compared to 4.69% for the same quarter in 2000. Also contributing, was a decrease in interest expense on borrowed funds of $992,000, as the average balance of such funds decreased to $330.5 million from $372.9 million and the average cost decreased to 6.18% for the quarter ended September 30, 2001 from 6.54% for the comparable 2000 quarter.

Net Interest Income.

     While the Company's interest income increased by $6.7 million for the nine months ended September 30, 2001, compared to the same period in 2000, interest expense also increased by $2.1 million, resulting in net interest income of $39.7 million for the nine months ended September 30, 2001. This represents a $4.6 million or 13.2% increase in net interest income when compared to the same period in 2000. . During the quarter ended September 30, 2001, the Company's interest income increased by $248,000 compared to the same quarter in 2000, while interest expense decreased by $2.9 million, resulting in net interest income of $15.0 million for the quarter ended September 30, 2001, $3.2 million or 26.7% more than realized in 2000.

Provision for Loan Losses.

     Our provision for loan losses increased by $461,000 to $1.4 million for the nine months ended September 30, 2001 from $928,000 for the nine months ended September 30, 2000, reflecting the increased credit risk associated with increased originations of commercial real estate mortgages, consumer loans and commercial business loans along with an additional specific loan loss provision of $280,000 relating to a non-performing commercial loan credit. The Bank's total allowance for loan losses at September 30, 2001 of $6.2 million is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. The Bank's ratio of non-performing loans to total loans was .32% and .39% at September 30, 2001 and 2000, respectively.

     The provision for loan losses was $483,000 for the quarter ended September 30, 2001, compared to $363,000 for the quarter ended September 30, 2000. The provision for the quarter ended September 30, 2001 also reflects the increased credit risk associated with increased originations of commercial real estate mortgages, consumer loans and commercial business loans. Our financial statements are prepared in accordance with generally accepted accounting principles and, accordingly, allowances for loan losses are based on management's estimate of the losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our loan portfolio. General valuation allowances are added to the Bank's capital for purposes of computing the Bank's regulatory risk-based capital. We regularly review our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. Since we are increasing our origination of commercial business loans and commercial real estate mortgages and since such loans are deemed to have more credit risk than residential mortgage loans, our provision for loan losses is likely to increase in future periods.

Other Income.

     Other income for the nine months ended September 30, 2001 was $9.1 million, a decrease of $590,000 compared to the nine months period ended September 30, 2000. We received approximately $2.4 million of common stock in connection with the demutualization of John Hancock Financial Services during the nine months ended September 30, 2000. No such amounts were received in the nine months ended September 30, 2001, which results in a comparative decline in other income. The decline was partially offset by an increase of $1.1 million in fees for other banking services as well as an increase in service charges on deposit accounts of $866,000 for the nine months ended September 30, 2001.

     Other income for the quarter ended September 30, 2001 was $3.2 million, an increase of $202,000 compared to the same quarter in 2000. This increase is principally due to increases in fees for other banking services of $408,000 and service charges on deposits of $279,000. Slightly offsetting these increases were decreases in gain on sale of loans, investment and mortgage-backed securities and other miscellaneous income of $460,000 and $25,000 for the quarters ended September 30, 2001 and 2000, respectively.

Operating Expense.

     Operating expenses increased by $7.3 million to $40.4 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. During the nine months ended September 30, 2001, we incurred a one-time charge of $1.1 million in other operating expense in connection with our plans to upgrade our data processing services. In addition, employee compensation and benefits increased by $3.3 million or 16.8%. This increase, which includes normal salary increases, was primarily due to the 11.8% increase in the number of full time equivalent employees from 553 at September 2000 to 618 at September 2001. Occupancy and equipment costs increased by $1.2 million due in part to additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase were increases in marketing costs of $528,000 and other operating expense of $2.3 million for the nine months ended September 30, 2001 compared to 2000.

     During the quarter ended September 30, 2001, operating expenses increased by $2.4 million to $13.8 million compared to the quarter ended September 30, 2000. Employee compensation and benefits increased by $1.2 million. This increase as stated above, is due largely to the increase in the number of full time equivalent employees. Occupancy and equipment costs increased by $511,000 due in part, as explained above, to additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase were increases in marketing costs of $179,000 and other operating expense of $507,000 for the quarter ended September 30, 2001 compared to 2000. Partially offsetting these increases was a decrease in gain on real estate owned of $20,000.

Income Taxes.

     Provision for income taxes was $2.7 million for the nine months ended September 30, 2001 compared to $4.1 million for the nine months ended September 30, 2000. This decrease was attributable to a decrease in income before provision for income taxes of $3.8 million to $6.9 million in 2001 from $10.7 million in 2000. These expenses approximate the rates paid by the Company for Federal and state income taxes applied to the Company's pre-tax income.

     The income tax provision was $1.5 million for the quarter ended September 30, 2001 compared to $1.1 million for the quarter ended September 30, 2000. These expenses approximate the rates paid for Federal and state income taxes applied to the Company's pre-tax income.

Market Risk Analysis.

     As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of September 30, 2001, the Company does not own any trading assets, other than $889,000 of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At September 30, 2001, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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


     The following table sets forth the Bank's estimated internal calculations of MVPE as of September 30, 2001.


     Changes in Rates                   Net Market Value of Portfolio Equity
      (Rate Shock)                      $ Amount      $ Change      %Change
     ----------------                   ------------------------------------
          +200bp                         229,791      (40,706)     (15.0%)
          +100bp                         252,054      (18,443)     ( 6.8%)
            -0-                          270,497            -           -
          -100bp                         272,406        1,909        0.7%
          -200bp                         268,820       (1,677)      (0.6%)


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


                                             6 Months    1 Year      3 Years       5 Years
                                                Through    Through     Through      Through      Over 10
                                 0-6 Months    1 Year     3 Years     5 Years      10 Years      Years
                                 -----------------------------------------------------------------------

Now accounts                        .88%        .88%       .68%         .67%        1.69%      100.00%
Passbook, club accounts             .00%        .00%       .27%         .77%       10.29%      100.00%
Money market deposit accounts      1.56%       1.56%       .00%         .00%       36.55%      100.00%


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

Liquidity and Capital Resources.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 16.60% during the month of September 2001. Liquidity ratios averaged 18.48% for the quarter ended September 30, 2001. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $53.8 million at September 30, 2001. Other assets qualifying for liquidity at September 30, 2001, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $236.7 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

     Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2001, the Bank had $257.0 million in advances from the FHLB. At September 30, 2001, the Bank had commitments outstanding to originate or purchase loans of $165.3 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at September 30, 2001, totaled $711.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank. FASB Statement on Derivatives and Hedging Activities - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time of adopting SFAS No. 133. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after July 1, 2000 and, accordingly, would apply to the Company beginning on January 1, 2001. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future. Accordingly, the adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

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

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, of any, the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

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


                                             FIDELITY BANKSHARES, INC.






Date:  November 13, 2001                   By:     /S/Vince A. Elhilow
                                                   -----------------------------
                                                   Vince A. Elhilow
                                                   President and Chief Executive
                                                   Officer





Date:  November 13, 2001                   By:     /S/Richard D. Aldred
                                                   -----------------------------
                                                   Richard D. Aldred
                                                   Executive Vice President
                                                   Chief Financial Officer