Form 10-K405
period 2001-12-31
FIDELITY BANKSHARES INC
filed 2002-03-25
CIK 1028336

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transaction period from                     to
                                     -------------------    --------------------

                         Commission File Number: 0-29040

                            FIDELITY BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                           Delaware                                               65-0717085
(State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification Number)

205 Datura Street, West Palm Beach, Florida                                       33401
 (Address of Principal Executive Offices)                                       (Zip Code)

                                 (561) 659-9900
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
 YES    X    NO
    --------   -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 1, 2002, there were issued and outstanding 15,781,244 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 15, 2002 ($17.435) was $254,708,787.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2001 (Parts II and IV).
2.   Proxy Statement for the 2002 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I

ITEM 1. BUSINESS
----------------

Fidelity Bankshares, Inc.

     Fidelity Bankshares, Inc. is a Delaware corporation which, on May 15, 2001, became the holding company parent of Fidelity Federal Bank & Trust, following the completion of the "second step" conversion of Fidelity Bankshares, MHC. Prior to completion of the "second step" conversion Fidelity Federal Bank & Trust's mid-tier stock holding company parent was also called Fidelity Bankshares, Inc. References to Fidelity Bankshares, Inc. includes references before and after the "second step" conversion. As a result of the "second step" conversion, we raised $79.5 million in net proceeds, of which $40.9 million was infused into Fidelity Federal Bank & Trust and $38.6 million was retained by us. At December 31, 2001, the only significant asset of Fidelity Bankshares, Inc. was its ownership of all of the outstanding stock of Fidelity Federal Bank & Trust.

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

Fidelity Federal Bank & Trust

     Fidelity Federal Bank & Trust was chartered as a federal mutual savings and loan association in 1952. In 1983, we amended our charter to become a federally chartered mutual savings bank. In July 1999, we began offering insurance and investment products through our wholly-owned subsidiary - Florida Consolidated Agency, Inc. In February 2000, we began offering trust services, and at December 31, 2001, we had $32.5 million of trust assets under administration, including $20.1 million under trust management.

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

     Since 1998, we have actively expanded our branch network throughout our market area. From December 1998 through December 31, 2001 we have opened 15 new branches.

Market Area

     We are headquartered in West Palm Beach, Florida, and conduct our business primarily in Palm Beach, Martin, and St. Lucie Counties in Florida. To a lesser extent, we conduct business in Indian River County. We currently have 38 offices in our market area, of which 33 are located in Palm Beach County, three are located in Martin County and two are located in St. Lucie County. Palm Beach, Martin and St. Lucie Counties are located in southeastern Florida, an area that has experienced considerable growth and development since the 1960s. This three-county area had a total population of 1.5 million as of December 31, 2001. Due to a moderation of economic growth and migration into our market area, management believes that the growth of our market area will be more moderate in the future.

     Our market area includes a mix of rural and urban areas. The strength of the southeast Florida economy depends significantly upon government, foreign trade, tourism, and its attraction as a retirement area. Unemployment in Palm Beach County is higher than the national and State of Florida averages. Major employers in our market area include Tenet, Florida Power and Light, BellSouth and the Palm Beach County School Board.

Competition

     Our market area in southeast Florida has a large number of financial institutions. All of these financial institutions compete with us to varying degrees, and many of them are significantly larger and have greater financial resources than we have. As a result, we encounter strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits historically has come from commercial banks, securities brokerage firms, other savings associations, and credit unions, and we expect continued strong competition from these financial institutions in the foreseeable future. Our market area includes branches of several commercial banks that are substantially larger than Fidelity Federal Bank & Trust in terms of state-wide deposits. We compete for deposits by offering customers a high level of personal service and expertise, and a wide range of financial services.

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

     Fidelity Bankshares, Inc. is the sixth largest financial institution holding company headquartered in Florida, and the largest headquartered in Palm Beach, Martin and St. Lucie counties based on total assets. Fidelity Federal Bank & Trust's share of deposits in Palm Beach County increased from 3.1% in 1995 to 6.5% at September 30, 2001. Our 6.2% share of deposits in Palm Beach, Martin and St. Lucie counties ranked us fifth among financial institutions in Florida at September 30, 2001, the most recent date for which market share data is available.

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

     In an effort to manage interest rate risk, we make our interest-earning assets more interest-rate sensitive by originating adjustable rate loans, such as ARM loans and short- and medium-term consumer loans, including home equity loans. We also purchase both fixed rate and adjustable rate mortgage-backed securities. At December 31, 2001, approximately $905.1 million, or 57.0%, of our total loan portfolio, and $76.0 million, or 37.7%, of our mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. We originate fixed rate mortgage loans generally with 15- to 30-year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate and adjustable rate residential mortgage loans generally are originated and underwritten according to standards that allow us to resell such loans in the secondary mortgage market for the purpose of managing interest rate risk and liquidity. We periodically sell, on a servicing released basis and without recourse to us, a portion of our residential loans which have terms to maturity exceeding fifteen years. Generally, we retain in our portfolio all consumer, commercial real estate and multi-family residential real estate loans.

     Composition of Loan Portfolio. Set forth below are selected data relating to the composition of our loan portfolio by type of loan as of the dates indicated. Also set forth below is the aggregate amount of our investment in mortgage-backed securities at the dates indicated.

                                                                At December 31,
                                  ------------------------------------------------------------------------
                                          1997                     1998                     1999
                                  --------------------    ---------------------     ----------------------
                                    Amount     Percent       Amount     Percent       Amount      Percent
                                  ----------   -------     ----------   -------     -----------   --------
                                                                                    (Dollars in Thousands)
Real estate loans:
 One-to four-family /(1)/......   $  720,782      83.7%    $  828,929      84.8%    $   925,384      79.5%
 Construction loans............       38,577       4.5         53,515       5.5          63,589       5.5
 Land loans....................       12,116       1.4          8,583       0.9           9,763       0.8
 Commercial....................       26,947       3.1         62,399       6.4          94,490       8.1
 Multi-family..................       12,999       1.5         12,272       1.2          23,772       2.0
                                  ----------     -----     ----------     -----     -----------     -----

  Total real estate loans......      811,421      94.2        965,698      98.8       1,116,998      95.9
                                  ----------     -----     ----------     -----     -----------     -----

Other loans:
 Consumer /(2)/................       47,758       5.5         48,270       4.9          60,281       5.2
 Commercial business...........       57,289       6.7         46,958       4.8          94,157       8.1
                                  ----------     -----     ----------     -----     -----------     -----

   Total other loans...........      105,047      12.2         95,228       9.7         154,438      13.3
                                  ----------     -----     ----------     -----     -----------     -----

   Total loans receivable......      916,468     106.4      1,060,926     108.5       1,271,436     109.2

Less:
   Undisbursed loan proceeds...       54,471       6.3         84,155       8.6         106,232       9.1

   Unearned discount and net
   deferred fees (costs).......       (2,554)     (0.3)        (3,621)     (0.4)         (2,826)     (0.2)

   Allowance for loan losses...        3,294       0.4          3,226       0.3           3,609       0.3
                                  ----------     -----     ----------     -----     -----------     -----

      Total loans receivable
      -net.....................   $  861,257     100.0%    $  977,166     100.0%    $ 1,164,421     100.0%
                                  ==========     =====     ==========     =====     ===========     =====

  Mortgage-backed securities...   $  234,132               $  389,263               $   336,212
                                  ==========               ==========               ===========

                                                At December 31,
                                  ---------------------------------------------
                                          2000                     2001
                                  --------------------     --------------------
                                    Amount     Percent       Amount     Percent
                                  ----------   -------     ----------   -------

Real estate loans:
 One- to four-family /(1)/.....   $  918,142     67.4%     $  944,046      59.6%
 Construction loans............      177,065     13.1         284,495      18.0
 Land loans....................       14,421      1.0          25,627       1.6
 Commercial....................      122,733      9.0         203,062      12.8
 Multi-family..................       21,254      1.6          30,095       1.9
                                  ----------    -----      ----------     -----

  Total real estate loans......    1,253,615     92.1       1,487,325      93.9
                                  ----------    -----      ----------     -----

Other loans:
 Consumer /(2)/................       85,407      6.3         105,077       6.6
 Commercial business...........      152,524     11.2         188,045      11.9
                                  ----------    -----      ----------     -----

   Total other loans...........      237,931     17.5         293,122      18.5
                                  ----------    -----      ----------     -----

   Total loans receivable......    1,491,546    109.6       1,780,447     112.4

Less:
   Undisbursed loan proceeds...      128,116      9.4         192,464      12.1
   Unearned discount and net
   deferred fees (costs).......      (2,707)    (0.2)         (2,289)     (0.1)
   Allowance for loan losses ..        4,905      0.4           6,847       0.4
                                  ----------    -----      ----------     -----

      Total loans receivable
      -net.....................   $1,361,232    100.0%     $1,583,425     100.0%
                                  ==========    =====      ==========     =====

  Mortgage-backed securities...   $  283,993               $  201,533
                                  ==========               ==========

----------
/(1)/Includes participations of $3.2 million, $2.2 million, $1.5 million, $1.1 million and $699,000 at December 31, 1997, 1998, 1999, 2000 and 2001
     respectively.
/(2)/Includes primarily home equity lines of credit, second mortgages and automobile loans. At December 31, 2000 and 2001, the disbursed portion of equity lines of credit totaled $23.5 million and $40.2 million, respectively.

     Loan and Mortgage-Backed Securities Contractual Terms to Maturity. The following table sets forth certain information as of December 31, 2001, regarding the dollar amount of loans and mortgage-backed securities maturing in our portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances, less loans in process, and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                        Over 1      Over 3       Over 5        Over 10      Beyond
                                            Within    Year to 3   Years to 5   Years to 10   Years to 20     20
                                            1 Year      Years        Years        Years         Years        Years      Total
                                           --------   ---------   ----------   -----------   -----------   --------   ----------
                                                                              (In Thousands)
Real estate loans:
  One- to four-family residential (1)...   $255,445   $ 122,906    $ 81,553      $199,521     $ 179,174    $260,975   $1,099,574

  Commercial, multi-family and
   land................................     189,396         772         818         2,217        13,914          --      207,117
Consumer and commercial
 business loans (2)....................     187,945      16,596      35,015        22,374        18,975         387      281,292
                                           --------   ---------    --------      --------      --------    --------   ----------
  Total loans receivable (3) ..........    $632,786   $ 140,274    $117,386      $224,112     $ 212,063    $261,362   $1,587,983
                                           ========   =========    ========      ========     =========    ========   ==========
Mortgage-backed securities.............    $     --   $      --    $      3      $  9,290     $  26,368    $165,872   $  201,533
                                           ========   =========    ========      ========     =========    ========   ==========

----------

/(1)/Includes construction loans.
/(2)/Includes commercial business loans of $181.6 million.
/(3)/Excludes unearned discount and net deferred fees and allowance for loan losses.

     The following table sets forth at December 31, 2001, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities due or repricing after December 31, 2002.

                                                             Fixed       Adjustable       Total
                                                          -----------   ------------   -----------
                                                                         (In Thousands)

Real estate loans:
  One- to four-family residential......................   $   507,950   $    336,179   $   844,129
  Commercial, multi-family and land....................        16,874            847        17,721
Consumer and commercial business loans /(1)/...........        93,347             --        93,347
                                                          -----------   ------------   -----------
    Total..............................................   $   618,171   $    337,026   $   955,197
                                                          ===========   ============   ===========
Mortgage-backed securities.............................   $   125,545   $     75,988   $   201,533
                                                          ===========   ============   ===========

----------
/(1)/Includes commercial business loans of $30.2 million.

     One- to Four-Family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, residential mortgage loans secured by properties located in our market area. During 1995, we also began to originate one- to four-family residential loans secured by properties outside of our market area. These loans, which were originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2001, $944.0 million, or 59.6%, of our total loan portfolio consisted of one- to four-family residential mortgage loans. Of this amount, $344.6 million are secured by properties located outside of our market area, all of which are located in Florida.

     We currently offer one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, and loan products offered by our competitors. Therefore, even if management's strategy is to emphasize originating ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. ARM loans originated and purchased totaled $217.2 million and $210.1 million during the years ended December 31, 2000 and 2001, respectively.

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

     We currently offer ARM loans with initial interest rate adjustment periods of one, three, five and seven years, based on changes in a designated market index. After the initial interest rate adjustment period, our three-, five-, seven- and ten-year ARM loans give the borrower the option of converting the ARM loan to a fixed rate mortgage for the remaining term of the loan at the prevailing interest rate for comparable fixed rate mortgages at the time of the conversion. The interest rate on one year ARM loans and on the three-, five- and seven-year ARM loans that are not converted to fixed rate mortgage loans, adjusts annually with an annual interest rate adjustment limit of 200 basis points and with a maximum lifetime interest rate adjustment limit of 600 basis points above the initial interest rate. The interest rate on all owner-occupied one- to four-family ARM loans is 275 to 325 basis points above the appropriate United States Treasury security rates used as the index for ARM originations. We originate ARM loans with initially discounted rates, which vary depending upon whether the initial interest rate adjustment period is one, three, five or seven years. We determine whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. The outstanding principal balance of one- to four-family residential ARM loans, including construction ARM loans totaled $525.6 million, or 33.2%, of our total loan portfolio at December 31, 2001.

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

     Construction and Land Loans. At December 31, 2001, $284.5 million, or 16.0% of our gross loan portfolio consisted of residential construction loans, of which $131.7 million had been disbursed. We currently offer fixed rate and adjustable rate residential construction loans primarily for the construction of owner-occupied, single-family residences. These loans generally are offered to builders who have a contract for sale of the property, and to owners who have a contract for construction of the property. In addition, we make construction loans to builders where the home is not resold to a buyer which loans totaled $54.9 million at December 31, 2001. Construction loans are generally structured to become permanent mortgage loans once the construction is completed, and are originated with terms of up to 30 years with an allowance of up to one year for construction. Construction loans require the payment of interest only during the construction period. Funds are disbursed as construction is completed. Construction loans originated prior to December 31, 1999 generally had adjustable interest rates during the construction phase and converted either to a fixed rate mortgage loan or remained an adjustable rate mortgage loan at the end of the construction period. We also make construction loans with fixed rates of interest. Substantially all of our construction loans are secured by properties located in our market area.

     In addition, we originate land loans that are secured by unimproved or improved lots. At December 31, 2001, $25.6 million, or 1.6% of our total loan portfolio, consisted of land loans. Land loans are currently offered with one-year adjustable rates for terms of up to 15 years. The maximum loan-to-value ratio for our land loans is 80%. We currently use the applicable United States Treasury securities rate as our index on newly originated land loans. Initial interest rates may be below the fully indexed rate. Substantially all of our land loans are secured by properties located in our market area.

     Construction loans and land loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The repayment of the construction loan often depends upon the successful completion of the construction project. Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower's ability to repay the loan.

     Multi-Family Residential Real Estate Loans. The outstanding principal balance of loans secured by multi-family residential real estate totaled approximately $30.1 million, or 1.9% of our total loan portfolio, at December 31, 2001. At December 31, 2001, we had a total of 103 loans secured by multi-family properties, and substantially all of our multi-family residential real estate loans are secured by properties located within our market area. At December 31, 2001, our multi-family residential real estate loans had an average principal balance of $292,000 and the largest multi-family residential real estate loan had a principal balance of $5.4 million. Multi-family residential real estate loans currently are offered with adjustable interest rates, although in the past we originated fixed rate multi-family real estate loans. The terms of each multi-family residential real estate loan are negotiated on a case-by-case basis. These loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap, and an interest rate floor equal to the initial rate. Multi-family residential real estate loans generally amortize over 15 to 25 years. We generally make multi-family residential mortgage loans for up to 80% of the appraised value of the property securing the loan. We may offer initial discount rates depending on market conditions, but generally the initial interest rate on multi-family residential real estate loans is tied to an applicable United States Treasury bill rate. Our originations of multi-family loans have been limited in recent years.

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

     Commercial Real Estate Loans. The outstanding principal balance of loans secured by commercial real estate constituted approximately $188.1 million, or 11.9% of our total loan portfolio, at December 31, 2001. Our commercial real estate loans are secured by improved property such as offices, small business facilities, strip shopping centers, warehouses and other non-residential buildings. Commercial real estate loans are originated for up to 80% of the appraised value of the property securing the loan. At December 31, 2001, substantially all of our commercial real estate loans were secured by properties located within our market area. At December 31, 2001, our commercial real estate loans had an average principal balance of $617,000. At that date, our largest commercial real estate loan outstanding had a principal balance of $5.3 million and was secured by commercial property located in Palm Beach County, Florida. At December 31, 2001, this loan was performing in accordance with its terms. Commercial real estate loans are currently offered with adjustable rates. In the past we also offered fixed rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis. Generally, these loans have adjustable interest rates tied to a market index, with a 600 basis point lifetime interest rate cap, and a 200 basis point interest rate floor below the initial interest rate. We may choose to offer initial discount rates depending on market conditions. We use the applicable United States Treasury bill rate as our index on newly originated loans. Our commercial real estate loans generally have terms of 15 to 25 years.

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

     Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the property securing the loan. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired. However, loans secured by commercial real estate generally have higher interest rates than loans secured by one-to four-family residential real estate.

     Consumer Loans. As of December 31, 2001, consumer loans totaled $105.1 million, or 6.6% of our total loan portfolio. The principal types of consumer loans that we offer are home equity lines of credit, adjustable and fixed rate second mortgage loans and automobile loans. We also offer boat loans and loans secured by deposit accounts and, to a much lesser extent, unsecured loans. We do not offer credit card loans. Consumer loans are offered on a fixed rate and adjustable rate basis with maturities generally of less than fifteen years. Our home equity lines of credit and second mortgages are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90%. Such loans are offered on an adjustable-rate or fixed rate basis with terms of up to twenty years. At December 31, 2001, the disbursed portion of home equity lines of credit totaled $40.2 million, or 38.2% of consumer loans.

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

     Commercial Business Loans. We also offer commercial business loans to businesses in our market area. Historically, we have offered commercial business loans as a customer service to business account holders. However, our strategy is to substantially increase our loans and services to commercial business enterprises. To support this strategy, we have hired additional lenders with commercial business lending expertise. The outstanding principal balance of our largest commercial business loan at December 31, 2001 totaled $6.5 million, and was secured by residential property under development located in Indian River County, Florida. At December 31, 2001, we had 841 commercial business loans outstanding with an aggregate balance of $181.6 million, or 11.5% of our total loans. The average commercial business loan balance was approximately $216,000. Commercial business loans are generally offered with adjustable interest rates only, which are tied to The Wall Street Journal prime interest rate, plus up to 300 basis points. The loans are offered with prevailing terms of five years, but may range up to 15 years. In addition, we offer Small Business Administration loans.

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

     Commercial business loans generally bear higher interest rates and shorter terms than one-to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. We generally obtain personal guarantees from the borrower or a third party as a condition to the origination of commercial business loans. We generally obtain the personal guarantee of all persons with an equity interest in the business that is obtaining a commercial business loan. Furthermore, in order to reduce the risks associated with the origination of commercial business loans, a substantial portion of our commercial business loans are also secured by real estate and business assets owned by the borrower.

     Loan Originations, Purchases, Sales, Processing, and Commitments. Our new loan originations come from a number of sources including real estate broker referrals, existing customers, borrowers, builders, attorneys, and "walk-in" customers. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, we obtain an appraisal of the real estate intended to secure the proposed loan. We check the loan application file for accuracy and completeness, and we verify the information provided. All loans of up to $300,700 may be approved by any one of our senior loan underwriters; loans between $300,700 and $500,000 must be approved by any one of our designated senior lending officers; loans between $500,000 and $1,000,000 must be approved by at least two of our designated senior lending officers; and loans in excess of $1,000,000 must be approved by at least three members of the Board of Directors acting as a loan committee. These limits are reduced for unsecured loans. The loan committee meets as needed to review and verify that loan approvals by management are within the scope of management's authority. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2001, we had commitments to originate $171.8 million of loans.

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

     Borrowers who refinance an existing loan must satisfy our underwriting criteria at the time they apply to refinance their loan, and must have been current in their loan payments for a minimum of one year. Approximately 9% and 28% of our loan originations during the year ended December 31, 2000 and 2001, respectively, represented the refinancing of loans that we hold. Refinancings have resulted in a decrease in our interest rate spread.

     In connection with local mortgage brokers, we have established a mortgage loan broker solicitation program to supplement our internal originations of one- to four-family residential mortgage loans. Under this program, which is limited to the origination of one- to four-family residential mortgage loans, prospective borrowers complete loan applications which are provided by mortgage brokers. All loans obtained in this manner are reviewed by our underwriting department in accordance with our customary underwriting standards. Total originations from all sources under the mortgage loan broker solicitation program during 2000 and 2001 were $53.1 million and $80.5 million, respectively.

     We have a correspondent relationship with the wholly-owned mortgage subsidiary of a major South Florida builder-developer, who has substantial operations in our local service area, whereby the mortgage company originates, processes and closes home mortgages resulting from the sale of the developer's inventory of homes. The mortgage files are sent to our underwriting department and reviewed in accordance with our customary underwriting standards and, if we approve the loans, we will issue a commitment to purchase the loan from the mortgage company. We are not obligated to purchase any loans that are presented for our review. Purchases are accomplished by assignment of the mortgage from the mortgage company to Fidelity Federal Bank & Trust. We purchased $27.2 million and $35.1 million, respectively, of loans from this provider during the years ended 2000 and 2001.

     We also originate one- to four-family residential real estate loans secured by properties located outside of our market area. These loans, which are originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2001, $1.2 billion, or 69.0%, of our total loan portfolio consisted of loans, including residential construction loans, that were secured by one- to four-family residential real estate loans. Of this amount, $344.6 million were secured by properties located outside of our market area.

     We also purchase mortgage loans which are collateralized by residential real estate located primarily in Florida, although we have in the past purchased loans collateralized by properties located outside of Florida. Generally, we only purchase residential loans that are underwritten to Freddie Mac or Fannie Mae guidelines. Commercial real estate loans that we may purchase must satisfy the underwriting standards of commercial real estate loans we originate. At December 31, 2001, $112.3 million, or 7.1% of all loans in our total loan portfolio, consisted of purchased loans. Of this amount, $9.0 million represented our interest in purchased loan participations. Our largest loan participation was a $5.4 million interest in a loan secured by multi-family residential real estate in Dade County, Florida.

     We do not typically originate loans for sale. On occasion, we will sell loans where the borrower is located outside of our market area.

     Originations, Purchases and Sales of Loans. The table below shows our loan origination, purchase and sales activity for the periods indicated. This table is presented on a gross loan receivable basis.

                                                          Year Ended December 31,
                                                --------------------------------------
                                                   1999          2000          2001
                                                ----------    ----------    ----------
                                                                (In Thousands)
Loan receivable-gross, beginning of period ..   $1,060,926    $1,271,436    $1,491,546
                                                ----------    ----------    ----------
Originations:
  Real estate:
   One- to four-family residential /(1)/ ....      241,965       239,612       373,218
   Land loans ...............................       19,123        16,356        43,363
   Commercial ...............................       31,951        37,428        76,301
   Multi-family .............................        9,404         5,701        10,048
  Other loans:
   Consumer .................................       46,358        66,040        73,496
   Commercial business ......................      109,523       158,873       222,224
                                                ----------    ----------    ----------
  Total originations ........................      458,324       524,010       798,650

Transfer of mortgage loans to foreclosed real
  estate ....................................       (1,733)         (308)         (575)
Loan purchases ..............................       28,401        27,164        35,063
Repayments ..................................     (258,749)     (307,856)     (508,634)
Loan sales ..................................      (15,733)      (22,900)      (35,603)
                                                ----------    ----------    ----------
Net loan activity ...........................      210,510       220,110       288,901
                                                ----------    ----------    ----------
Total loans receivable-gross, end of period .   $1,271,436    $1,491,546    $1,780,447
                                                ==========    ==========    ==========

----------
/(1)/ Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.

     Loan Origination Fees and Costs and Other Income. In addition to interest earned on loans, we may also charge a fee, often expressed as a percentage of the principal amount of the loan, at the time the loan is originated. To the extent that loans are originated or acquired for our portfolio, Statement of Financial Accounting Standards ("SFAS") 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases" requires that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2001, we had $3.7 million of deferred loan origination fees, and $6.0 million of deferred loan origination costs. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

     We also receive other fees and, service charges that consist primarily of deposit transaction account service charges, late payment charges, credit card fees, fees from the sale of insurance and annuity products and income from real estate owned operations. We recognized fees and service charges of $5.9 million and $8.5 million and $11.9 million for the years ended December 31, 1999, 2000 and 2001.

     Loans-to-One Borrower. Federal savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2001, our largest outstanding loan balance to one borrower totaled $15.2 million. The loan is secured by a residential real estate and commercial complex under development in northern Palm Beach County, Florida.

At that date, our second largest lending relationship totaled $9.6 million and is secured by residential real property under development in Indian River County, Florida. Our third largest lending relationship totaled $7.8 million, and is secured by residential real property under development in Palm Beach and Indian River Counties, Florida. Our fourth largest lending relationship totaled $7.6 million and is secured by residential real property under development in Broward County, Florida. Our fifth largest lending relationship totaled $6.7 million and is secured by residential real property under development in Indian River County, Florida. All of the loans comprising these lending relationships are performing in accordance with their terms. Our regulatory limit on the maximum total loans to a single or related group of borrowers was $25.6 million at December 31, 2001.

Mortgage-Backed Securities

     We also invest in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities consist primarily of fixed rate mortgage-backed securities issued or guaranteed by Fannie Mae or Freddie Mac. At December 31, 2001 our mortgage-backed securities had a market value of $201.5 million. Effective December 31, 1993, we implemented SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of the adoption of this accounting principle, we declared our investment in adjustable rate, mortgage-backed securities as available for sale. In November 1995, FASB issued "A Guide to Implementation of SFAS 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q & A Guide"). The SFAS 115 Q & A Guide permits an entity to conduct a one-time reassessment of the classifications of all four mortgage backed securities held at that time. On November 28, 1995, in conformity with the SFAS 115 Q & A Guide, we classified all securities as "Available for Sale". As a result, all such securities are now presented at fair value, as determined by market quotations.

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

     The following table shows our purchases and sales of mortgage-backed securities for the periods indicated.

                                                        Year Ended December 31,
                                             ----------------------------------
                                               1999         2000          2001
                                             --------     --------     --------
                                                      (In Thousands)
Mortgage-backed securities at
 beginning of period ....................    $389,263     $336,212     $283,993
Purchases ...............................      57,285           --           --
Sales ...................................      (9,914)     (17,396)     (13,753)
Repayments ..............................     (89,810)     (37,634)     (72,682)
Discount (premium) amortization .........      (2,611)        (718)      (1,115)
Increase (decrease) in market
 value of securities held for sale
  in accordance with SFAS 115 ...........      (8,001)       3,529        5,090
                                             --------     --------     --------
Mortgage-backed securities at
  end of period .........................    $336,212     $283,993     $201,533
                                             ========     ========     ========

     The following table sets forth the allocation of fixed and adjustable rate mortgage-backed securities for the periods indicated.

                                                             At December 31,
                                   ---------------------------------------------------------
                                          1999                 2000               2001
                                   -----------------   -----------------   -----------------
                                      $         %          $         %        $          %
                                   --------   ------   --------   ------   --------   ------
                                              (Dollars In Thousands)
Mortgage-backed securities, net:
  Adjustable:
   FreddieMac..............        $ 73,717    21.81%  $ 77,065    27.00%  $ 54,938    27.15%
   FannieMae...............          42,183    12.48     28,305     9.92     21,050    10.40
   GinnieMae...............          11,083     3.28         --       --         --       --
                                   --------   ------   --------   ------   --------   ------
    Total adjustable.......         126,983    37.57    105,370    36.92     75,988    37.55
                                   --------   ------   --------   ------   --------   ------
  Fixed:
   FreddieMac..............         110,744    32.77     96,364    33.76     67,025    33.12
   FannieMae...............          84,600    25.04     70,432    24.67     49,990    24.71
   GinnieMae...............          13,885     4.11     11,827     4.14      8,530     4.22
                                   --------   ------   --------   ------   --------   ------
    Total fixed............         209,229    61.92    178,623    62.57    125,545    62.05
                                   --------   ------   --------   ------   --------   ------
Accrued interest...........           1,726     0.51      1,466     0.51        807     0.40
                                   --------   ------   --------   ------   --------   ------
  Total mortgage-backed
   securities, net.........        $337,938   100.00%  $285,459   100.00%  $202,340   100.00%
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

     Real estate that we acquire as a result of foreclosure or by the deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against our earnings. Any subsequent write-down of REO is also charged against earnings. At December 31, 2001, we had an insignificant amount of property that was acquired as the result of foreclosure and classified as REO. At December 31, 2001, we had nonperforming assets of $5.2 million, and a ratio of nonperforming assets to total assets of 0.24%.

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

                                                             At December 31,
                                             ------------------------------------------
                                              1997     1998     1999     2000     2001
                                             ------   ------   ------   ------   ------
                                                         (Dollars in Thousands)
Delinquent Loans:
  One- to four-family residential.........   $2,610   $3,687   $4,080   $3,222   $2,534
  Commercial and multi-family real
     estate...............................      140       51       --       --       --
  Land....................................      187       --       --       --       --
  Consumer and commercial business
     loans/(1)/...........................      291      170      264    1,762    2,476
                                             ------   ------   ------   ------   ------
Total delinquent loans....................    3,228    3,908    4,344    4,984    5,010
Total REO.................................      967      907      775       27      219
                                             ------   ------   ------   ------   ------
      Total nonperforming assets..........   $4,195   $4,815   $5,119   $5,011   $5,229
                                             ======   ======   ======   ======   ======

Total nonperforming loans
  to net loans receivable/(1)/............     0.37%    0.40%    0.37%    0.37%    0.32%
Total nonperforming loans
  to total assets/(1)/....................     0.26%    0.25%    0.25%    0.26%    0.23%
Total nonperforming loans and
  REO to total assets.....................     0.34%    0.31%    0.30%    0.26%    0.24%

----------
/(1)/ Includes consumer and commercial business loans delinquent 60 days or more.

     During the year ended December 31, 2001, gross interest income of approximately $242,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the periods. No interest income on non-accrual loans was included in income during 2001.

     The following table sets forth information with respect to loans past due 60-89 days in our portfolio at the dates indicated.

                                                       At December 31,
                                         ------------------------------------------
                                          1997     1998     1999     2000     2001
                                         ------   ------   ------   ------   ------
                                                       (In Thousands)
Loans past due 60-89 days:
   One- to four-family residential....   $3,014   $2,049   $2,538   $4,711   $5,086
   Commercial real estate and
     multi-family.....................       54       --       --       --       --
   Consumer and commercial
     business loans...................       83        8      123       84    1,696
   Land loans.........................       --       11       --       --       16
                                         ------   ------   ------   ------   ------
     Total past due 60-89 days........   $3,151   $2,068   $2,661   $4,795   $6,798
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

     The following table sets forth the aggregate amount of our classified assets at the dates indicated.

                                               At December 31,
                                          --------------------------
                                           1999      2000      2001
                                          ------    ------    ------
                                                (In Thousands)

Substandard assets/(1)/...............    $4,884    $4,939    $6,570
Doubtful assets.......................        --        --        --
Loss assets...........................       175        54       493
                                          ------    ------    ------
      Total classified assets.........    $5,059    $4,993    $7,063
                                          ======    ======    ======

----------
/(1)/ Includes real estate owned.

     The following table sets forth information regarding our delinquent loans, REO and loans foreclosed in-substance, net of specific valuation allowances at December 31, 2001.

                                                           Balance        Number
                                                           -------        ------
                                                          (Dollars In Thousands)
Residential real estate loans:
   Loans 60 to 89 days delinquent ....................     $ 5,086           60
   Loans more than 89 days delinquent ................       2,534           30
Commercial and multi-family real estate loans:
   Loans 60 to 89 days delinquent ....................          --           --
   Loans more than 89 days delinquent ................          --           --
Land loans:
   Loans 60 to 89 days delinquent ....................          16            1
   Loans more than 89 days delinquent ................          --           --
Consumer and commercial business loans:
    60 days or more delinquent .......................       2,476           30
Real estate owned ....................................         219            3
                                                           -------          ---
      Total ..........................................     $10,331          124
                                                           =======          ===

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

     The conditions that we evaluate in connection with establishing the allowance for loan losses include the following:

     .    general economic and business conditions affecting our key lending areas;
     . credit quality trends (including trends in nonperforming loans expected to result from existing conditions);
     .    collateral values;
     .    loan volumes and concentrations;
     .    seasoning of the loan portfolio;
     .    specific industry conditions within portfolio segments;
     .    recent loss experience in particular segments of the loan portfolio;
     .    duration of the current business cycle; and
     .    bank regulatory examination results.

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

     The allowance also incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosure related to impaired loans. A loan is considered impaired when we determine that it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting an allocation of the existing allowance for loan losses. See Note 5 to the Notes to the Consolidated Financial Statements.

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

         Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                      At December 31,
                                            ---------------------------------------------------------------
                                              1997        1998         1999          2000           2001
                                            ---------   ---------   -----------   -----------   -----------
                                                                      (Dollars in Thousands)
Total net loans receivable
  outstanding ..........................    $ 861,257   $ 977,166   $ 1,164,421   $ 1,361,232   $ 1,583,425
                                            =========   =========   ===========   ===========   ===========
Average net loans receivable
  outstanding ..........................    $ 735,949   $ 917,647   $ 1,067,107   $ 1,272,362   $ 1,458,899
                                            =========   =========   ===========   ===========   ===========
Allowance balance (at beginning of
   period) .............................    $   2,263   $   3,294   $     3,226   $     3,609   $     4,905
Acquired as part of acquisition of
  BankBoynton:
  Residential real estate ..............          628          --            --            --            --
  Consumer and commercial business .....          539          --            --            --            --
                                            ---------   ---------   -----------   -----------   -----------
    Total acquired .....................        1,167          --            --            --            --
                                            ---------   ---------   -----------   -----------   -----------
Provision for losses:
    Residential real estate ............          (83)        637          (734)         (126)          823
    Commercial and multi-family
     residential real estate ...........           36         335           (16)          138           521
    Land loans .........................           95          22           (42)         (146)          114
    Consumer and commercial business ...          122        (917)        1,255         1,462           596
                                            ---------   ---------   -----------   -----------   -----------
         Total provisions for losses ...          170          77           463         1,328         2,054
                                            ---------   ---------   -----------   -----------   -----------
Charge-offs:
    Residential real estate ............         (107)        (73)          (59)          (90)          (43)
    Commercial and multi-family
      residential real estate ..........         (167)        (22)          (21)           --            --
    Land loans .........................           (5)        (28)          (16)           --            --
    Consumer and commercial  business ..          (41)        (39)          (11)          (52)          (74)
                                            ---------   ---------   -----------   -----------   -----------
         Total charge-offs .............         (320)       (162)         (107)         (142)         (117)
                                            ---------   ---------   -----------   -----------   -----------
Recoveries:
    Residential real estate ............           14          17            27             7             3
    Commercial and multi-family
      residential real estate ..........           --          --            --            --            --
    Land loans .........................           --          --            --            --            --
    Consumer and commercial business ...           --          --            --           103             2
                                            ---------   ---------   -----------   -----------   -----------
         Total recoveries ..............           14          17            27           110             5
                                            ---------   ---------   -----------   -----------   -----------
Allowance balance (at end of period) ...    $   3,294   $   3,226   $     3,609   $     4,905   $     6,847
                                            =========   =========   ===========   ===========   ===========
Allowance for loan losses as a percent
  of net loans receivable at end of
  period ...............................         0.38%       0.33%         0.31%         0.36%         0.43%
Net loans charged-off as a percent of
  average loans outstanding ............         0.04%       0.01%         0.01%         0.01%         0.01%
Ratio of allowance for loan losses to
  total non-performing loans at end
  of period ............................       102.04%      82.55%        83.08%        98.41%       136.67%
Ratio of allowance for loan losses to
  total non-performing loans, REO and
  in-substance foreclosures
  at end of period .....................        78.52%      67.00%        70.50%        97.88%       130.94%

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

                                                                         At December 31,
                                 -----------------------------------------------------------------------------------------
                                         1997                   1998                   1999                  2000
                                 --------------------   --------------------   --------------------   --------------------

                                          % of Loans              % of Loans             % of Loans             % of Loans
                                          in Each                 in Each                in Each                in Each
                                          Category to            Category to            Category to            Category to
                                 Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                 ------   -----------   ------   -----------   ------   -----------   ------   -----------
                                                                                    (Dollars in Thousands)
Balance at end
of period applicable to:
  One- to four-family
    residential  mortgage ...    $1,493      78.65%     $1,941      78.13%     $1,075      72.78%     $  722      67.60%

   Construction .............        54       4.21         188       5.04         287       5.00         432       5.83

   Commercial real estate ...       398       2.94         613       5.88         607       7.43         749       8.23

   Multi-family residential..        43       1.42         140       1.16         110       1.87         106       1.42

Land loans ..................       209       1.32         203       0.81         146       0.77          --       0.96

Consumer ....................       353       5.21          77       4.55         473       4.74         700       5.73

Commercial business .........       744       6.25          64       4.43         911       7.41       2,196      10.23
                                            ------      ------     ------      ------     ------      ------     ------
Total allowance for
  loan losses ...............    $3,294     100.00%     $3,226     100.00%     $3,609     100.00%     $4,905     100.00%
                                            ======      ======     ======      ======     ======      ======     ======

                                 --------------------
                                         2001
                                 --------------------
                                           % of Loans
                                           in Each
                                          Category to
                                 Amount   Total Loans
                                 ------   -----------
Balance at end
of period applicable to:
  One- to four-family
    residential  mortgage ...    $1,241      53.02%
   Construction .............       696      15.98

   Commercial real estate ...     1,226      11.41

   Multi-family residential..       149       1.69

Land loans ..................       114       1.44

Consumer ....................       821       5.90

Commercial business .........     2,600      10.56
                                 ------     ------
Total allowance for
  loan losses ...............    $6,847     100.00%
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

     In recent years, we increased the percentage of our assets held as investments, rather than as loans, as part of our strategy of maintaining higher levels of liquidity and improving our interest rate risk position. Our investment portfolio consists of United States Government and agency securities, corporate debt securities, municipal bonds, Federal Home Loan Bank stock and interest earning deposits. The carrying value of our investment securities totaled $188.6 million at December 31, 2001. Our interest-earning deposits due from other financial institutions with original maturities of three months or less, totaled $43.3 million at December 31, 2001.

     Investment Portfolio. The following tables set forth the carrying value of our investments at the dates indicated. At December 31, 2001, the market value of our investments was approximately $188.6 million. As allowed by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," we classified our investment in United States Government and agency obligations as available for sale. As a result, such securities are now presented at fair value, as determined by market quotations. The market value of investments includes interest-earning deposits and Federal Home Loan Bank stock at book value, which approximates market value.

                                                           At December 31,
                                                 ----------------------------------
                                                   1999         2000         2001
                                                 --------     --------     --------
                                                           (In Thousands)
U.S. Government and agency obligations .....     $ 26,317     $ 32,020     $ 93,171
Investment in trust preferred securities ...       38,959       38,230       36,138
Municipal bonds ............................        2,742        2,102        1,351
Interest-earning deposits ..................       19,065       56,426       43,347
Federal Home Loan Bank stock ...............       13,354       14,718       14,577
                                                 --------     --------     --------
      Total investments ....................     $100,437     $143,496     $188,584
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

     At December 31, 2001, our investment in trust preferred securities totaled $36.1 million, or 1.7% of total assets and 21.2% of our regulatory capital. Our investment policy specifically limits our investment in trust preferred securities to $50 million, and requires that the securities be investment grade and floating rate to improve our interest rate risk. We have asked the OTS to permit us to maintain our investment in trust preferred securities at current levels . We noted in our appeal that our investments had floating interest rates and that the issuers did not have the option to extend the maturities. The OTS has approved our request to maintain our current level of investment in trust preferred securities, but has not approved an increase in our investment.

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, amortized cost, market values and average yields of our investment securities at December 31, 2001.

                                                                   At December 31, 2001
                                        ------------------------------------------------------------------------
                                           One Year or Less        One to Three Years      Three to Five Years
                                        ----------------------   ----------------------   ----------------------
                                                    Annualized               Annualized               Annualized
                                                     Weighted                 Weighted                 Weighted
                                        Amortized    Average     Amortized    Average     Amortized    Average
                                          Cost        Yield        Cost        Yield        Cost        Yield
                                        ---------   ----------   ---------   ----------   ---------   ----------
                                                                 (Dollars in Thousands)
Investment securities:
U.S. Government agency
  securities ......................      $15,000       3.42%      $39,991       3.34%      $38,000       5.98%
Investment in trust preferred
  securities ......................           --         --            --         --            --         --
Municipal bonds ...................          695       3.95           285       3.85           357       3.80
Federal Home Loan Bank stock/(2)/..       14,577       6.25            --         --            --         --
Interest-earning deposits .........       43,347       1.53            --         --            --         --
                                         -------       ----       -------       ----       -------       ----
      Total .......................      $73,619       2.87%      $40,276       3.34%      $38,357       5.96%
                                         =======       ====       =======       ====       =======       ====

                                                                   At December 31, 2001
                                        ---------------------------------------------------------------------
                                            Over Five Years                          Total
                                        ----------------------   --------------------------------------------
                                                    Annualized                                     Annualized
                                                     Weighted                           Average     Weighted
                                        Amortized    Average     Amortized    Market    Life in     Average
                                          Cost        Yield        Cost       Value     Years(1)     Yield
                                        ---------   ----------   ---------   --------   --------   ----------
                                                                  (Dollars in Thousands)
Investment securities:
U.S. Government agency
  securities ......................      $    --         --%     $ 92,991    $ 93,171     2.67       4.42%
Investment in trust preferred
  securities ......................       40,741       2.79        40,741      36,138    23.48       2.80
Municipal bonds ...................           --         --         1,337       1,351     1.96       3.89
Federal Home Loan Bank stock/(2)/..           --         --        14,577      14,577       --       6.25
Interest-earning deposits .........           --         --        43,347      43,347       --       1.53
                                         -------       ----      --------    --------    -----       ----
      Total .......................      $40,741       2.80%     $192,993    $188,584     8.94       3.57%
                                         =======       ====      ========    ========    =====       ====

----------
/(1)/ Total weighted average life in years is calculated only on United States
     Government agency securities, investment in trust preferred securities and municipal bonds.
/(2)/ Federal Home Loan Bank stock has no stated maturity, and the interest rate is adjustable.

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

     Our deposit growth has benefitted from the expansion of our branch network from 22 branches at December 31, 1998, to 38 branches at December 31, 2001. During this time, the growth in our checking accounts and savings accounts exceeded the growth in our certificates of deposit. Certificates of deposits generally are higher cost, and more interest rate sensitive deposits than checking and savings accounts. At December 31, 2001, certificate of deposit accounts comprised 54.5% of our total deposits, as compared to 71.1% of our total deposits at December 31, 1998.

     Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of our deposit portfolio as of December 31, 2001.

  Weighted                                                                                    Percentage
  Average          Minimum                                         Minimum                     of Total
Interest Rate       Term          Checking and Savings Deposits     Amount     Balances        Deposits
-------------   --------------   -------------------------------   -------   --------------   ----------
                                                                             (In Thousands)
   0.00%             None        Non-interest bearing demand        $   --     $  168,795       10.81%
   0.55              None        NOW accounts                          100        143,744        9.22
   1.18              None        Passbooks and statement savings       100        206,239       13.23
   1.67              None        Money market accounts               2,500        190,823       12.24

                                   Certificates of Deposit
                                 -------------------------------

   1.00          0 - 3 months    Fixed term, fixed rate              1,000          7,331        0.47
   3.13          3 - 6 months    Fixed term, fixed rate              1,000        180,746       11.59
   3.55          6 - 12 months   Fixed term, fixed rate              1,000        200,356       12.85
   4.42         12 - 36 months   Fixed term, fixed rate              1,000        409,366       26.25
   5.61         36 - 60 months   Fixed term, fixed rate              1,000         52,036        3.34
                                                                               ----------      ------
                                 Total                                         $1,559,436      100.00%
                                                                               ==========      ======

     Set forth below is information regarding the average balance, cost and weighted average interest rate on our deposits for the periods indicated.

                                                                     Years Ended December 31,
                             ------------------------------------------------------------------------------------------------------
                                           1999                             2000                             2001
                             --------------------------------   --------------------------------   --------------------------------
                                                     Weighted                           Weighted                           Weighted
       DEPOSIT TYPE                                  Average                            Average                            Average
       ------------           Average     Interest   Interest    Average     Interest   Interest    Average     Interest   Interest
                              Balances    Expense      Rate      Balances    Expense      Rate      Balances    Expense      Rate
                             ----------   --------   --------   ----------   --------   --------   ----------   --------   --------
                                                                      (Dollars in Thousands)
Non-interest bearing
   demand ................   $   58,287   $    --        --%    $   91,677   $    --        --%    $  117,117   $    --        --%
NOW accounts .............      111,648       542      0.49        138,383     1,002      0.72        162,288     1,006      0.62
Passbooks ................      139,846     4,080      2.92        147,348     4,371      2.97        177,482     2,936      1.65
Money market accounts ....       62,606     2,190      3.50        134,354     6,763      5.03        186,046     6,529      3.51
Certificates of deposit ..      849,203    44,766      5.27        888,368    51,754      5.83        893,715    50,320      5.63
                             ----------   -------      ----     ----------   -------      ----     ----------   -------      ----
     Total ...............   $1,221,590   $51,578      4.22%    $1,400,130   $63,890      4.56%    $1,536,648   $60,791      3.96%
                             ==========   =======      ====     ==========   =======      ====     ==========   =======      ====

     The following table sets forth our certificates of deposit classified by rates as of the dates indicated.

                                                 At December 31,
                                   ------------------------------------------
                                     1999             2000             2001
                                   --------         --------         --------
      Rate                                      (In Thousands)
      ----
0.00 - 1.00% ................      $     --         $     --         $  8,158
1.01 - 2.00% ................           663              486              819
2.01 - 3.00% ................            --               --          189,044
3.01 - 4.00% ................            --           22,637          190,052
4.01 - 5.00% ................       199,817           18,164          283,787
5.01 - 6.00% ................       573,903          175,796           64,150
6.01 - 7.00% ................       114,007          688,678          113,468
7.01 - 8.00% ................           152            1,150              357
                                   --------         --------         --------
                                   $888,542         $906,911         $849,835
                                   ========         ========         ========

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 2001.

                                             Amount Due
               -----------------------------------------------------------------------
               Less Than     1-2       2-3       3-4       4-5     After 5
                One Year    Years     Years     Years     Years     Years      Total
               ---------   -------   -------   -------   -------   --------   --------
                                           (In Thousands)
      Rate
      ----
0.00 - 1.00%    $  8,140   $    18   $    --   $    --   $    --     $ --     $  8,158
1.01 - 2.00%         819        --        --        --        --       --          819
2.01 - 3.00%     172,209    16,670        12        --        46      107      189,044
3.01 - 4.00%     166,168    10,846    12,930         7        --      101      190,052
4.01 - 5.00%     221,863    34,379    16,447        23    11,075       --      283,787
5.01 - 6.00%      44,079    13,965     3,500     1,010     1,596       --       64,150
6.01 - 7.00%      96,038    14,614       340     2,469         7       --      113,468
7.01 - 8.00%         270        87        --        --        --       --          357
                --------   -------   -------   -------   -------     ----     --------
                $709,586   $90,579   $33,229   $ 3,509   $12,724     $208     $849,835
                ========   =======   =======   =======   =======     ====     ========

     The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001. These deposits represented 13.64% of our total deposits at December 31, 2001.

                    Remaining Maturity                                Amount
                    ------------------                               --------
                                                                  (In Thousands)

Three months or less .........................................       $ 57,451
Three through six months .....................................         46,913
Six through twelve months ....................................         68,135
Over twelve months ...........................................         40,190
                                                                     --------
    Total ....................................................       $212,689
                                                                     ========

     Deposit flow details components of the increase in total deposits. The net deposit flow for 2000 and 2001 of $176.3 million and $91.5 million, respectively, was less than the 1999 amount of $200.8 million. This was due to our ability in 2000 and 2001, utilizing our expanded retail branch network, to de-emphasize the renewal of higher cost certificates of deposit and to concentrate on acquiring deposits with lower costs such as checking, NOW accounts, savings accounts and lower cost certificates of deposit. The following table sets forth the net changes in our deposits for the periods indicated.

                                                   Year Ended December 31,
                                           -------------------------------------
                                              1999         2000          2001
                                           ----------   ----------   -----------
                                                      (In Thousands)

Deposits ...............................   $6,273,994   $9,054,418   $10,211,384
Withdrawals ............................    6,111,033    8,931,174    10,174,444
                                           ----------   ----------   -----------
Net increase before interest credited ..      162,961      123,244        36,940
Interest credited ......................       37,803       53,064        54,565
                                           ----------   ----------   -----------
Net increase in deposits ...............   $  200,764   $  176,308   $    91,505
                                           ==========   ==========   ===========

Borrowings

     Savings deposits are the primary source of funds for our lending and investment activities and for general business purposes. If the need arises, we may borrow from the Federal Home Loan Bank of Atlanta and from the Federal Reserve Bank discount window to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Loans from the Federal Home Loan Bank are typically collateralized by our Federal Home Loan Bank stock and a portion of our first mortgage loans. At December 31, 2001, we had $290.3 million of Federal Home Loan Bank advances outstanding. Our borrowings also include $28.8 million of junior subordinated debentures issued in connection with the issuance of 8.375% Cumulative Trust Preferred Securities by Fidelity Capital Trust I.

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

                                                    Year Ended December 31,
                                             ----------------------------------
                                               1999         2000          2001
                                             --------     --------     --------
                                                    (Dollars in thousands)

Federal Home Loan Bank advances:
   Maximum month-end balance ............    $310,976     $329,743     $290,266
   Balance at end of period .............     247,073      274,365      290,266
   Average balance ......................     294,675      291,691      265,459

Weighted average interest rate on:
   Balance at end of period .............        5.81%        6.30%        6.13%
   Average balance for period ...........        6.01%        6.26%        6.38%

Subsidiary Activities

     Fidelity Federal Bank & Trust has wholly-owned subsidiaries. Fidelity Realty and Appraisal Service, Inc., a Florida corporation is primarily engaged in providing appraisal services for Fidelity Federal Bank & Trust and selling our real estate owned. At December 31, 2001, Fidelity Realty and Appraisal Service, Inc. had a cumulative deficit of $68,000. Fidelity Realty and Appraisal Service, Inc. incurred a net loss of $63,000 for the year ended December 31, 2000, and net income of $99,000 for the year ended December 31, 2001.

     Our other subsidiary, Florida Consolidated Agency, Inc., a Florida corporation doing business as Fidelity Insurance, was established in 1999. On July 16, 1999, Fidelity Insurance acquired Dunn and Noel, Inc., a full-service insurance agency based in Juno Beach, Florida. Dunn & Noel was founded in 1947, originally as Burns & Company. Fidelity Insurance operates as an independent insurance agency and licensed agents make insurance products available through Fidelity Federal Bank & Trust's branch offices. Licensed representatives also sell a variety of investment products. Fidelity Insurance had net income of $85,000 and $153,000 for the years ended December 31, 2000 and 2001, respectively.

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

Personnel

     As of December 31, 2001, we had 583 full-time and 55 part-time employees. None of our employees is represented by a collective bargaining group. We believe our relationship with our employees is good.

                                   REGULATION

     Fidelity Federal Bank & Trust is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision limits the activities in which Fidelity Federal Bank & Trust may engage. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. However, Fidelity Federal Bank & Trust has been advised that it is not the subject of regulatory concern as a result of its examination by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation. Fidelity Federal Bank & Trust also is a member of, and owns stock in, the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Fidelity Federal Bank & Trust also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Fidelity Federal Bank & Trust and prepares reports for the consideration of its board of directors on any operating deficiencies. Fidelity Federal Bank & Trust's relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Fidelity Federal Bank & Trust's mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or the United States Congress, could have a material adverse impact on the results of the operations of Fidelity Bankshares, Inc. and Fidelity Federal Bank & Trust.

Federal Regulation of Savings Institutions

     Business Activities. The activities of federal savings banks are subject to extensive regulation, including restrictions or requirements with respect to loans-to-one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. In particular, many types of loans, such as commercial real estate, commercial business and consumer loans, are limited to a specific percentage of our capital or assets. The description of statutory provisions and regulations applicable to federal savings banks set forth herein does not purport to be a complete description of these statutes and regulations and their effect on Fidelity Federal Bank & Trust.

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

     The risk-based capital standards for federal savings banks require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighted factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core

(tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less in tangible assets other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital may not exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2001, Fidelity Federal Bank & Trust met each of its capital requirements.

     Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2001, Fidelity Federal Bank & Trust was in compliance with its loans-to-one-borrower limitations.

     Qualified Thrift Lender Test. As a federal savings association, Fidelity Federal Bank & Trust is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2001, Fidelity Federal Bank & Trust maintained 70.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

     Any additional capital distributions would require prior OTS approval. If Fidelity Federal Bank & Trust's capital falls below its required levels or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Fidelity Federal Bank & Trust's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

     Liquidity. Fidelity Federal Bank & Trust is required to maintain an average daily balance of specified liquid assets equal to a quarterly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. The current requirement is 4%. Fidelity Federal Bank & Trust's average liquidity ratio for the quarter ended December 31, 2001 was 13.9%, which exceeded the applicable requirements.

     Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Fidelity Federal Bank & Trust received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

     Transactions with Related Parties. Fidelity Federal Bank & Trust's authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders is limited by Sections 23A and 23B of the Federal Reserve Act. The term"affiliates" for these purposes generally means any company that controls or is under common control with an institution, including Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Fidelity Federal Bank & Trust's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Fidelity Federal Bank & Trust may make to these persons based, in part, on Fidelity Federal Bank & Trust's capital position, and requires approval procedures to be followed. At December 31, 2001, Fidelity Federal Bank & Trust was in compliance with these regulations.

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

Prompt Corrective Regulatory Action

     Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the applicable banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories, based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Fidelity Federal Bank & Trust.

Federal Home Loan Bank System

     The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Fidelity Federal Bank & Trust, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2001, Fidelity Federal Bank & Trust was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2001, Fidelity Federal Bank & Trust was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

     Fidelity Bankshares, Inc. is a non-diversified unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. A non-diversified unitary savings and loan holding company is a savings and loan holding company which controls only one subsidiary savings association and which together with all related activities represented more than 50% of the holding company's consolidated net worth. In addition, the Office of Thrift Supervision has enforcement authority over Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to the subsidiary savings institution.

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

     Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of Fidelity Federal Bank & Trust and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Prospective Regulation and Legislation

     Regulations that affect Fidelity Federal Bank & Trust and Fidelity Bankshares, Inc. on a daily basis may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who administer those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material impact of the business and operations of Fidelity Federal Bank & Trust and Fidelity Bankshares, Inc.

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

     As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Fidelity Federal Bank & Trust's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2001, Fidelity Federal Bank & Trust had a balance of approximately $7.4 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

ITEM 2. PROPERTIES
------------------

Property

     At December 31, 2001, we conducted our business through our main banking office located in West Palm Beach, Florida, and 38 full service branch offices located in Palm Beach, Martin and St. Lucie Counties and two loan production offices located in Palm Beach and Indian River Counties. The aggregate net book value of our premises and equipment was $59.2 million at December 31, 2001. In January 2001, we relocated our main administrative office to 205 Datura Street, West Palm Beach, Florida and opened another branch in Palm Beach County.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     There are various claims and lawsuits in which the Bank is periodically involved incident to our business. We believe that these legal proceedings, in the aggregate, are not material to our financial condition as results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted during the fourth quarter of the year ended December 31, 2001 to a vote of securityholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

     Fidelity Bankshares, Inc. common stock, is currently listed on the Nasdaq National Market under the symbol "FFFL", and there is an established market for such common stock. At December 31, 2001, Fidelity Bankshares, Inc. had 9 market makers.

     The following table sets forth the high and low bid quotations for Fidelity Bankshares, Inc. common stock and cash dividends per share declared for the periods indicated. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. This information has been obtained from monthly statistical summaries provided by the Nasdaq Stock Market. As of December 31, 2001, there were 15,781,244 shares of Fidelity Bankshares, Inc. common stock issued and outstanding. At December 31, 2001, Fidelity Bankshares, Inc. had approximately 3,620 stockholders of record. All high and low bid information and cash dividend information has been adjusted to reflect the second step conversion of Fidelity Bankshares, MHC on May 15, 2001.

                                                                   Cash Dividend
Fiscal 2001                                   High Bid   Low Bid      Declared
                                              --------   -------   -------------
Quarter Ended December 31, 2001 ...........    $18.400   $12.900       $0.10
Quarter Ended September 30, 2001 ..........    $15.350   $12.400       $0.10
Quarter Ended June 30, 2001 ...............    $14.400   $10.760       $0.10
Quarter Ended March 31, 2001 ..............    $11.794   $ 8.173       $0.10

                                                                   Cash Dividend
Fiscal 2000                                   High Bid   Low Bid      Declared
                                              --------   -------   -------------
Quarter Ended December 31, 2000............    $8.458     $7.449      $ 0.10
Quarter Ended September 30, 2000...........    $8.535     $6.311      $ 0.10
Quarter Ended June 30, 2000................    $6.621     $5.690      $ 0.10
Quarter Ended March 31, 2000...............    $6.518     $5.535      $ 0.10

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------------------------------------------------------

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                   OF FIDELITY BANKSHARES, INC. AND SUBSIDIARY

     The following tables set forth selected consolidated historical financial and other data of Fidelity Bankshares, Inc. for the periods and at the dates indicated. The information at December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001, is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of Fidelity Bankshares, Inc.

                                                                            At December 31,
                                            ------------------------------------------------------------------------------
                                               1997             1998             1999             2000             2001
                                            ----------       ----------       ----------       ----------       ----------
                                                               (In thousands, except per share amounts)
Selected Financial Condition Data:
  Total assets.......................       $1,220,267       $1,566,927       $1,718,933       $1,932,434       $2,136,935
  Loans receivable, net..............          861,257          977,166        1,164,421        1,361,232        1,583,425
  Mortgage-backed securities and
    corporate debt securities........          234,132          433,751          375,171          322,223          237,671
  Investment securities/(2)/.........           61,720           66,557           61,478          105,163          152,446
  Deposits...........................          872,340        1,120,746        1,321,510        1,497,818        1,559,436
  Total borrowings...................          242,871          338,871/(1)/     290,479/(1)/     310,005/(1)/     355,342
  Stockholders' equity...............           87,387           84,999           83,304           91,651          177,612
  Book value per common share........       $     5.33       $     5.36       $     5.31       $     5.83       $    11.25
  Tangible book value per common
    share............................       $     5.12       $     5.18       $     5.10       $     5.64       $    11.12

----------
/(1)/ Includes $28.8 million of junior subordinated debentures issued in connection with the issuance of 8.375% Cumulative Trust Preferred Securities by Fidelity Capital Trust I.
/(2)/ Includes interest-bearing deposits, government and agency securities and Federal Home Loan Bank stock.

                                                          For the Years Ended December 31,
                                       ------------------------------------------------------------------
                                        1997          1998           1999           2000           2001
                                       -------       -------       --------       --------       --------
                                                      (In thousands, except per share amounts)

Selected Operating Data:
  Interest income...............       $72,272       $98,320       $110,925       $132,580       $138,480
  Interest expense..............        41,606        64,992         72,255         85,671         81,422
                                       -------       -------       --------       --------       --------
  Net interest income...........        30,666        33,328         38,670         46,909         57,058
  Provision for loan losses.....           170            77            463          1,328          2,054
                                       -------       -------       --------       --------       --------
  Net interest income after
    provision for loan losses...        30,496        33,251         38,207         45,581         55,004
                                       -------       -------       --------       --------       --------
  Other income..................         4,910         8,690         12,927/(1)/    13,406/(2)/    13,764
                                       -------       -------       --------       --------       --------
  Non-interest expense..........        24,235        29,687         36,354         45,403         55,722
                                       -------       -------       --------       --------       --------
  Income before taxes...........        11,171        12,254         14,780         13,584         13,046
  Income tax expense............         4,753         4,842          5,666          5,063          5,166
                                       -------       -------       --------       --------       --------
    Net income..................       $ 6,418       $ 7,412       $  9,114       $  8,521       $  7,880
                                       =======       =======       ========       ========       ========
  Income per common share:
  Basic/(3)/....................       $  0.40       $  0.46       $   0.59       $   0.54       $   0.52
                                       =======       =======       ========       ========       ========
  Diluted/(3)/..................       $  0.39       $  0.46       $   0.58       $   0.54       $   0.51
                                       =======       =======       ========       ========       ========

----------
/(1)/ Includes $5.1 million from the sale of property owned by Fidelity Federal
      Bank & Trust.
/(2)/ Includes $3.7 million from the receipt and sale of 147,232 shares of John
      Hancock Financial common stock provided to policy holders pursuant to John Hancock Financial's conversion from a mutual (or policy owned insurance company) to a stock insurance company.
/(3)/ Per share data has been adjusted to reflect the second step conversion of Fidelity Bankshares, MHC.

                                                                      At and for the Years ended December 31,
                                                         -----------------------------------------------------------------
                                                          1997          1998          1999           2000           2001
                                                         ------        ------        -------        -------        -------
   Selected Financial Ratios and Other Data:
     Return on average assets (ratio of net
       income to average total assets)...........          0.64%         0.52%          0.55%/(1)/     0.46%/(1)/     0.38%
     Return on average stockholders'
       equity  (ratio of net income to
       average stockholders' equity).............          7.62%         8.33%         11.04%/(1)/     9.97%/(1)/     5.46%
     Non-interest income to average assets.......          0.49%         0.61%          0.78%          0.70%          0.67%
     Non-interest expense to average assets......          2.43%         2.08%          2.19%          2.43%          2.70%
     Net interest rate spread during
       the period................................          3.00%         2.35%          2.45%          2.77%          3.60%
     Net interest margin (net interest income
       to average interest earning assets).......          3.25%         2.48%          2.47%          2.72%          3.00%
     Ratio of average interest-earning assets
       to average interest-bearing liabilities...         105.8%        102.8%        100.51%         99.21%        102.04%
     Efficiency ratio /(2)/......................         68.12%        70.65%         70.46%         75.07%         78.68%
     Dividend payout ratio.......................         88.54%        84.82%         70.42%         76.34%         76.92%

Asset Quality Ratios:
     Nonperforming loans to total loans
       at end of period..........................          0.37%         0.40%          0.37%          0.37%          0.32%
     Allowance for loan losses to
       nonperforming loans at end of period......        102.04%        82.55%         83.08%         98.41%        136.67%
     Allowance for loan losses to
       total loans at end of period..............          0.38%         0.33%          0.31%          0.36%          0.43%
     Non-performing assets to total
       assets at end of period...................          0.34%         0.31%          0.30%          0.26%          0.24%
     Ratio of net charge-offs during
       the period to average loans
       outstanding during the period.............          0.04%         0.01%          0.01%          0.00%          0.00%

Capital Ratios:
     Stockholders' equity to total assets
       at end of period..........................          7.16%         5.42%          4.85%          4.77%          8.31%
     Average stockholders' equity to
       average total assets......................          8.46%         6.25%          4.96%          4.62%          7.00%
     Tangible capital to tangible assets
       at end of period/(3)/.....................          6.67%         6.65%          6.63%          6.32%          7.97%
     Core capital to adjusted tangible
       assets at end of period/(3)/..............          6.67%         6.65%          6.63%          6.32%          7.97%
     Risk-based capital to risk-weighted
       assets at end of period/(3)/..............         14.03%        12.23%         12.19%         11.03%         12.45%

Other Data:
     Number of branch offices
       at end of period..........................            21            22             32             35             38
     Number of deposit accounts
       at end of period..........................        82,983        92,561        109,342        127,467        133,650

----------
/(1)/ The years 1999 and 2000 include amounts of non-recurring income/expense described in the footnotes under "Selected Operating Data". Exclusive of these items, return on average assets and return on average stockholders' equity for 1999 and 2000, respectively, were: return on average assets:
      0.36% and 0.34%; return on average equity: 7.21% and 7.27%.
/(2)/ The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income. Excluding the non-recurring income/expense items, the efficiency ratio for 1999 and 2000 was 78.23% and 80.00%, respectively.
/(3)/ Represents regulatory capital ratios for Fidelity Federal Bank & Trust only.

Changes in Financial Position

     Comparison of Financial Position at December 31, 2000 and December 31, 2001

     Our assets increased by $204.5 million from $1.9 billion at December 31, 2000 to $2.1 billion at December 31, 2001. The increase in our assets is primarily attributable to a $222.1 million increase in net loans receivable offset by a $28.3 million decrease in cash and assets available for sale. In addition, we increased investment in office properties and equipment, primarily for new office sites, but also for upgraded data processing equipment, by $5.3 million, while all other assets increased by $5.4 million. Funds for the increase in assets were provided primarily by an increase in deposits of $61.6 million and an increase in advances from the Federal Home Loan Bank and other borrowed funds of $45.3 million. The increase in loans and deposits reflects our branch expansion in our market area. In May, 2001, we converted from a mutual holding company structure to a fully public company. As a result of this transaction, we raised $79.6 million from the sale of company common stock. Stockholders' equity at December 31, 2001 was $177.6 million, an increase of $86.0 million from December 31, 2000. This increase consisted of net income for the year of $7.9 million, a decrease in accumulated other comprehensive loss (net of taxes) of $2.0 million, which was partially offset by dividends declared of $5.3 million and the previously mentioned $79.6 million public offering of common stock.

     Comparison of Financial Position at December 31, 1999 and December 31, 2000

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

     Results of operations for the years ended December 31, 2000 and 2001

     General. We had net income of $7.9 million, or basic earnings per share of $.52 for the year ended December 31, 2001. This compares to net income of $8.5 million, or basic earnings per share of $.54, for the year ended December 31, 2000. The decrease in net income of $641,000 for the year ended December 31, 2001, as compared to 2000, is due to a number of factors. Interest income increased to $138.5 million in 2001 from $132.6 million in 2000, while interest expense declined in 2001 to $81.4 million from $85.7 million in 2000. This resulted in a 21.6% increase in net interest income before provision for loan losses to $57.1 million for the year ended December 31, 2001, compared to $46.9 million in 2000. Primarily as a result of the bank's continuing expansion of its commercial mortgage, consumer and commercial business portfolios, our provision for loan losses increased to $2.1 million in 2001, compared to $1.3 million in 2000. While other income for the year ended December 31, 2001 improved to $13.8 million from $13.4 million in 2000, other income for the year ended December 31, 2000 included $3.7 million of non-recurring income received as a result of John Hancock Financial's conversion from a mutual to a stock insurance company. Our operating expenses for the year ended December 31, 2001 increased by $10.3 million, or 22.7% to $55.7 million from $45.4 million for the year ended December 31, 2000. Included in operating expenses for 2001 was a one time charge of $1.1 million relating to our computer system conversion.

     Interest income. Interest income increased by $5.9 million, or 4.5%, from $132.6 million for the year ended December 31, 2000 to $138.5 million for the year ended December 31, 2001. Although the average balance of interest earning assets increased by $147.5 million, or 8.4%, in 2001, this was largely offset by a decline in the average yield of these assets to 7.28% in 2001, from 7.70% in 2000. The decline in average yield on our interest earning assets resulted, primarily, from the rapidly declining interest rate environment we experienced in 2001.

     Interest income from mortgage loans increased by $9.3 million, or 11.1%, from $83.7 million for the year ended December 31, 2000 to $93.0 million for the year ended December 31, 2001. This increase is attributable to an increase in the average balance of mortgage loans from $1.1 billion to $1.2 billion, which was offset by a modest decline in the yield on these assets to 7.57% from 7.61%. Interest income on consumer and commercial business loans increased by $3.5 million, or 20.7% from $17.0 million for the year ended December 31, 2000 to $20.5 million for the year ended December 31, 2001. While the average balance of consumer and commercial business loans increased by $58.7 million, or 34%, from $172.7 million to $231.4 million, this was offset by a significant decline in yield on these assets from 9.83% in 2000 to 8.86% in 2001. Our average balance of mortgage-backed securities declined from $349.5 million in 2000 to $291.1 million in 2001 as we continue to allocate repayments on these assets to higher yielding loans. As a result of this decline and a decline in the average yield on these assets from 7.05% in 2000 to 5.77% in 2001, income from mortgage-backed securities declined $7.9 million from $24.7 million for the year ended December 31, 2000 to $16.8 million for the year ended December 31, 2001. Interest income on securities increased by $1.1 million from $4.0 million in 2000 to $5.1 million in 2001, as the average balance of these assets increased $32.1 million, or 58.2% from $55.2 million for the year ended December 31, 2000 to $87.3 million for the year ended December 31, 2001. We incurred a decline in yield on these assets from 7.16% for 2000 to 5.81% for 2001. Interest income on other investments, which consists of income from the bank's investment in FHLB stock and from interest-earning deposits, declined by $198,000 from $3.3 million in 2000 to $3.1 million in 2001. Although the average balance of these assets increased by $19.7 million, or 43.1%, the average yield declined from 7.33% in 2000 to 4.81% in 2001.

     Interest expense. Interest expense decreased by $4.2 million, or 5.0%, from $85.7 million for the year ended December 31, 2000 to $81.4 million for the year ended December 31, 2001. The decrease in expense is principally attributable to a decline in the average cost of our deposits from 4.56% in 2000 to 3.96% in 2001. The average balance of our deposits increased by $136.6 million during 2001, from $1.4 billion for the year ended December 31, 2000 to over $1.5 billion for the year ended December 31, 2001, despite a decline in higher costing certificate of deposit balances of $57.1 million. The decrease in interest expense on borrowed funds of $1.2 million resulted from a decrease in the average balance of borrowed funds from $336.1 million in 2000 to $327.5 million in 2001, together with a decline in the average cost of these borrowings from 6.48% to 6.30%.

     Net interest income. Our net interest income increased by $10.1 million from $46.9 million for 2000 to $57.1 million in 2001. This increase was caused by an increase in our net interest spread to 2.91% for 2001 from 2.77% in 2000, together with an increase in the ratio of our average interest earning assets to interest bearing liabilities from 99.21% in 2000 to 102.04% in 2001. The improvement in this ratio is principally attributable to funds received in connection with our stock offering in May, 2001. The increase in our spread was mainly the result of the growth in our lower costing core deposits, together with the repricing of our certificates of deposit in a lower interest rate environment. These benefits were partially offset by a decline in the yield on our interest earning assets, also principally due to the lower interest rate environment.

     Provision for loan losses. Our provision for loan losses increased by $726,000 from $1.3 million in 2000 to $2.1 million in 2001. The main reason for this increase is our continued increase in production of commercial business, consumer and commercial real estate loans. Our total allowance for loan losses as of December 31, 2001 of $6.8 million is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date which were both probable and reasonably estimable. At December 31, 2001, our ratio of non-performing loans to total loans was 0.32%.

     Our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, allowances for loan losses are based on management's estimate of losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our loan portfolio. General valuation allowances are added to our capital for purposes of computing our regulatory risk-based capital. We conduct a monthly review of our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. As we are increasing our origination of commercial business loans, consumer loans and commercial real estate loans, and such loans traditionally have a higher risk of loss than residential mortgage loans, our provision for loan losses is likely to increase in future periods.

     Other income. Other income increased slightly, by $358,000, during the year ended December 31, 2001 to $13.8 million from $13.4 million in 2000. Other income for the year ended December 31, 2000 included $3.7 million from the receipt and sale of common stock received as a result of the conversion of John Hancock Financial from a mutual to a stock insurance company. $2.5 million was included in miscellaneous income for the receipt and $1.2 million was reflected in gain on sale of investments for the sale of this common stock. Fee income on deposit accounts increased by $1.6 million, primarily as a result of growth in checking accounts, from $4.0 million for the year ended December 31, 2000 to $5.6 million for the year ended December 31, 2001. Income from fees for other banking services, which include insurance and annuity sales, as well as trust and appraisal fee income, increased by $1.8 million from $4.5 million in 2000 to $6.3 million for the year ended December 31, 2001.

     Operating expense. Operating expense increased by $10.3 million or 22.7% from $45.4 million for the year ended December 31, 2000 to $55.7 million for the year ended December 31, 2001. Of this increase, $5.0 million is attributable to employee compensation and benefits. This represents an increase of 18.8% of such costs. The number of full time equivalent employees increased by 33 persons, 5.7%, to 611 at December 31, 2001. Increased commissions and related compensation of $497,000 were incurred to produce the increase in other income. Health care costs increased by $465,000, while pension costs, principally attributable to our defined benefit plan, increased by $780,000. Effective January 1, 2001, new employees were no longer covered by the defined benefit pension plan, but, rather, by a defined contribution plan. The remainder of the increase is mainly attributable to paying a full year's compensation to employees hired during the year ended December 31, 2000, a 14.2% increase in number, together with normal salary increases. Occupancy and equipment expense increased by $1.6 million. We incurred a full year's depreciation on the building and furnishings of our corporate headquarters for the year ended December 31, 2001, whereas the year 2000 included only a partial year of such expense, as we began occupying the facility in mid 2000. We opened two new offices and began depreciation on data processing upgrades relating to our computer conversion. Miscellaneous expense increased by $3.1 million. Of this amount, $1.1 million related to a one time charge to change data processing service bureaus, $231,000 was incurred as we wrote off obsolete signage due to our bank's name change and we absorbed an additional $394,000 in loan production costs for consumer loans. Our telephone costs increased by $319,000 as we separated this service from our data processing contract to avoid additional mark-ups on this service and we incurred additional, on going, state franchise fees and NASDAQ costs of $171,000 as a result of our conversion to a stock company from a mutual holding company.

     Income taxes. Our provision for income taxes for the year ended December 31, 2001 of $5.2 million, an increase of $103,000 from $5.1 million for the year ended December 31, 2000 reflects our current rate applied to income before taxes.

     Results of Operations for the years ended December 31, 1999 and 2000

     General. We had net income of $8.5 million, or basic earnings per share of $0.54, for the year ended December 31, 2000. Net income totaled $9.1 million, or basic earnings per share of $0.59, for 1999. The decrease in net income for the year ended December 31, 2000, as compared to 1999 was attributable primarily to an increase in other operating expenses of $9.0 million, or 24.7% from $36.4 million for the year ended December 31, 1999 to $45.4 million for the year ended December 31, 2000, a $5.1 million gain on the sale of real estate in 1999, and an increase in our provision for loan losses of $865,000 in 2000. Offsetting these increased expenses was an increase in net interest income of $8.2 million to $46.9 million for the year ended December 31, 2000 from $38.7 million in 1999, and a decrease in provision for income taxes of $603,000 from $5.7 million in 1999 to $5.1 million in 2000.

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

     Provision for Loan Losses. Our provision for loan losses increased by $865,000, from $463,000 in 1999 to $1.3 million in 2000, principally to reflect increased originations of commercial real estate loans, commercial business loans and consumer loans. Our total allowance for loan losses at December 31, 2000 was $4.9 million and is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. Our ratio of non-performing loans to total loans was 0.37% at December 31, 2000.

     Other Income. Other income increased by $500,000, or 3.9% from $12.9 million for the year ended December 31, 1999 to $13.4 million for the year ended December 31, 2000. The biggest increase in other income was due to a $2.0 million increase in other miscellaneous income, which resulted primarily from the receipt at no cost of 147,232 shares of John Hancock Financial common stock, valued at $17.00 per share, which we received in connection with John Hancock Financial's conversion from a mutual to a stock insurance company. We received these shares as a result of our ownership of various life insurance policies issued by John Hancock Financial. Service charges on deposit accounts increased $790,000, from $3.2 million to $4.0 million. Fees for other banking services increased by $1.8 million, from $2.7 million to $4.5 million. Net gain on sale of loans, investments and mortgage-backed securities also increased by $1.0 million from $420,000 to $1.4 million, due to the sale of 147,232 shares of John Hancock Financial common stock, resulting in a profit of $1.2 million.

     Operating Expense. Operating expense increased by $9.0 million, or 24.7% from $24.7 million for the year ended December 31, 1999, to $45.4 million for the year ended December 31, 2000. Operating expense for the year ended 2000 included the expenses associated with opening and operating eight new full service offices which were in operation for only part of 1999. Employee compensation and benefits expense increased $5.4 million, from $21.2 million in 1999 to $26.6 million in 2000. This increase, which includes normal salary increases, resulted primarily from hiring additional personnel in connection with our branch expansion in 1999 and 2000, and from expanding the staff of our commercial loan department to enhance our commercial lending capabilities. As a result, our full time equivalent employees increased by 72 persons, from 506 at December 31, 1999 to 578 at December 31, 2000. Also contributing to the increase in employee compensation and benefits expense was increased health care costs. Health care costs increased by $846,000 from 1999 to 2000. Occupancy and equipment costs increased by $1.6 million, from $7.3 million to $8.9 million. The increase in occupancy and equipment costs reflected increases in real estate taxes and assessments on our properties as well as depreciation expenses relating to our new computer equipment and new branch office facilities opened during the latter part of 1999 and 2000. Marketing expense increased $365,000 from $916,000 in 1999 to $1.8 million in 2000, and miscellaneous operating expense increased by $1.9 million, from $6.5 million in 1999 to $8.4 million in 2000. The increase in miscellaneous operating expense reflects costs associated with Fidelity Federal Bank & Trust's name change from Fidelity Federal Savings Bank of Florida. In addition, increased costs incurred as a result of expanding our branch franchise included costs to provide our additional branches with supplies, increased postage costs, higher armored-car expense and telephone expense. Also contributing to our increased operating expense was a decrease in the gain on real estate owned of $92,000. These increases were partially offset by a decrease in our federal deposit insurance premium of $395,000, from $672,000 in 1999 to $277,000 in 2000.

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

                                                            For the Years Ended December 31,
                                                      1999                                   2000
                                         ----------------------------------   ---------------------------------
                                                                    Average                               Average
                                           Average                  Yield/      Average                    Yield/
                                           Balance     Interest      Cost       Balance      Interest       Cost
                                         -----------   ---------    -------   -----------   ---------     -------
                                                                                      (Dollars in Thousands)
Interest-earning assets:
   Mortgage loans.....................   $   952,715   $  70,975      7.45%   $ 1,099,636   $    83,663     7.61%
   Consumer and commercial
      business loans..................       114,392      10,315      9.02        172,726        16,987     9.83
   Mortgage-backed securities(1) .....       409,653      24,311      5.93        349,498        24,646     7.05
   Investment securities..............        36,197       2,215      6.12         55,196         3,953     7.16
   Other investments(2)...............        49,984       3,109      6.22         45,471         3,331     7.33
                                         -----------   ---------    ------    -----------   -----------    -----
     Total interest-earning assets ...     1,562,941     110,925      7.10      1,722,527       132,580     7.70
Non-interest-earning assets...........       100,299                              127,430
                                         -----------                                        -----------
      Total assets....................   $ 1,663,240                                        $ 1,849,957
                                         ===========                          ===========
Interest-bearing liabilities:
   Deposits...........................   $ 1,221,590   $  51,578      4.22%   $ 1,400,130   $    63,890     4.56%
   Borrowed funds.....................       333,439      20,677      6.20        336,065        21,781     6.48
                                         -----------   ---------    ------    -----------   -----------    -----
      Total interest-bearing
         liabilities..................     1,555,029      72,255      4.65      1,736,195        85,671     4.93
Non-interest bearing liabilities......        25,644                               28,301
                                         -----------                          -----------

      Total liabilities...............     1,580,673                            1,764,496
Stockholders' equity..................        82,567                               85,461
                                         -----------                          -----------
       Total liabilities and
          stockholders' equity........   $ 1,663,240                          $ 1,849,957
                                         ============                         ===========
Net interest income...................                 $  38,670                            $    46,909
                                                       =========                            ===========
Net interest rate spread(3)...........                                2.45%                                 2.77%
                                                                    ======                                  ====

Net interest margin(4)................                                2.47%                                 2.72%
                                                                    ======                                  ====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.........................                              100.51%                                99.21%
                                                                    ======                                 =====

                                                         2001
                                         -----------------------------------     At December 31, 2001
                                                                     Average     ---------------------
                                           Average                    Yield/       Actual      Yield/
                                           Balance       Interest      Cost        Balance      Cost
                                         -----------   -----------   -------     -----------   ------
                                                                                (Dollars in Thousands)
Interest-earning assets:
   Mortgage loans.....................   $ 1,227,487   $    92,981     7.57%     $ 1,307,190    7.41%
   Consumer and commercial
      business loans..................       231,412        20,509     8.86          276,235    7.81%
   Mortgage-backed securities(1)......       291,068        16,785     5.77          237,671    4.52%
   Investment securities..............        87,304         5,072     5.81           94,522    4.43%
   Other investments(2)...............        65,145         3,133     4.81           57,924    2.74%
                                         -----------   -----------   ------      -----------
     Total interest-earning assets ...     1,902,416       138,480     7.28        1,973,542    6.84%
Non-interest-earning assets ..........                     159,578                   163,393
                                                       -----------               -----------
      Total assets....................                 $ 2,061,994               $ 2,136,935
                                                       ===========               ===========
Interest-bearing liabilities:
   Deposits...........................   $ 1,536,758   $    60,791     3.96%     $ 1,559,436    2.54%
   Borrowed funds.....................       327,544        20,631     6.30          355,342    6.31%
                                         -----------   -----------               -----------
      Total interest-bearing
         liabilities..................     1,864,302        81,422     4.37        1,914,778    3.24%
Non-interest bearing liabilities .....                      53,369                   44,545

      Total liabilities...............     1,917,671                               1,959,323
Stockholders' equity..................      144,323                                  177,612
                                         -----------                             -----------
       Total liabilities and
         stockholders' equity.........   $ 2,061,994                             $ 2,136,935
                                         ===========                             ===========

Net interest rate spread(3)...........                 $    57,058     2.91%                     3.60%
                                                       ===========   ======                    ======
Net interest margin(4)................                                 3.00%                     3.70%
                                                                     ======                    ======
Ratio of interest-earning
  assets to interest-bearing
  liabilities.........................                                                         103.07%
                                                                     102.04%                   ======
                                                                     ======

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

                                                                    Years Ended December 31,
                                        ---------------------------------------------------------------------------------
                                                  2000 vs. 1999                            2001 vs. 2000
                                        ---------------------------------------------------------------------------------
                                                Increase/(Decrease)                    Increase/(Decrease)
                                                   Due to                                    Due to
                                        --------------------------     Total      --------------------------     Total
                                                             Rate/    Increase                         Rate/    Increase
                                         Volume     Rate    Volume   (Decrease)    Volume    Rate     Volume   (Decrease)
                                        --------   ------   ------   ---------    -------   -------   ------   ---------
                                                                  (In Thousands)
Interest income:
  Mortgage loans...............         $10,945    $1,510    $ 233    $12,688     $ 9,727   $  (367)   $ (42)   $ 9,318
  Consumer and commercial
    business loans.............           5,260       935      477      6,672       5,772    (1,679)    (571)     3,522
  Mortgage-backed securities...          (3,570)    4,577     (672)       335      (4,120)   (4,492)     751     (7,861)
  Investment securities........           1,163       377      198      1,738       2,299      (746)    (434)     1,119
  Other investments............            (281)      553      (50)       222       1,441    (1,144)    (495)      (198)
                                        -------    ------    -----    -------     -------   -------    -----    -------

  Total interest-earning assets          13,517     7,952      186     21,655      15,119    (8,428)    (791)     5,900
                                        -------    ------    -----    -------     -------   -------    -----    -------
Interest expense:
  Deposits.....................           7,538     4,165      609     12,312       6,235    (8,504)    (830)    (3,099)
  Borrowed funds...............             163       934        7      1,104        (552)     (613)      15     (1,150)
                                        -------    ------    -----    -------     -------   -------    -----    -------

  Total interest-bearing liabilities      7,701     5,099      616     13,416       5,683    (9,117)    (815)    (4,249)
                                        -------    ------    -----    -------     -------   -------    -----    -------
Change in net interest income           $ 5,816    $2,853    $(430)   $ 8,239     $ 9,436   $   689    $  24    $10,149
                                        =======    ======    =====    =======     =======   =======    =====    =======

Asset and Liability Management - Interest Rate Sensitivity Analysis

     The majority of our assets and liabilities are monetary in nature, which subjects us to significant interest rate risk. As stated above, the majority of our interest-bearing liabilities and nearly all of our interest-earning assets are held by Fidelity Federal Bank & Trust and, therefore, nearly all of our interest rate risk is at the Fidelity Federal Bank & Trust level.

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

     The following table sets forth our estimated internal calculations of MVPE as of December 31, 2001.

Changes in Rates                           Market Value of Portfolio Equity
-------------------   -------------------------------------------------------
 (Basis Points)            $ Amount              $ Change            % Change
-------------------   ------------------   -------------------   ------------
                                          (Dollars in Thousands)

     +200 bp              $   246,564          $   (42,535)          -14.7%
     +100 bp              $   262,107          $   (26,992)           -9.3%
       -0-                $   289,099          $        --             0.0%
     -100 bp              $   289,899          $       800             0.3%
     -200 bp              $   290,709          $     1,610             0.6%

     Fidelity Federal Bank & Trust's internal calculation of MVPE at December 31, 2001 shows the negative effects of rate caps and floors in certain interest earning assets and particularly interest bearing liabilities in both rising and falling interest rate scenarios. As shown in the previous table, MVPE was negatively affected in both rising and falling rate scenarios as a result of these interest rate caps and floors. In preparing the MVPE table above, we have estimated prepayment rates for our loans ranging from 8% to 19%, depending on the interest rate scenario and loan type. These rates are management's best estimate based on prior repayment experience.

     Decay rates for liabilities indicate an assumed annual rate at which an interest-bearing liability will be withdrawn in favor of an account with a more favorable interest rate. Decay rates have been assumed for NOW accounts, passbook and money market deposits. During 2000, we contracted with a third-party consultant to perform an analysis of our core deposit accounts and updated this analysis in 2001. The purpose of this analysis was to obtain an estimate of the actual deposit balance trends over various interest rate scenarios during the previous five years and to use that data to provide a forecast of future balance trends over various interest rate scenarios. The following decay rates are based on this analysis.

                                               6
                                             Months   1 Year    3 Years   5 Years
                                 Within 6   Through   Through   Through   Through    Over 10
                                  Months    1 Year    3 Years   5 Years   10 Years    Years
                                 --------   -------   -------   -------   --------   -------
NOW accounts                      0.88%      0.88%     0.68%     0.67%      1.69%    100.00%
Passbook, club accounts           0.00%      0.00%     0.27%     0.77%     10.29%    100.00%
Money market deposit              1.56%      1.56%     0.00%     0.00%     36.55%    100.00%
accounts

     The above assumptions are estimates of annual percentages based on remaining balances. Although management believes these deposit decay rates are a reasonable estimate of future deposit trends based on past performance, they should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by us in any given period. Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect how actual yields and costs respond to changes in market rates. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Also, the changes in the contractual interest rates of our assets and liabilities may not occur at the same time as changes in market interest rates. Additionally, certain assets, such as adjustable rate ("ARM") loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the above table. Management also has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of the assets and liabilities, there can be no assurance that the fair values presented would be indicative of the value negotiated in an actual sale.

     While the above table provides an estimate of our interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on our MVPE, as actual results may vary. At December 31, 2001, we were not required by the OTS to hold additional risk-based capital for interest rate risk-purposes.

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

Liquidity and Capital Resources

     Fidelity Federal Bank & Trust is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required liquidity ratio currently is 4.0% of assets. Our liquidity ratio averaged 21.3% during the month of December 2000 and 14.12% during the month of December 2001. Liquidity ratios averaged 21.62%, 20.0% and 18.51% for the years ended December 31, 1999, 2000 and 2001, respectively. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and loan to fund commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

     Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the Federal Home Loan Bank of Atlanta amounted to $19.1 million, $56.4 million and $43.3 million at December 31, 1999, 2000 and 2001, respectively. Other assets qualifying for liquidity purposes at December 31, 1999, 2000 and 2001, totaled $286.0 million, $265.6 million and $208.9 million, respectively. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements.

     A major portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Atlanta.

     Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta which provide an additional source of funds. At December 31, 2001, we had $290.3 million in advances from the Federal Home Loan Bank of Atlanta. We borrow from the Federal Home Loan Bank of Atlanta in order to reduce interest rate risk, and for liquidity purposes.

     At December 31, 2001, we had outstanding loan commitments of $104.6 million to originate and/or purchase mortgage loans. This amount does not include the unfunded portion of loans in process. At December 31, 2001, certificates of deposit scheduled to mature in less than one year, totaled $709.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with Fidelity Federal Bank & Trust, although there can be no assurance that this will be the case or that the cost of such deposits could be significantly higher.

Impact of Inflation and Changing Prices

     The consolidated financial statements of Fidelity Bankshares, Inc. and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of Fidelity Federal Bank & Trust's operations. Unlike most industrial companies, nearly all the assets and liabilities of Fidelity Federal Bank & Trust are monetary. As a result, interest rates have a greater impact on Fidelity Federal Bank & Trust's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as changes in the price of goods and services.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 (as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities on its balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time they adopt SFAS No. 133. In June of 1999, FASB issued SFAS No. 137 "Deferral of the Effective Date of FASB Statement No. 133," which makes SFAS 133 effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and, accordingly, applies to Fidelity Bankshares, Inc. beginning on January 1, 2001. Management has determined that Fidelity Bankshares, Inc. or its subsidiaries is not a party to any transactions involving derivatives as defined by SFAS No. 133.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered, or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this standard did not have to have a material effect on Fidelity Bankshares, Inc.'s consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations." The statement makes significant changes tot he accounting for business combinations, principally by the elimination of the pooling-of-interests method of accounting for business combinations. This statement, which is effective for business combinations completed after June 30, 2001, also clarifies the criteria for recognition of intangible assets separately from goodwill. We have had no business combinations subsequent to the effective date of this promulgation, but would comply with the provision of SFAS No. 141 in the event of future acquisitions. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets with indefinite lives and initiates an annual review for impairment of theses assets. As this promulgation relates to us, it is effective for fiscal years beginning after December 15, 2001. As to the effects of adoption on our statements, we could determine no impairment in the carrying value of goodwill arising from previous acquisitions in the amount of $2,175,000. Amortization of goodwill included in our income statements for the years ended December 31, 2001 and 2000, respectively, was $245,000 and $255,000.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lessee obligations. The statement requires these obligations be recorded at fair value as of the date of retirement and is effective for fiscal years beginning after June 15, 2002. We do not believe that the adopting of this accounting principle will have a significant effect on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for long-lived assets to be disposed of by sale, and requires that long-lived assets to be abandoned, exchanged for similar productive assets, or distributed to owners in a spinoff, be considered held and used until disposed of. The statement is effective for fiscal years beginning after December 15, 2001. We do not believe the adoption of this accounting principle will have a significant effect on our financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE ANALYSIS OF MARKET RISK
--------------------------------------------------------------

     For information regarding market risk see Item 7- "Management's Discussion and Analysis of Financial Conditions and Results of Operation".

ITEM 8. FINANCIAL STATEMENTS
----------------------------

     The financial statements identified in Item 14(a)(1) hereof are included as
Exhibit 99.1 and are incorporated hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2001.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
-------------------------------------------------

Directors

     The Board of Directors of Fidelity Bankshares, Inc. is divided into three classes and is elected by stockholders of Fidelity Bankshares, Inc. for staggered three-year terms, or until their successors are elected and qualified. The following table sets forth certain information regarding the composition of the Board of Directors as of December 31, 2001, including their terms of office:

                                     Position Held at                               Current Term
       Name                Age   Fidelity Bankshares, Inc.   Director Since /(1)/     to Expire
------------------         ---   -------------------------   --------------------   ------------

Vince A. Elhilow           62          President and
                                  Chief Executive Officer          1984                 2003
Joseph B. Shearouse, Jr.   78       Chairman of the Board          1961                 2002
Keith D. Beaty             51            Director                  1992                 2002
Paul C.  Bremer            58            Director                  2000                 2004
F. Ted Brown, Jr.          72            Director                  1990                 2004
Donald E. Warren, M.D.     74            Director                  1979                 2003
Karl H. Watson             60            Director                  1999                 2004

----------
/(1)/ Reflects initial appointment to Fidelity Bankshares, Inc.'s predecessor,
      Fidelity Federal Savings Bank of Florida.

     The principal occupations of each director and executive officer of Fidelity Bankshares, Inc. during at least the past five years is set forth below.

     Vince A. Elhilow has been President of Fidelity Federal Bank & Trust since 1987 and Chief Executive Officer of Fidelity Federal Bank & Trust since 1992. Prior to his appointment as President of Fidelity Federal Bank & Trust, Mr. Elhilow was manager of the Loan Department from 1973 to 1992 and

Executive Vice President and Chief Operating Officer from 1981 to 1987. Mr. Elhilow joined Fidelity Federal Bank & Trust in January 1963 and has been a Director since 1984.

     Joseph B. Shearouse, Jr. is Chairman of the Board of Directors. Mr. Shearouse joined Fidelity Federal Bank & Trust in 1954 and has held various positions in Fidelity Federal Bank & Trust. Mr. Shearouse became Chairman of the Board of Fidelity Federal Bank & Trust in 1987 and was President of Fidelity Federal Bank & Trust from 1974 to 1987. Mr. Shearouse has been a director of Fidelity Federal Bank & Trust since 1961. Mr. Shearouse retired as an active officer of Fidelity Federal Bank & Trust on January 31, 1995, but has continued as Chairman of the Board. Mr. Shearouse will retire as a director of Fidelity Bankshares, Inc. effective at the Annual Meeting of Shareholders in May 2002.

     Keith D. Beaty is the Chief Executive Officer of Implant Innovations, Inc. a distributor of dental implants, located in Palm Beach Gardens. Mr. Beaty has been a director of Fidelity Federal Bank & Trust since 1992.

     Paul C. Bremer is a retired certified public accountant. From 1979 until his retirement in 2000, Mr. Bremer was a partner with the accounting firm of Ernst & Young LLP. Mr. Bremer was appointed to the Board of Directors in August 2000.

     F. Ted Brown, Jr. is the President of Ted Brown Real Estate, Inc., located in North Palm Beach. Mr. Brown has been a director of Fidelity Federal Bank & Trust since 1990.

     Donald E. Warren, M.D. is a retired physician who practiced in West Palm Beach for over 36 years. He was associated with Intracoastal Health Systems until his retirement in November 1996. Dr. Warren has been a director of Fidelity Federal Bank & Trust since 1979.

     Karl H. Watson is President of the Quarries, Cement and Construction Division, Rinker Materials, a concrete and building materials company based in West Palm Beach. Mr. Watson has been with Rinker Materials for over 35 years. Mr. Watson was appointed to the Board of Directors on January 19, 1999.

     Richard D. Aldred has served as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Aldred has been employed by Fidelity Federal Bank & Trust for 16 years.

     Joseph C. Bova has served as Executive Vice President and Lending Operations Manager. Mr. Bova has been employed by Fidelity Federal Bank & Trust for 30 years.

     Robert L. Fugate has served as Executive Vice President and Banking Operations Manager. Mr. Fugate has been employed by Fidelity Federal Bank & Trust for 28 years.

     Christopher H. Cook became Executive Vice President and Corporate Counsel in 1996. Prior to that time, Mr. Cook was a partner with the law firm of Brackett, Cook, Sned, Welch, D'Angio, Tucker & Farach, P.A.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information required by Item 11 is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
--------------------------------------------------------

     Information required by Item 12 is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN TRANSACTIONS
-----------------------------

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K
----------------------------------------------------

          The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(1) Financial Statements
            --------------------

          .    Independent Auditors' Report
          .    Consolidated Statements of Financial Position,
                    December 31, 2000 and 2001
          .    Consolidated Statements of Operations,
                    Years Ended December 31, 1999, 2000 and 2001
          .    Consolidated Statements of Comprehensive Operations,
                    Years Ended December 31, 1999, 2000 and 2001
          .    Consolidated Statements of Changes in Stockholders' equity,
                    Years Ended December 31, 1999, 2000 and 2001
          .    Consolidated Statements of Cash Flows,
                    Years Ended December 31, 1999, 2000 and 2001
          .    Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules
            -----------------------------

          No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3) Exhibits
            --------

          3.1  Certificate of Incorporation of Fidelity Bankshares, Inc.***

          3.2  Bylaws of Fidelity Bankshares, Inc.***

          4.1 Form of Indenture with respect to Fidelity Bankshares, Inc.'s 8.375% Junior Subordinated Deferrable Interest*

          10.1 Employment Agreement with Vince A. Elhilow**

          10.2 Severance Agreement with Richard D. Aldred**

          10.3 Severance Agreement with Robert Fugate**

          10.4 Severance Agreement with Joseph Bova**

          10.5 Severance Agreement with Christopher H. Cook

          10.6 1994 Stock Option Plan for Outside Directors**

          10.7 1994 Incentive Stock Option Plan**

          10.8 Recognition and Retention Plan for Employees**

          10.9 Recognition Plan for Outside Directors**

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

     *** Filed as exhibits to the Company's Registration Statement on Form S-1 with the Securities and Exchange Commission. (Registration No. 333-53216).

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

                                      FIDELITY BANKSHARES, INC.


Date: March 18, 2002                  By:  /s/ Vince A. Elhilow
                                           -------------------------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Vince A. Elhilow                                By: /s/ Richard D. Aldred
     ------------------------------------------------        --------------------------------------------------------
     Vince A. Elhilow, President and Chief                   Richard  D.  Aldred,   Executive  Vice  President, Chief
     Executive Officer                                       Financial Officer and Treasurer
     (Principal Executive Officer)                           (Principal Financial and Accounting Officer)

Date: March 18, 2002                                     Date: March 18, 2002


By:  /s/ Joseph B. Shearouse, Jr.                        By: /s/ Keith D. Beaty
     ------------------------------------------------        --------------------------------------------------------
     Joseph B. Shearouse, Jr., Chairman of the Board         Keith D. Beaty, Director

Date: March 18, 2002                                     Date: March 18, 2002


By:  /s/ Paul C. Bremer                                  By: /s/ F. Ted Brown, Jr.
     ------------------------------------------------        --------------------------------------------------------
     Paul C. Bremer, Director                                F. Ted Brown, Jr., Director

Date: March 18, 2002                                     Date: March 18, 2002


By:  /s/ Donald E. Warren                                By: /s/ Karl H. Watson
     ------------------------------------------------        --------------------------------------------------------
     Donald E. Warren, M.D., Director                        Karl H. Watson, Director

Date: March 18, 2002                                     Date: March 18, 2002