Form 10-Q
period 2002-03-31
FIDELITY BANKSHARES INC
filed 2002-05-13
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                          --------------------------

                                    FORM 10-Q
(Mark One)


[X]QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934 For the quarterly period ended March 31, 2002 OR

[ ]TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
   EXCHANGE ACT OF 1934


     For the transition period from ___________________to___________________
                     Securities Exchange Act Number 0-29040

                            FIDELITY BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             65-0717085
-----------------------------                      ----------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification Number)

                205 Datura Street, West Palm Beach, Florida 33401
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:     (561) 659-9900

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 15,792,206 shares of the Registrant's common stock par value $ .10 per share outstanding as of May 1, 2002.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements...................................................1

        Consolidated Statements of Financial Condition as of December 31, 2001
           and March 31, 2002..................................................2

        Consolidated  Statements of Operations for the three months ended
           March 31, 2001 and 2002.............................................3

        Consolidated Statements of Comprehensive Operations for the three months ended March 31, 2001 and 2002.......................................4

        Consolidated Statements of Cash Flows for the three months ended
           March 31, 2001 and 2002.............................................5

        Notes to Unaudited Consolidated Financial Statements...................6

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
         of Operations........................................................12

PART II. OTHER INFORMATION....................................................20

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                                Unaudited
                                                                                          December 31,           March 31,
                                                                                              2001                  2002
                                                                                         =============== =====================
ASSETS (In Thousands, except share data) CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................           $    52,944          $    53,119
     Interest-bearing deposits................................................                43,347              195,283
                                                                                         -----------          -----------
         Total cash and cash equivalents......................................                96,291              248,402
                                                                                         -----------          -----------
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                94,522               94,746
     Mortgage-backed securities...............................................               201,533              175,075
     Corporate debt securities................................................                36,138               36,506
                                                                                         -----------          -----------
         Total assets available for sale......................................               332,193              306,327
LOANS RECEIVABLE, Net.........................................................             1,583,425            1,667,220
OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                59,235               60,256
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                14,577               15,763
REAL ESTATE OWNED, Net........................................................                   219                   73
ACCRUED INTEREST RECEIVABLE...................................................                10,745               10,400
DEFERRED INCOME TAX ASSET.....................................................                 5,253                5,256
OTHER ASSETS                                                                                  34,997               35,174
                                                                                         -----------          -----------
TOTAL ASSETS                                                                             $ 2,136,935          $ 2,348,871
                                                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................           $ 1,559,436          $ 1,738,560
OTHER BORROWED FUNDS..........................................................                36,326               37,814
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................               290,266              312,337
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                 3,207                8,817
DRAFTS PAYABLE................................................................                12,136                7,043
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES...........................................                28,750               28,750
OTHER LIABILITIES.............................................................                29,202               35,591
                                                                                         -----------          -----------
     TOTAL LIABILITIES........................................................             1,959,323            2,168,912
                                                                                         -----------          -----------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                     -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     15,781,244 at December 31, 2001 and 15,790,056 shares outstanding at March                1,578                1,579
31, 2002
ADDITIONAL PAID IN CAPITAL....................................................               117,889              117,985
RETAINED EARNINGS - substantially restricted..................................                66,839               69,317
TREASURY STOCK - at cost, 338,332 shares at December 31, 2001 and
     330,794 shares at March 31, 2002.........................................                (1,721)              (1,705)
COMMON STOCK PURCHASED BY EMPLOYEE STOCK OWNERSHIP PLAN.......................                (4,969)              (4,870)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                (2,004)              (2,347)
                                                                                         -----------          -----------
     TOTAL STOCKHOLDERS' EQUITY...............................................               177,612              179,959
                                                                                         -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................           $ 2,136,935          $ 2,348,871

                                                                                         ===========          ===========

See Notes to Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                Unaudited
                                                                                                  For the
                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                          2001               2002
                                                                                      ========= ====================
                                                                                    (In Thousands, except share data)
Interest income:
     Loans.............................................................                $   27,417       $   29,586
     Investment securities.............................................                       832              980
     Other investments.................................................                     1,017              768
     Mortgage-backed and corporate debt securities.....................                     5,332            2,343
                                                                                       ----------       ----------
         Total interest income.........................................                    34,598           33,677
                                                                                       ----------       ----------
Interest expense:
     Deposits..........................................................                    17,486           10,474
     Advances from Federal Home Loan Bank and other borrowings.........                     5,292            5,391
                                                                                       ----------       ----------
         Total interest expense........................................                    22,778           15,865
                                                                                       ----------       ----------

Net interest income....................................................                    11,820           17,812

Provision for loan losses..............................................                       580              501
                                                                                       ----------       ----------

Net interest income after provision for loan losses....................                    11,240           17,311
                                                                                       ----------       ----------
Other income:
     Service charges on deposit accounts...............................                     1,172            1,618
     Fees for other banking services...................................                     1,307            1,656
     Net gain on sale of loans, mortgage-backed securities and investments                    241               22
     Miscellaneous.....................................................                       294              250
                                                                                       ----------       ----------
         Total other income............................................                     3,014            3,546
                                                                                       ----------       ----------
Operating expense:
     Employee compensation and benefits................................                     7,060            8,470
     Occupancy and equipment...........................................                     2,442            2,706
     Gain on real estate owned.........................................                       (10)             (14)
     Marketing.........................................................                       460              428
     Federal deposit insurance premium.................................                        69               72
     Miscellaneous.....................................................                     3,312            2,592
                                                                                       ----------       ----------
         Total operating expense.......................................                    13,333           14,254
                                                                                       ----------       ----------

Income before provision for income taxes...............................                       921            6,603
                                                                                       ----------       ----------
Provision for income taxes:
     Current...........................................................                       319            2,378
     Deferred..........................................................                        44              217
                                                                                       ----------       ----------
         Total provision for income taxes..............................                       363            2,595
                                                                                       ----------       ----------

              Net income...............................................                $      558       $    4,008
                                                                                       ==========       ==========

Earnings per share:
     Basic.............................................................                $     0.04       $     0.26
                                                                                       ==========       ==========
     Diluted...........................................................                $     0.03       $     0.26
                                                                                       ==========       ==========

See Notes to Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------


                                                                                               Unaudited
                                                                                                For the
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                           2001            2002
                                                                                  =============== ===================
                                                                                             (In Thousands)


Net Income....................................................................       $       558       $     4,008
Other comprehensive income, net of tax:
     Unrealized gains (losses) on assets available for sale:
         Unrealized holding gains (losses) arising during period..............             1,841              (343)
                                                                                     -----------       ------------

Comprehensive income..........................................................       $     2,399       $     3,665
                                                                                     ===========       ===========

--------------------------------------------------------------------------------

FIDELITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                            Unaudited
                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                      2001              2002
                                                                                   =========      ==============
                                                                                                  (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $    558          $  4,008
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................                 827               888
   ESOP compensation expense...........................................                   -               179
   Accretion of discounts, amortization of premiums and goodwill, and                  (293)             (767)
    other deferred yield items.........................................
   Provision for loan losses...........................................                 580               501
   Provisions for losses and net (gains) losses on sales of
    real estate owned..................................................                  16               (30)

   Net (gain) loss on sale of:
         Loans.........................................................                (240)              (22)
         Mortgage-backed securities....................................                  (1)                -
         Office properties and equipment...............................                  76                 8
Increase in accrued interest receivable................................                 462               345
Decrease (increase) in other assets....................................               1,275              (165)
Increase (decrease) in drafts payable..................................               3,164            (5,093)
Increase in deferred income taxes......................................                  43               855
(Decrease) increase in other liabilities...............................              (4,330)            6,385
                                                                                   ---------         --------
         Net cash provided by operating activities.....................               2,137             7,092
                                                                                   --------          --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................             (54,275)          (73,036)
Principal payments received on mortgage-backed securities..............               7,767            37,460
Purchases of:
   Loans...............................................................              (5,854)          (11,513)
   Mortgage-backed securities..........................................                   -           (11,473)
   Federal Home Loan Bank stock........................................                   -            (1,186)
   Investment securities...............................................             (72,000)          (50,000)
   Office properties and equipment.....................................              (4,033)           (1,947)
Proceeds from sales of:
   Loans...............................................................              34,356             1,326
   Real estate acquired in settlement of loans.........................                   -               219
   Mortgage-backed securities available for sale.......................                  94                 -
Proceeds from maturities of municipal bonds and government and agency                27,115            49,000
securities
Other..................................................................                 269              (631)
                                                                                   --------          ---------
         Net cash used for investing activities........................             (66,561)          (61,781)
                                                                                   --------          ---------

CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of issuance costs..........                  33                33
Cash dividends paid....................................................                (743)           (1,526)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................              43,307           193,295
   Certificates of deposit.............................................              11,555           (14,171)
   Advances from Federal Home Loan Bank................................              (3,527)           22,071
   Other borrowed funds................................................              31,182             1,488
   Advances by borrowers for taxes and insurance.......................               5,057             5,610
                                                                                   --------          --------
         Net cash provided by financing activities.....................              86,864           206,800
                                                                                   --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................              22,440           152,111
CASH AND CASH EQUIVALENTS, Beginning of period.........................             100,309            96,291
                                                                                   --------          --------
CASH AND CASH EQUIVALENTS, End of period...............................            $122,749          $248,402
                                                                                   ========          ========


See Notes to Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       GENERAL

     The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Bank & Trust (the "Bank") conform to accounting principles generally accepted in the United States of America and to predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2001 Annual Report on Form 10-K.

     The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2002 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has adopted this accounting principle beginning January 1, 2001.

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations". The statement makes significant changes to the accounting for business combinations, principally by the elimination of the pooling-of-interests method of accounting for business combinations. This statement, which is effective for business combinations completed after June 30, 2001, also clarifies the criteria for recognition of intangible assets separately from goodwill. The Company has had no business combinations subsequent to the effective date of this promulgation, but would comply with the provisions of SFAS No. 141 in the event of future acquisitions.

     In June 2001, the FASB issued SFAF No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets with indefinite lives and initiates an annual review for impairment of these assets. The Company has adopted this accounting principle beginning January 1, 2002. The Company does not anticipate any impairment in the carrying value of goodwill arising from previous acquisitions. Amortization of goodwill included in the Company's income statement for the quarter ended March 31, 2001 was $63,000.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lessee obligations. The statement requires these obligations be recorded at fair value as of the date of retirement and is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this accounting principle will have a significant effect on it's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale, and requires that long-lived assets to be abandoned, exchanged for similar productive assets, or distributed to owners in a spinoff be considered held and used until disposed. The Company has adopted this standard beginning January 1, 2002. The adoption did not have an effect on the Company's financial statements.

     Certain amounts in the financial statements have been reclassified to conform with the March 31, 2002 presentation.

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

3.       LOANS RECEIVABLE

     Loans receivable at December 31, 2001 and March 31, 2002, consist of the following:

                                                                            December 31,       March 31,
                                                                                2001            2002
                                                                            ============== =================
                                                                                     (In Thousands)

One-to-four single family, residential real estate mortgages.........         $  944,046        $  962,133
Commercial and multi-family real estate mortgages....................            233,157           319,429
Real estate construction-primarily residential.......................            284,495           295,830
Land loans-primarily residential.....................................             25,627            31,677
                                                                              ----------        ----------
Total first mortgage loans...........................................          1,487,325         1,609,069
Consumer loans.......................................................            105,077           113,054
Commercial business loans............................................            188,045           141,765
                                                                              ----------        ----------
Total gross loans....................................................          1,780,447         1,863,888
Less:
     Undisbursed portion of loans in process.........................            192,464           191,604
     Unearned discounts, premiums and deferred loan fees (costs), net             (2,289)           (2,274)
     Allowance for loan losses.......................................              6,847             7,338
                                                                              ----------        ----------

Loans receivable-net.................................................         $1,583,425        $1,667,220

                                                                              ==========        ==========

4.       ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses for the year ended December 31, 2001 and the three months ended March 31, 2001 and 2002, is as follows:

                                                                For the Year              For the Three Months
                                                                    Ended                                   Ended
                                                                 December 31,                     March 31,
                                                                    2001                  2001                 2002
                                                                 ===========          ===========          ===========
                                                                                              (In Thousands)

Balance at beginning of period..............................      $    4,905          $    4,905          $     6,847

Current provision...........................................           2,054                 580                  501
Charge-offs.................................................            (117)                (34)                 (16)
Recoveries..................................................               5                   1                    6
                                                                  -----------         -----------          -----------

Ending balance..............................................      $    6,847         $     5,452          $     7,338
                                                                  ===========         ===========          ===========



     An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                    December 31, 2001             March 31, 2002
                                                                =========================== ============================

                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance       Balance      Allowance
                                                                ------------- ------------- -------------- -------------
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  1,242      $  1,093      $  1,716       $  1,237
Loans without related allowance for loan losses.............        5,680             -         6,654              -
                                                                 --------      --------      --------       --------
                                                                 $  6,922      $  1,093      $  8,370       $  1,237
                                                                 ========      ========      ========       ========

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

5.       REGULATORY CAPITAL

     The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                    To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                        -- ---------- ------------ -------------- ------------- ------------- --------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                        -- ---------- ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)
As of December 31, 2001 Stockholders'
     Equity and ratio to total assets          8.0%     $170,463
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      2,004
Goodwill.............................                     (2,175)
Disallowed servicing assets..........                        (22)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          8.0%     $170,270         1.5%       $  32,064
                                          ========    ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          8.0%     $170,270         3.0%       $  64,129        5.0%       $ 106,881
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         12.0%     $170,270         4.0%       $  56,524        6.0%       $  84,785
                                          ========                    ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                      5,633
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         12.4%     $175,903         8.0%       $ 113,047       10.0%       $ 141,309
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                 $2,136,529
                                                      ==========

Adjusted total assets................                 $2,137,617
                                                      ==========

Risk-weighted assets.................                 $1,413,088
                                                      ==========


As of March 31, 2002 Stockholders'
     Equity and ratio to total assets          7.4%     $174,513
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      2,347
Goodwill.............................                     (2,175)
Disallowed servicing assets..........                        (18)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          7.4%     $174,667         1.5%       $  35,238
                                          ========    ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.4%     $174,667         3.0%       $  70,476        5.0%       $ 117,460
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         11.3%     $174,667         4.0%       $  61,985        6.0%       $  92,977
                                          ========                    ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                      6,053
                                                      ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.7%     $180,720         8.0%       $ 123,970       10.0%       $ 154,962
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                   $2,347,548
                                                        ==========

Adjusted total assets................                   $2,349,203
                                                        ==========

Risk-weighted assets.................                   $1,549,619
                                                        ==========

6.       EARNINGS PER SHARE

     The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP) and stock options for the three months ended March 31, 2001, retroactively adjusted to reflect the 2001 stock offering, are as follows:

                                                                       For the Three Months Ended
                                                                           March 31, 2001
                                                               ---------------------------------------
                                                                  Income          Shares       Per-Share
                                                                 Numerator     Denominator       Amount
                                                               ========================================


Net income.................                                    $    558,000
Basic EPS:
Mortgage loans.............
Income available to
     common stockholders...                                    $    558,000     15,737,549    $    0.04
                                                                                              =========
Effect of diluted shares:
     Common stock options..                                                       152,539
                                                                                  -------
Diluted EPS:
Income available to
     common stockholders...                                    $    558,000     15,890,088    $    0.03
                                                               ============     ==========    =========


     The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's stock options for the three months ended March 31, 2002, are as follows:

                                                                       For the Three Months Ended
                                                                           March 31, 2002
                                                               ---------------------------------------
                                                                  Income          Shares       Per-Share
                                                                 Numerator     Denominator       Amount
                                                               ========================================


Net income.................                                      $4,008,000
Basic EPS:
Mortgage loans.............
Income available to
     common stockholders...                                      $4,008,000     15,286,944    $    0.26
                                                                                              =========
Effect of diluted shares:
     Common stock options..                                                        150,513
                                                                                ----------
Diluted EPS:
Income available to
     common stockholders...                                      $4,008,000     15,437,457    $    0.26
                                                                ===========     ==========    =========

     Pursuant to Statement of Position, 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, ESOP shares that have not been committed to be released are not considered to be outstanding.


7.       OTHER COMPREHENSIVE INCOME (LOSS)

     An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended March 31, 2001 and 2002, is as follows:

                                                                              For the Three                For the Three
                                                                              Months Ended                 Months Ended
                                                                             March 31, 2001               March 31, 2002
                                                                            ------------------            ----------------
                                                                               Unrealized                    Unrealized
                                                                                 Losses                        Losses
                                                                              On Securities                On Securities
                                                                            ================== ========== =================
                                                                                            (In Thousands)

  Beginning Balance.............................................              $  (4,019)                    $ (2,004)
  Current-period change.........................................                  1,841                         (343)
                                                                              ---------                     --------
  Ending balance................................................              $  (2,178)                    $ (2,347)
                                                                              =========                     ========

     An analysis of the related tax effects allocated to Other Comprehensive Loss is as follows:

                                                For the Three Months Ended           For the Three Months Ended
                                                      March 31, 2001                       March 31, 2002
                                              --------------------------------     --------------------------------

                                                            Tax                                  Tax
                                              Before-tax (Expense)  Net-of-Tax     Before-tax (Expense)  Net-of-Tax
                                               Amount     Benefit    Amount         Amount     Benefit    Amount
                                              ========== ========== ========== === ========== ========== ==========

Unrealized gain (loss) on assets available for sale:
 Unrealized holding gains
  (losses) arising during period.........      $ 3,018    $(1,177)   $ 1,841        $  (562)   $   219    $  (343)
                                               =======    ========   =======        ========   =======    ========

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

Recent Developments.

     The Company completed the mutual-to-stock conversion of its mutual holding company parent on May 15, 2001 and the related common stock offering resulted in the Company selling 8,695,943 shares of common stock for $10.00 per share to certain customers of Fidelity Federal Bank & Trust, its benefit plans, including the employee stock ownership plan, and to existing public stockholders of Fidelity Bankshares, Inc. In addition, 7,048,207 shares were issued to the existing stockholders based on an exchange rate of 2.4165 new shares of common stock for each existing share. At the completion of the conversion, the Company had 15,744,150 shares outstanding.

     The conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company's assets, liabilities and equity. All references in the consolidated financial statements and notes thereto to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the exchange rate.

Other Comprehensive Income/Loss.

     Other Comprehensive Loss for the quarter ended March 31, 2002 was $343,000, compared to Other Comprehensive Income of $1.0 million for the quarter ended March 31, 2001. This represents a decrease of $2.2 million. This decrease in Other Comprehensive Income resulted from a decrease in the market value of assets classified as available for sale.

Changes in Financial Condition.

     The Company's assets increased by $211.9 million to $2.3 billion at March 31, 2002 compared to December 31, 2001. Net loans receivable increased by $83.8 million. Cash increased by $151.9 million, but was accompanied by a decline in assets available for sale of $25.9 million. The increase in cash is primarily related to the Company's success in increasing core deposits during the quarter. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $1.0 million, while all other assets increased by $875,000. Funds for the increase in assets were provided primarily as a result of an increase in deposits of $179.1 million, together with increases in other liabilities in the amount of $30.5 million, of which advances from Federal Home Loan Bank were $22.1 million. The Company's equity at March 31, 2002 increased by $2.3 million from December 31, 2001. Accumulated Other Comprehensive Loss increased by $343,000. Also affecting equity was net income for the quarter of $4.0 million, which was partially offset by dividends declared of $1.5 million.

Results of Operations.

     Net income for the quarter ended March 31, 2002 was $4.0 million, representing an increase of $3.5 million compared to $558,000 for the same quarter in 2001. The primary reasons for this increase, which are more fully described below, was a decrease in interest expense on deposits of $7.0 million and an increase in interest income from loans of $2.2 million. Partially offsetting this increase was an increase in the income tax provision to $2.6 million from $363,000 for the quarters ended March 31, 2002 and 2001, receptively.

Interest Income.

     Interest income for the quarter ended March 31, 2002, totaled $33.7 million, representing a decrease of $921,000 or 2.7% compared to the same quarter in 2001. The Bank's interest income from loans increased by $2.2 million, primarily as a result of an increase of 18% in the average balance of loans to $1.6 billion from $1.4 billion for the quarter ended March 31, 2002 and 2001, respectively. Interest income from investment securities also increased to $980,000 for the quarter ended March 31, 2002 from $832,000 for the 2001 quarter. This increase was due to an increase in the average balance of investment securities of $48.9 million, which was slightly offset by a decrease in the average yield of such securities to 3.78% in 2002 from 6.08% in 2001. There was a decline in interest income from mortgage-backed and other securities of $3.0 million principally resulting from a decrease in the average balance of these securities to $220.9 million for the quarter ended March 31, 2002 from $319.5 million for the quarter ended March 31, 2001. Interest income also decreased on other investments by $249,000 due mainly to a decrease in the average yield on these investments to 2.17% from 5.85% for the quarters ended March 31, 2002 and 2001, respectively.

Interest Expense.

     Interest expense for the quarter ended March 31, 2002, totaled $15.9 million, a decrease of $6.9 million or 30.3% from the same quarter in 2001. The principal cause for this decline was a decrease in interest expense on deposits of $7.0 million. The average balance of deposits increased to $1.6 billion for the quarter ended March 31, 2002 compared to $1.5 billion for the quarter ended March 31, 2001, but the cost of those deposits declined to 2.54% compared to 4.62% for the same quarters. The decline in the cost of deposits had two principal causes. The Bank's core deposits as a percentage of total deposits improved from 40.9% at March 31, 2001 to 52.7% at March 31, 2002. In addition, the majority of the Bank's certificates of deposit repriced in a lower rate environment. Interest expense on borrowed funds increased by $99,000 caused primarily by an increase in the average balance of such funds to $375.4 million from $327.3 million. Partially offsetting this increase was a decrease in the average cost to 5.74% for the quarter ended March 31, 2002 from 6.47% for the comparable 2001 quarter.

Net Interest Income.

     While the Company's interest income decreased by $921,000 for the quarter ended March 31, 2002, compared to the same period in 2001, interest expense also decreased by $6.9 million, resulting in net interest income of $17.8 million for the quarter ended March 31, 2002. This represents a $6.0 million or 50.7% increase in net interest income when compared to the same period in 2001.

Provision for Loan Losses.

         Our provision for loan losses decreased by $79,000 to $501,000 for the quarter ended March 31, 2002 from $580,000 for the quarter ended March 31, 2001. The Bank's total allowance for loan losses at March 31, 2002 of $7.3 million is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. The Bank's ratio of non-performing loans to total loans was .36% at March 31, 2002 and 2001, respectively.

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

Other Income.

     Other income for the quarter ended March 31, 2002 was $3.5 million, an increase of $532,000 compared to the quarter ended March 31, 2001. This increase is principally due to increases in service charges on deposit accounts, resulting principally from the improvement in core deposits, of $446,000 and fees for other banking services of $349,000. These increases were partially offset by a decrease of $219,000 in net gain on sale of loans, mortgage-backed securities and investments as well as a decrease in other miscellaneous income of $44,000 for the quarter ended March 31, 2002 to the comparable 2001 quarter. Operating Expense.

     Operating expenses increased by $921,000 to $14.3 million for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. Employee compensation and benefits increased by $1.4 million. This increase, which includes normal salary increases, also reflects an increase in the number of full time equivalent employees from 596 at March 2001 to 635 at March 2002. Occupancy and equipment costs increased by $264,000 due in part to additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase was a slight increase in federal deposit insurance premiums of $3,000. Partially offsetting these increases was a decrease in marketing expense of $32,000 and a decrease in other operating expense of $720,000 for the quarters ended March 31, 2002 and 2001, respectively. Other operating expense for the quarter ended March 31, 2001 included a $1.1 million charge relating to the termination of a data processing service contract.

Income Taxes.

     Provision for income taxes was $2.6 million for the quarter ended March 31, 2002 compared to $363,000 for the quarter ended March 31, 2001. This increase was attributable to an increase in income before provision for income taxes of $5.7 million to $6.6 million in 2002 from $921,000 in 2001. These expenses approximate the rates paid by the Company for Federal and state income taxes applied to the Company's pre-tax income.

Market Risk Analysis.

     As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of March 31, 2002, the Company does not own any trading assets, other than $1,097,000 of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At March 31, 2002, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

     The following table sets forth the Bank's estimated internal calculations of MVPE as of March 31, 2002.

 Changes in Rates                    Market Value of Portfolio Equity
   (Rate Shock)                $  Amount        $ Change         % Change
   ============                ==========     =============    =============
                                          (Dollars in Thousands)

   +200bp                   $  259,677           $ (32,402)         (11.09%)
   +100bp                      272,018             (20,061)          (6.87%)
     -0-                       292,079                   0             0.0%
   -100bp                      289,267              (2,812)          (0.96%)
   -200bp                      281,228             (10,851)          (3.72%)


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


                                                     6 Months     1 Year      3 Years     5 Years
                                                     Through      Through     Through     Through     Over 10
                                        0-6 Months    1 Year      3 Years     5 Years     10 Years      Years
                                        ----------- ------------ ----------- ----------- ----------- -----------

     NOW accounts                           .88%        .88%         .68%        .67%       1.69%     100.00%
     Passbook, club accounts                .00%        .00%         .27%        .77%      10.29%     100.00%
     Money market deposit accounts         1.56%       1.56%        0.00%       0.00%      36.55%     100.00%



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

Liquidity and Capital Resources.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Bank's liquidity ratio averaged 16.81% during the month of March 2002. Liquidity ratios averaged 16.01% for the quarter ended March 31, 2002. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $195.3 million at March 31, 2002. Other assets qualifying for liquidity at March 31, 2002, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $124.3 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

     Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2002, the Bank had $312.3 million in advances from the FHLB. At March 31, 2002, the Bank had commitments outstanding to originate or purchase loans of $186.1 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at March 31, 2002, totaled $692.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

     New Accounting Prononucements - In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces the accounting and reporting standards of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. The statement also requires reclassification of financial assets pledged as collateral in the statement of financial position separately from other assets not so encumbered or disclosure of such assets in footnotes to the financial statements based on certain criteria. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has adopted this accounting principle beginning January 1, 2001.

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations". The statement makes significant changes to the accounting for business combinations, principally by the elimination of the pooling-of-interests method of accounting for business combinations. This statement, which is effective for business combinations completed after June 30, 2001, also clarifies the criteria for recognition of intangible assets separately from goodwill. The Company has had no business combinations subsequent to the effective date of this promulgation, but would comply with the provisions of SFAS No. 141 in the event of future acquisitions.

     In June 2001, the FASB issued SFAF No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets with indefinite lives and initiates an annual review for impairment of these assets. The Company has adopted this accounting principle beginning January 1, 2002. The Company does not anticipate any impairment in the carrying value of goodwill arising from previous acquisitions. Amortization of goodwill included in the Company's income statement for the quarter ended March 31, 2001 was $63,000.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lessee obligations. The statement requires these obligations be recorded at fair value as of the date of retirement and is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this accounting principle will have a significant effect on it's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale, and requires that long-lived assets to be abandoned, exchanged for similar productive assets, or distributed to owners in a spinoff be considered held and used until disposed. The Company has adopted this standard beginning January 1, 2002. The adoption did not have an effect on the Company's financial statements.

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



                                            FIDELITY BANKSHARES, INC.






Date:  May 13, 2002                By:     /S/Vince A. Elhilow
                                           ------------------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer





Date:  May 13, 2002                By:     /S/Richard D. Aldred
                                          ------------------------------
                                          Richard D. Aldred
                                          Executive Vice President
                                          Chief Financial Officer