Form 10-Q
period 2002-06-30
FIDELITY BANKSHARES INC
filed 2002-08-13
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                            --------------------------

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


     For the transition period from ___________________to___________________
                     Securities Exchange Act Number 0-29040

                            FIDELITY BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            65-0717085
-----------------------------                    -------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification Number)

                205 Datura Street, West Palm Beach, Florida 33401
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:     (561) 659-9900

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 15,802,206 shares of the Registrant's common stock par value $ .10 per share outstanding as of August 1, 2002.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

 Item 1.  Financial Statements.................................................1

          Consolidated Statements of Financial Condition as of
              December 31, 2001 and June 30, 2002..............................2

          Consolidated Statements of Operations for the three and the six months ended June 30, 2001 and 2002..............................3

          Consolidated Statements of Comprehensive Operations for the three and the six months ended June 30, 2001 and 2002..................4

          Consolidated Statements of Cash Flows for the six months
              ended June 30, 2001 and 2002.....................................5

          Notes to Unaudited Consolidated Financial Statements.................6

 Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................12

PART II.    OTHER INFORMATION.................................................20

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        December 31,            June 30,
                                                                                           2001                   2002
                                                                                    ==================== =====================
ASSETS (In Thousands, except share data) CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................           $    52,944          $    57,438
     Interest-bearing deposits................................................                43,347              128,341
                                                                                         -----------          -----------
         Total cash and cash equivalents......................................                96,291              185,779
                                                                                         -----------          -----------
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                94,522              105,174
     Mortgage-backed securities...............................................               201,533              155,448
     Corporate debt securities................................................                36,138               35,996
                                                                                         -----------          -----------
         Total assets available for sale......................................               332,193              296,618
LOANS RECEIVABLE, Net.........................................................             1,583,425            1,744,594
OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                59,235               62,322
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                14,577               15,763
REAL ESTATE OWNED, Net........................................................                   219                    -
ACCRUED INTEREST RECEIVABLE...................................................                10,745               10,564
DEFERRED INCOME TAX ASSET.....................................................                 5,253                4,078
OTHER ASSETS                                                                                  34,997               35,882
                                                                                         -----------          -----------
TOTAL ASSETS                                                                             $ 2,136,935          $ 2,355,600
                                                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................           $ 1,559,436          $ 1,745,556
OTHER BORROWED FUNDS..........................................................                36,326               39,854
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................               290,266              308,515
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                 3,207               14,674
DRAFTS PAYABLE................................................................                12,136                4,569
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES...........................................                28,750               28,750
OTHER LIABILITIES.............................................................                29,202               33,357
                                                                                         -----------          -----------
     TOTAL LIABILITIES........................................................             1,959,323            2,175,275
                                                                                         -----------          -----------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                     -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     15,781,244 at December 31, 2001 and 15,802,206 shares outstanding at June                 1,578                1,580
30, 2002
ADDITIONAL PAID IN CAPITAL....................................................               117,889              125,014
RETAINED EARNINGS - substantially restricted..................................                66,839               71,905
TREASURY STOCK - at cost, 338,332 shares at December 31, 2001 and
     526,496 shares at June 30, 2002..........................................                (1,721)              (5,675)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan............................................                (4,969)              (4,783)
     Recognition and retention plan...........................................                     -               (6,866)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                (2,004)                (850)
                                                                                         ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY...............................................               177,612              180,325
                                                                                         -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................           $ 2,136,935          $ 2,355,600
                                                                                         ===========          ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the                         For the
                                                                             Three Months Ended               Six Months Ended
                                                                                  June 30,                        June 30,
                                                                          2001              2002          2001            2002
                                                                     ================= ================ ============== =============
                                                                                            (In Thousands, except share data)
Interest income:
     Loans.......................................................       $   27,937        $   30,266    $  55,354      $ 59,852
     Investment securities.......................................            1,582             1,034        2,414         2,014
     Other investments...........................................              931               807        1,948         1,575
     Mortgage-backed and corporate debt securities...............            4,504             2,196        9,836         4,539
                                                                        ----------        ----------    ---------      --------
         Total interest income...................................           34,954            34,303       69,552        67,980
                                                                        ----------        ----------    ---------      --------
Interest expense:
     Deposits....................................................           16,903            10,333       34,389        20,807
     Advances from Federal Home Loan Bank and other borrowings...            5,169             5,451       10,461        10,842
                                                                        ----------        ----------    ---------      --------
         Total interest expense..................................           22,072            15,784       44,850        31,649
                                                                        ----------        ----------    ---------      --------

Net interest income..............................................           12,882            18,519       24,702        36,331

Provision for loan losses........................................              326               316          906           817
                                                                        ----------        ----------    ---------      --------

Net interest income after provision for loan losses..............           12,556            18,203       23,796        35,514
                                                                        ----------        ----------    ---------      --------
Other income:
     Service charges on deposit accounts.........................            1,217             1,727        2,389         3,345
     Fees for other banking services.............................            1,592             1,953        2,899         3,609
     Net gain on sale of loans, mortgage-backed securities
     and investments.............................................              121                21          362            43
     Miscellaneous...............................................              237               256          531           506
                                                                        ----------        ----------    ---------      --------
         Total other income......................................            3,167             3,957        6,181         7,503
                                                                        ----------        ----------    ---------      --------
Operating expense:
     Employee compensation and benefits..........................            7,942             9,138       15,002        17,608
     Occupancy and equipment.....................................            2,641             2,840        5,083         5,546
     Gain on real estate owned...................................              (46)             (107)         (56)         (121)
     Marketing...................................................              440               461          901           889
     Federal deposit insurance premium...........................               70                69          139           141
     Miscellaneous...............................................            2,518             3,003        5,829         5,595
                                                                        ----------        ----------    ---------      --------
         Total operating expense.................................           13,565            15,404       26,898        29,658
                                                                        ----------        ----------    ---------      --------

Income before provision for income taxes.........................            2,158             6,756        3,079        13,359
                                                                        ----------        ----------    ---------      --------
Provision for income taxes:
     Current.....................................................              772             2,434        1,091         4,812
     Deferred....................................................               85               221          129           438
                                                                        ----------        ----------    ---------      --------
         Total provision for income taxes........................              857             2,655        1,220         5,250
                                                                        ----------        ----------    ---------      --------

              Net income.........................................       $    1,301        $    4,101    $   1,859      $  8,109
                                                                        ==========        ==========    =========      ========

Earnings per share:
     Basic.......................................................       $     0.09        $     0.27    $    0.12      $   0.53
                                                                        ==========        ==========    =========      ========
     Diluted.....................................................       $     0.08        $     0.27    $    0.12      $   0.53
                                                                        ==========        ==========    =========      ========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------


                                                                          For the                          For the
                                                                      Three Months Ended              Six Months Ended
                                                                         June 30,                          June 30,
                                                                    2001             2002             2001             2002
                                                               =============    ============      ===========    ============
                                                                      (In Thousands)                     (In Thousands)


Net Income....................................................  $  1,301       $     4,101        $    1,859       $     8,109
Other comprehensive income, net of tax:
     Unrealized gains on assets available for sale:
         Unrealized holding gains arising during period.......       368             1,497             2,209             1,154
                                                                --------       -----------        ----------       -----------

Comprehensive income..........................................  $  1,669       $     5,598        $    4,068       $     9,263
                                                                ========       ===========        ==========       ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                      2001            2002
                                                                                  ===========    ===============
                                                                                                  (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $  1,859          $  8,109
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................               1,690             1,790
   Share based compensation expense....................................                  72               553
   Accretion of discounts, amortization of premiums and goodwill, and                  (737)           (1,400)
    other deferred yield items.........................................
   Provision for loan losses...........................................                 906               817
   Provisions for losses and net (gains) losses on sales of real estate                 (40)             (123)
owned
   Net (gain) loss on sale of:
         Loans.........................................................                (261)              (43)
         Mortgage-backed securities....................................                  (1)                -
         Office properties and equipment...............................                  91                (1)
         Other assets..................................................                 (99)                -
(Increase) decrease in accrued interest receivable.....................              (1,018)              181
(Increase) decrease in other assets....................................               1,854              (813)
Increase (decrease) in drafts payable..................................               4,298            (7,567)
Increase in deferred income taxes......................................                 129               438
Increase in other liabilities..........................................               3,321             4,170
                                                                                   --------          --------
         Net cash provided by operating activities.....................              12,064             6,111
                                                                                   --------          --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................            (108,605)         (142,494)
Principal payments received on mortgage-backed securities..............              24,726            58,992
Purchases of:
   Loans...............................................................             (13,011)          (21,254)
   Mortgage-backed securities..........................................                   -           (11,473)
   Federal Home Loan Bank stock........................................                   -            (1,186)
   Investment securities...............................................            (101,995)          (90,000)
   Office properties and equipment.....................................              (6,607)           (5,032)
Proceeds from sales of:
   Loans...............................................................              35,457             3,325
   Federal Home Loan Bank stock........................................                 676                 -
   Real estate acquired in settlement of loans.........................                 200               991
   Mortgage-backed securities available for sale.......................                  94                 -
   Other assets........................................................                 100                 -
Proceeds from maturities of municipal bonds and government and agency                32,655            79,445
securities
Other..................................................................              (1,816)             (366)
                                                                                   ---------         ---------
         Net cash used for investing activities........................            (138,126)         (129,052)
                                                                                   --------          ---------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of stock options,                79,580                79
net of issuance costs..................................................
Purchase of treasury stock.............................................                                (3,958)
Cash dividends paid....................................................              (2,268)           (3,056)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................              45,830           231,963
   Certificates of deposit.............................................             (27,828)          (45,843)
   Advances from Federal Home Loan Bank................................             (15,451)           18,249
   Other borrowed funds................................................              31,221             3,528
   Advances by borrowers for taxes and insurance.......................               9,969            11,467
                                                                                   --------          --------
         Net cash provided by financing activities.....................             121,053           212,429
                                                                                   --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................              (5,009)           89,488
CASH AND CASH EQUIVALENTS, Beginning of period.........................             100,309            96,291
                                                                                   --------          --------
CASH AND CASH EQUIVALENTS, End of period...............................            $ 95,300          $185,779
                                                                                   ========          ========


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

     The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2002 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

     In June 2001, the FASB issued SFAF No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets with indefinite lives and initiates an annual review for impairment of these assets. The Company has adopted this accounting principle beginning January 1, 2002 and did not identify any impairment in the carrying value of goodwill arising from previous acquisitions. Amortization of goodwill included in the Company's income statement for the quarter and six months ended June 30 2001 was $63,000 and $125,000, respectively.

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

     Certain amounts in the financial statements have been reclassified to conform with the June 30, 2002 presentation.

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

3.   LOANS RECEIVABLE

     Loans receivable at December 31, 2001 and June 30, 2002, consist of the following:

                                                                            December 31,          June 30,
                                                                                2001               2002
                                                                            ============== =================
                                                                                       (In Thousands)

One-to-four single family, residential real estate mortgages.........         $  944,046        $  997,630
Commercial and multi-family real estate mortgages....................            233,157           370,523
Real estate construction-primarily residential.......................            284,495           309,186
Land loans-primarily residential.....................................             25,627            28,656
                                                                              ----------        ----------
Total first mortgage loans...........................................          1,487,325         1,705,995
Consumer loans.......................................................            105,077           123,585
Commercial business loans............................................            188,045           140,917
                                                                              ----------        ----------
Total gross loans....................................................          1,780,447         1,970,497
Less:
     Undisbursed portion of loans in process.........................            192,464           220,444
     Unearned discounts, premiums and deferred loan fees (costs), net             (2,289)           (1,982)
     Allowance for loan losses.......................................              6,847             7,441
                                                                              ----------        ----------

Loans receivable-net.................................................         $1,583,425        $1,744,594
                                                                              ==========        ==========

4.   ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses for the year ended December 31, 2001 and the three and six months ended June 30, 2001 and 2002, is as follows:

                                               For the Year            For the Three Months                For  the  Six Months
                                                   Ended                      Ended                               Ended
                                               December 31,                  June 30,                            June 30,
                                                    2001                2002          2001                  2002           2001
                                               ===============       ===========   ============          ==========     ==========
                                                (In Thousands)            (In Thousands)                      (In Thousands)

Balance at beginning of period............        $ 4,905            $ 5,452          $ 7,338             $  4,905      $ 6,847
Current provision.........................          2,054                316              326
Charge-offs...............................           (117)               (49)            (223)                 (83)        (239)
Recoveries................................              5                  3               10                    4           16
                                                  --------            -------        ---------            ----------    --------

Ending balance............................        $ 6,847             $5,732          $ 7,441             $  5,732      $ 7,441
                                                  =======             =======        =========            ==========    ========


     An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:


                                                                    December 31, 2001              June 30, 2002
                                                                =========================== ============================

                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance       Balance      Allowance
                                                                ------------- ------------- -------------- -------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  1,242      $  1,093      $  1,257       $    847
Loans without related allowance for loan losses.............        5,680             -         6,750              -
                                                                 --------      --------      --------       --------
         Total..............................................     $  6,922      $  1,093      $  8,007       $    847
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

5.   REGULATORY CAPITAL

     The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                        ------------- ------------ -------------- ------------- ------------- --------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                        ------------- ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)

As of December 31, 2001 Stockholders'
     Equity and ratio to total assets          8.0%     $170,463
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      2,004
Goodwill.............................                     (2,175)
Disallowed servicing assets..........                        (22)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          8.0%     $170,270         1.5%       $  32,064
                                          ========    ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          8.0%     $170,270         3.0%       $  64,129        5.0%       $ 106,881
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         12.0%     $170,270         4.0%       $  56,524        6.0%       $  84,785
                                          ========                    ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                      5,633
                                                      ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         12.4%     $175,903         8.0%       $ 113,047       10.0%       $ 141,309
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                 $2,136,529
                                                      ==========

Adjusted total assets................                 $2,137,617
                                                      ==========

Risk-weighted assets.................                 $1,413,088
                                                      ==========


As of June 30, 2002 Stockholders'
     Equity and ratio to total assets          7.6%     $180,622
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                        850
Goodwill.............................                     (2,174)
Disallowed servicing assets..........                        (15)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          7.6%     $179,283         1.5%       $  35,262
                                          ========    ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.6%     $179,283         3.0%       $  70,524        5.0%       $ 117,539
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         11.2%     $179,283         4.0%       $  64,285        6.0%       $  96,427
                                          ========                    ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                      6,530
                                                      ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.6%     $185,813         8.0%       $ 128,570       10.0%       $ 160,712
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                 $2,349,992
                                                      ==========

Adjusted total assets................                 $2,350,788
                                                      ==========

Risk-weighted assets.................                 $1,607,119
                                                     ==========

6.   EARNINGS PER SHARE

     The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP) and stock options for the three months ended June 30, 2001 and 2002, are as follows:


                                                For the Three Months                  For the Three Months
                                                 Ended June30, 2001                        Ended June
                                                                                            30, 2002
                                         ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                                                (In Thousands, except per share data)

Net income.................            $1,301,000                             $4,101,000

Basic EPS:
Mortgage loans.............
Income available to
     common stockholders...            $1,301,000   15,226,659    $ 0.09      $4,101,000    15,254,992     $ 0.27
                                                                  ======                                 ========
Effect of diluted shares:
     Common stock options..                            150,664                                 146,464
                                                    ----------                              -----------
Diluted EPS:
Income available to
     common stockholders...            $1,301,000   15,377,323    $ 0.08      $4,101,000    15,401,046     $ 0.27
                                       ==========   ==========    ======      ==========    ==========   ========


     The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's stock options for the six months ended June 30, 2001 and 2002, are as follows:


                                                 For the Six Months                    For the Six Months
                                                     Ended June                              Ended
                                                      30, 2001                           June 30, 2002
                                         ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                                              (In Thousands, except per share data)

Net income.................            $1,859,000                             $8,109,000

Basic EPS:
Mortgage loans.............
Income available to
     common stockholders...            $1,859,000   15,221,114    $ 0.12      $8,109,000   15,270,880     $  0.53
                                                                  ======                                  =======
Effect of diluted shares:
     Common stock options..                            144,911                                144,022
                                                    ----------                             ----------
Diluted EPS:
Income available to
     common stockholders...            $1,859,000   15,366,025    $ 0.08      $8,109,000   15,414,902     $  0.53
                                       ==========   ==========    ======      ==========   ==========     =======


     Pursuant to Statement of Position, 93-6, entitled "Employers' Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, ESOP shares that have not been committed to be released are not considered to be outstanding.

7.   OTHER COMPREHENSIVE INCOME (LOSS)

     An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended June 30, 2001 and 2002, is as follows:


                                                       For the Three Months Ended                For the Six Months Ended
                                                                June 30,                                 June 30,
                                                         2002             2001                      2002             2001
                                                       ---------------------------              ---------------------------
                                                               Unrealized                               Unrealized
                                                                 Losses                                   Losses
                                                               On Securities                           On Securities
                                                      ============================              ============================
                                                                                  (In Thousands)

  Beginning Balance...............                     $   (2,178)      $   (2,347)               $   (4,019)   $   (2,004)
  Current-period change...........                            368            1,497                      2,209        1,154
                                                       -----------      ------------              -----------    ----------
  Ending balance..................                     $   (1,810)      $     (850)               $    (1,810)  $     (850)
                                                       ==========       ==========                 ==========    ==========



     An analysis of the related tax effects allocated to Other Comprehensive Loss is as follows:


                                                  For the Three Months Ended              For the Three Months Ended
                                                         June 30, 2001                          June 30, 2002
                                              ------------------------------------    -----------------------------------
                                                              Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ ===========    =========== =========== ===========
                                                                            (In Thousands)
Unrealized gain on assets available for sale:
 Unrealized holding gains
     arising during period...................   $    604   $  (236)    $   368        $ 2,454     $  (957)     $ 1,497
                                                ========   ========    =======        =======     ========     =======



                                                  For the Six Months Ended                For the Six Months Ended
                                                         June 30, 2001                          June 30, 2002
                                              ------------------------------------    -----------------------------------
                                                              Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ ===========    =========== =========== ===========
                                                                            (In Thousands)
Unrealized gain on assets available for sale:
 Unrealized holding gains
     arising during period....................     $ 3,624     $(1,414)    $ 2,210        $ 1,892     $  (738)    $ 1,154
Reclassification adjustments
     for gains realized in net                           2          (1)          1              -           -           -
                                                  --------    ---------   --------       --------    --------    --------
     income

Other comprehensive income....................     $ 3,622     $(1,413)    $ 2,209        $ 1,892     $  (738)    $ 1,154
                                                   =======    =========   ========       ========    =========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

     Fidelity Bankshares, Inc. (the "Company") is the parent company of Fidelity Federal Bank & Trust ("Fidelity Federal" or the "Bank"). The Company conducts no business other than holding the common stock of the Bank. Consequently, the Company's net income is primarily derived from the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market interest rates tends to be highly cyclical.

     The Company completed the mutual-to-stock conversion of its mutual holding company parent on May 15, 2001 and the related common stock offering resulted in the Company selling 8,695,943 shares of common stock for $10.00 per share to certain customers of Fidelity Federal Bank & Trust, its benefit plans, including the employee stock ownership plan, and to existing public stockholders of Fidelity Bankshares, Inc., which net of expenses raised $79.6 million in cash for the Company. In addition, 7,048,207 shares were issued to the existing stockholders based on an exchange rate of 2.4165 new shares of common stock for each existing share. At the completion of the conversion, the Company had 15,744,150 shares outstanding. At June 30, 2002 there were 15,802,206 shares of common stock outstanding.

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

Other Comprehensive Income/Loss.

     The Company's only component of Other Comprehensive Income for the quarter and six months ended June 30, 2002 and 2001 is the change in the unrealized gain or loss on assets available for sale.

     Other comprehensive income for the six months ended June 30, 2002 was $1.2 million compared to $2.2 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, the market value of the Company's assets available for sale increased by $1.9 million, which net of income tax of $738,000 resulted in other comprehensive income of $1.2 million. During the six months ended June 30, 2001, the value of the Company's assets available for sale increased by $3.6 million which net of $1.4 million in income tax resulted in other comprehensive income of $2.2 million.

     Other comprehensive income for the quarter ended June 30, 2002 was $1.5 million compared to $368,000 for the quarter ended June 30, 2001, representing an increase of $1.1 million. During the quarter ended June 30, 2002, the market value of the Company's assets available for sale increased by $2.5 million, which net of income tax of $957,000 resulted in Other Comprehensive Income of $1.5 million. During the quarter ended June 30, 2001, the value of the Company's assets available for sale increased by $604,000 which net of $236,000 in income tax resulted in other comprehensive income of $368,000.

Changes in Financial Condition.

     The Company's assets increased by $218.7 million to $2.4 billion at June 30, 2002 from $2.1 billion at December 31, 2001. Net loans receivable increased by $161.2 million, while cash and assets available for sale increased by $53.9 million. In addition, the Bank increased its investment in office properties and equipment, primarily for new office sites, by $3.1 million, while all other assets increased by $496,000. Funds for the increase in assets were provided primarily as a result of an increase in deposits of $186.1 million, together with increases in other liabilities in the amount of $29.8 million, of which advances from Federal Home Loan Bank were $18.2 million. The Company's equity at June 30, 2002 increased by $2.7 million from December 31, 2001. Equity increased as a result of net income for the six months of $8.1 million and other comprehensive income of $1.2 million. Partially offsetting these increases in equity were dividends declared of $3.1 million and the purchase of 195,500 shares of the Company's common stock for $4.0 million during the six months.

Results of Operations.

     Net income for the six months ended June 30, 2002 was $8.1 million, representing an increase of $6.3 million compared to $1.9 million for the same period in 2001. The primary reasons for this increase, which are more fully described below, were an increase in net interest income of $11.6 million along with an increase in other income of $1.3 million. The increase in net interest income was caused by a decrease in interest expense on deposits of $13.6 million, along with a decrease in interest income of $1.6 million. These increases were partially offset by an increase in operating expenses of $2.8 million and an increase in the income tax provision of $4.0 million.

     Net income for the quarter ended June 30, 2002 was $4.1 million, a $2.8 million increase compared to $1.3 million for the same 2001 quarter. The principal causes for this increase, which are more fully described below, were an increase in net interest income of $5.6 million along with an increase in other income of $790,000. The increase in net interest income consisted of a decrease in interest expense of $6.3 million along with a decrease in interest income of $651,000. These increases were partially offset by an increase in operating expenses of $1.8 million and an increase in the provision for income taxes of $1.8 million for the quarter ended June 30, 2002 compared to June 30, 2001.

Interest Income.

     Interest income for the six months ended June 30, 2002 was $68.0 million, a decrease of $1.6 million or 2.3% compared to the six months ended June 30, 2001. The primary reason for this decrease was a decrease in interest income from mortgage-backed and corporate debt securities of $5.3 million. This decline was due to a decrease in the average balance of theses securities to $216.4 million from $320.0 million as well as a decrease in the average yield to 4.20% compared to 6.15 % for the six months ended June 30, 2002 and 2001, respectively. Interest income from investment securities also decreased by .$400,000 as a result of a decrease in the average yield to 3.60% from 6.27% for the six months ended June 30, 2002 and 2001, respectively. Partially offsetting these decreases was an increase in interest income from loans to $59.9 million for the six months ended June 30, 2002 from $55.4 million for the same period in 2001.

     Interest income for the quarter ended June 30, 2002, totaled $34.3 million, representing a decrease of $651,000 or 1.9% compared to the same quarter in 2001. The Bank's interest income from loans increased by $2.3 million, primarily as a result of an increase of 20.1% in the average balance of loans to $1.7 billion from $1.4 billion for the quarter ended June 30, 2002 and 2001, respectively. Interest income from mortgage-backed and corporate debt securities decreased to $2.2 million for the quarter ended June 30, 2002 from $4.5 million for the 2001 quarter. This decrease was due to a decrease in the average balance of such securities of $108.6 million, as well as a decrease in the average yield of these securities to 4.27% in 2002 from 5.73% in 2001. There was a decline in interest income from investment securities of $548,000 principally resulting from a decrease in the average yield of these securities to 3.39% for the quarter ended June 30, 2002 from 6.23% for the quarter ended June 30, 2001. Interest income also decreased on other investments by $124,000 due mainly to a decrease in the average yield on these investments to 2.45% from 6.20% for the quarters ended June 30, 2002 and 2001, respectively.

Interest Expense.

     Interest expense for the six months ended June 30, 2002 was $31.6 million, a decrease of $13.2 million or 29.4% from the comparable 2001 period. The principal cause for this decrease was a decrease in interest expense on deposits of $13.6 million caused primarily by a decrease in the average cost of deposits to 2.42% in 2002 from 4.50% in 2001 due to a lower rate environment. The average balance of deposits increased to $1.7 billion for the six months ended June 30, 2002 compared to $1.5 billion for the six months ended June 30, 2001. The Bank's interest expense on borrowed funds increased by $381,000 as a result of an increase in the average balance of these funds to $376.5 million from $328.8 million. This increase was partially offset by a decrease in the average cost of borrowed funds to 5.76% for the six months ended June 30, 2002 compared to 6.36% for the 2001 period.

     Interest expense for the quarter ended June 30, 2002, totaled $15.8 million, a decrease of $6.3 million or 28.5% from the same quarter in 2001. The principal cause for this decline was a decrease in interest expense on deposits of $6.6 million. The average balance of deposits increased to $1.8 billion for the quarter ended June 30, 2002 compared to $1.6 billion for the quarter ended June 30, 2001, but the cost of those deposits declined to 2.36% compared to 4.36% for the comparative quarters. The decline in the cost of deposits had two principal causes. The Bank's core deposits, which consist of interest-bearing and non interest-bearing transaction accounts, money market accounts and passbook accounts increased as a percentage of total deposits from 42.0% at June 30, 2001 to 53.9% at June 30, 2002. In addition, the majority of the Bank's certificates of deposit repriced in a lower rate environment. Interest expense on borrowed funds increased by $282,000 caused primarily by an increase in the average balance of such funds to $378.0 million from $327.4 million. Partially offsetting this increase was a decrease in the average cost of borrowed funds to 5.77% for the quarter ended June 30, 2002 from 6.32% for the comparable 2001 quarter.

Net Interest Income.

     While the Company's interest income decreased by $1.6 million for the six months ended June 30, 2002, compared to the same period in 2001, interest expense decreased by $13.2 million, resulting in net interest income of $36.3 million for the six months ended June 30, 2002. This represents a $11.6 million or 47.1% increase in net interest income when compared to the same period in 2001.

     During the quarter ended June 30, 2002, the Company's interest income decreased by $651,000 compared to the same quarter in 2001, while interest expense decreased by $6.3 million, resulting in net interest income of $18.5 million for the quarter ended June 30, 2002, $5.6 million or 43.8% more than realized in 2001.

Provision for Loan Losses.

     Our provision for loan losses decreased by $89,000 to $817,000 for the six months ended June 30, 2002 from $906,000 for the six months ended June 30, 2001. However, during the six months ended June 30, 2001 the Bank had a specific loan loss provision in the amount of $280,000. Net of this specific provision, our provision for the period would have increased compared to last year by $191,000 which management considers reasonable in light of the Bank's continued increased originations of consumer, commercial business and commercial real estate loans. The Bank's total allowance for loan losses at June 30, 2002 of $7.4 million is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. The Bank's ratio of non-performing loans to total loans was .33% and .31% at June 30, 2002 and 2001, respectively.

     The provision for loan losses was $316,000 for the quarter ended June 30, 2002, compared to $326,000 for the quarter ended June 30, 2001. The provision for the quarter ended June 30, 2002 is deemed adequate by management in light of the risks inherent in the Bank's loan portfolio.

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, allowances for loan losses are based on management's estimate of the losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our loan portfolio. General valuation allowances are added to the Bank's capital for purposes of computing the Bank's regulatory risk-based capital. We regularly review our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. Since we are increasing our origination of commercial business loans and commercial real estate mortgages and since such loans are deemed to have more credit risk than residential mortgage loans, our provision for loan losses is likely to increase in future periods.

Other Income.

     Other income for the six months ended June 30, 2002 was $7.5 million, an increase of $1.3 million compared to the six months ended June 30, 2001. This increase is due in part to an increase in service charges on deposit accounts of $956,000, resulting principally from an increase in business and personal checking accounts. Also fees for other banking services, which includes income from insurance sales and trust services increased by $710,000 in 2002 compared to 2001. These increases were partially offset by a decrease of $319,000 in net gain on sale of loans, mortgage-backed securities and investments as well as a decrease in other miscellaneous income of $25,000 for the six months ended June 30, 2002 to the comparable 2001 period.

     Other income for the quarter ended June 30, 2002 was $4.0 million, representing an increase of $790,000 compared to the same quarter in 2001. This increase is principally due to increases in service charges on deposit accounts of $510,000 and fees for other banking services of $361,000. Also contributing to this increase was an increase in other miscellaneous income of $19,000. Partially offsetting these increases was a decrease in net gain on sale of loans, mortgage-backed securities and investments of $100,000 to $21,000 from $121,000 for the quarters ended June 30, 2002 and 2001, respectively.

Operating Expense.

     Operating expenses increased by $2.8 million to $30.0 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Employee compensation and benefits increased by $2.6 million. The increase in employee compensation, which includes normal salary increases, also includes increases in commission based pay caused by growth in the Bank's loans, deposits and insurance sales. Also contributing to this increase are increases in pension costs of $549,000, an increase in medical expenses of $156,000, an increase in cost due to the Bank's Employee Stock Ownership Plan (ESOP) of $299,000 and expense related to the Company's Recognition and Retention Plan (RRP), established May 21, 2002, of $182,000. With respect to the increase in ESOP expense, the period ending June 30, 2001 reflects expense for one and one half months while the same period in 2002 includes six months of such expense. Occupancy and equipment costs increased by $463,000 due in part to additional depreciation expenses relating to new computer equipment and new branch facilities. Partially offsetting these increases was a slight increase in gain on real estate owned of $65,000 and a decrease in marketing expense of $12,000. While other operating expense decreased by $234,000 for the six months ended June 30, 2002 and 2001, this included a $1.1 million charge relating to the termination of a data processing service contract during the six months ended June 30, 2001. Had this charge not occurred, other operating expenses for the six months increased by approximately $865,000. This increase in other operating expense is due mainly to the growth in the Bank's loans and deposits and includes increases in telephone, office supplies, general insurance costs, armored car services and other expenses.

     During the quarter ended June 30, 2002, operating expenses increased by $1.8 million to $15.4 million from $13.6 million for the quarter ended June 30, 2001. Employee compensation and benefits increased by $1.2 million. The increase in employee compensation, which includes normal salary increases, also includes increases in commission based pay caused by growth in the Bank's loans, deposits and insurance sales. Also contributing to the increase are increases in pension costs of $192,000 and an increase in cost due to the Bank's ESOP of $120,000 and MRP of $182,000. Occupancy and equipment costs increased by $199,000 due in part, as explained above, to additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase were increases in gain on real estate owned of $61,000, marketing costs of $21,000 and other operating expense of $485,000 for the quarter ended June 30, 2002 compared to 2001. This increase in other operating expense is due mainly to the growth in the Bank's loans and deposits and includes increases in telephone, office supplies, general insurance costs, armored car services, temporary help and other miscellaneous expenses.

Income Taxes.

     Provision for income taxes was $5.3 million for the six months ended June 30, 2002 compared to $1.2 million for the six months ended June 30, 2001. This increase was attributable to an increase in income before provision for income taxes of $10.3 million to $13.4 million in 2002 from $3.1 million in 2001. These expenses approximate the rates paid by the Company for Federal and state income taxes applied to the Company's pre-tax income.

     The income tax provision was $2.7 million for the quarter ended June 30, 2002 compared to $857,000 for the quarter ended June 30, 2001. These expenses approximate the rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Market Risk Analysis.

     As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of June 30, 2002, the Company does not own any trading assets, other than $1,027,000 of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At June 30, 2002, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

Asset and Liability Management-Interest Rate Sensitivity Analysis.

     The majority of the Company's assets and liabilities are monetary in nature which subjects the Company to significant interest rate risk. As stated above, the majority of the Company's interest-earning assets and interest-bearing liabilities are held by the Bank and therefore virtually all of the Company's interest rate risk exposure lies at the Bank level.

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

     The following table sets forth the Bank's estimated internal calculations of MVPE as of June 30, 2002.

Changes in Rates                   Market Value of Portfolio Equity
  (Rate Shock)                  $  Amount     $ Change         % Change
  ============                  ========================================
                                           (Dollars in Thousands)

  +200bp                      $ 322,878       $ (2,315)          0.71%
  +100bp                        325,555            362           0.11%
    -0-                         325,193              0            0.0%
  -100bp                        306,925        (18,268)          5.62%


     In preparing the MVPE table above, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include loan prepayment rates, deposit decay rates and market values of certain assets and liabilities under the various interest rate scenarios. While management believes these assumptions to be reasonable there can be no assurance that our assets and liabilities would be impacted as indicated in the table above. Certain shortcomings are inherent in any methodology used in interest rate risk measurements. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect how actual yields and costs respond to changes in market rates. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels may possibly deviate significantly from those assumed in calculating the above table. Management has also made estimates of fair value discount rates that it believes to be reasonable. However, due to the fact that there is no quoted market for many of the assets and liabilities, management has no definitive basis to determine whether the fair values presented would be indicative of the value negotiated in an actual sale.

     Accordingly, while the above table provides an estimate of the Bank's interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on the Bank's MVPE and net interest income, as actual results may vary.

     Under OTS risk-based capital regulations, savings associations are required to calculate the MVPE. These calculations are based upon data concerning interest-earning assets, interest-bearing liabilities and other rate sensitive assets and liabilities provided to the OTS on schedule CMR of the quarterly Thrift Financial Report. Commencing June 30, 1994, for purposes of measuring interest rate risk, the OTS began using the MVPE calculations which essentially discount the cash flows from an institution's assets and liabilities to present value, using current market rates. There are differences between the Bank's internal assumptions used to calculate the previously presented MVPE and those used by the OTS. For example, the Bank's internally calculated decay rates for certain NOW, passbook and money market accounts produces an average expected life for these instruments which is longer than the average expected life using the OTS standard assumptions for these same instruments. Accordingly, the Bank's previously presented MVPE calculations are not representative of those that would be produced by the OTS.

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

Liquidity and Capital Resources.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 11.14% during the month of June 2002. Liquidity ratios averaged 12.20% for the quarter ended June 30, 2002. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $128.3 million at June 30, 2002. Other assets qualifying for liquidity at June 30, 2002, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $122.0 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

     Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2002, the Bank had $308.5 million in advances from the FHLB. At June 30, 2002, the Bank had commitments outstanding to originate or purchase loans of $212.0 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2002, totaled $640.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

     In June 2001, the FASB issued SFAF No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets with indefinite lives and initiates an annual review for impairment of these assets. The Company has adopted this accounting principle beginning January 1, 2002 and did not identify any impairment in the carrying value of goodwill arising from previous acquisitions. Amortization of goodwill included in the Company's income statement for the quarter and six months ended June 30 2001 was $63,000 and $125,000, respectively

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lessee obligations. The statement requires these obligations be recorded at fair value as of the date of retirement and is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this accounting principle will have a significant effect on it's financial statements.

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

Item 4  Submission of Matters to a Vote of Security Holders

     On May 21, 2002, several matters were submitted to the security holders, in connection with the Company's annual meeting of stockholders, all of which were set forth in the Company's proxy materials. The result of such votes are as follows:

     Ballot No. 1
     ------------

     The election of Keith D. Beaty to serve as director for a term of three years or until his successor has been elected and qualified.

                                             For                    Withheld
                                             ---                    --------

      Keith D. Beaty                       12,770,867                   -


      Ballot No. 2
      ------------

     The ratification of the Fidelity Bankshares, Inc. 2002 Incentive Stock Benefit Plan.

                               For               Against          Abstain
                               ---               -------          --------

       Number of Votes        7,452,311         1,673,101         128,894

       Ballot No. 3
       ------------

     The ratification of the appointment of Deloitte & Touche LLP, as auditors for the Company for the fiscal year ended December 31, 2002.

                                  For             Against        Abstain
                                  ---             -------        --------

        Number of Votes        12,744,070         199,688         15,571


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



                                          FIDELITY BANKSHARES, INC.






Date:  August 13, 2002                 By: /S/Vince A. Elhilow
                                           ----------------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer





Date:  August 13, 2002                 By: /S/Richard D. Aldred
                                           -----------------------------
                                           Richard D. Aldred
                                           Executive Vice President
                                           Chief Financial Officer

                                  EXHIBIT 99.1


    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Vince A. Elhilow, Chief Executive Officer and Richard D. Aldred, Chief Financial Officer of Fidelity Bankshares, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 and that to the best of his knowledge:

(1) the report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(1) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 13, 2002                           /S/Vince A. Elhilow
                                                 ---------------------------
                                                 Vince A. Elhilow,
                                                 Chief Executive Officer


Date:  August 13, 2002                           /S/Richard D. Aldred
                                                 ---------------------------
                                                 Richard D. Aldred,
                                                 Chief Financial Officer