Form 10-Q
period 2002-09-30
FIDELITY BANKSHARES INC
filed 2002-11-12
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


[|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


     For the transition period from ___________________to___________________
                     Securities Exchange Act Number 0-29040

                            FIDELITY BANKSHARES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              65-0717085
-----------------------------                          -------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                             Identification
Number)

                205 Datura Street, West Palm Beach, Florida 33401
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

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes [X]      No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 15,855,529 shares of the Registrant's common stock par value $ .10 per share outstanding as of November 1, 2002.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements...............................................1

            Unaudited Consolidated Statements of Financial Condition as of
             December 31, 2001 and September 30, 2002..........................2

            Unaudited Consolidated Statements of Operations for the three and the nine months ended September 30, 2001 and 2002.............3

            Unaudited Consolidated Statements of Comprehensive Operations
             for the three and the nine months ended
              September 30, 2001 and 2002......................................4

            Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2002.................................5

            Notes to Unaudited Consolidated Financial Statements...............6

    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................12

    Item 3. Quantitative and Qualitative Disclosure About Market Risk.........17

    Item 4. Controls and Procedures...........................................20

PART II.  OTHER INFORMATION...................................................21

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements



FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             December 31,        September 30,
                                                                                                 2001                 2002
                                                                                          ==============        ===============
ASSETS                                                                                                (In Thousands)
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................             $    52,944          $    59,798
     Interest-bearing deposits................................................                  43,347              117,752
                                                                                           -----------          -----------
         Total cash and cash equivalents......................................                  96,291              177,550
                                                                                           -----------          -----------
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                  94,522              120,171
     Mortgage-backed securities...............................................                 201,533              128,778
     Corporate debt securities................................................                  36,138               35,973
                                                                                           -----------          -----------
         Total assets available for sale......................................                 332,193              284,922
LOANS RECEIVABLE, Net.........................................................               1,583,425            1,849,450
OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                  59,235               65,476
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                  14,577               15,763
REAL ESTATE OWNED, Net........................................................                     219                    -
ACCRUED INTEREST RECEIVABLE...................................................                  10,745               10,000
DEFERRED INCOME TAX ASSET.....................................................                   5,253                4,056
OTHER ASSETS                                                                                    34,997               38,703
                                                                                           -----------          -----------
TOTAL ASSETS                                                                               $ 2,136,935          $ 2,445,920
                                                                                           ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................             $ 1,559,436          $ 1,833,532
OTHER BORROWED FUNDS..........................................................                  36,326               40,944
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................                 290,266              305,943
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                   3,207               20,450
DRAFTS PAYABLE................................................................                  12,136                5,652
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES...........................................                  28,750               28,750
OTHER LIABILITIES.............................................................                  29,202               36,399
                                                                                           -----------          -----------
     TOTAL LIABILITIES........................................................               1,959,323            2,271,670
                                                                                           -----------          -----------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                       -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     15,781,244 shares at December 31, 2001 and 15,850,506 shares at September 30,               1,578                1,585
2002
ADDITIONAL PAID IN CAPITAL....................................................                 117,889              125,485
RETAINED EARNINGS - substantially restricted..................................                  66,839               74,632
TREASURY STOCK - at cost, 338,332 shares at December 31, 2001 and
     1,012,509 shares at September 30, 2002...................................                  (1,721)             (15,139)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan............................................                  (4,969)              (4,696)

     Retirement and retention plan............................................                       -               (6,457)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                  (2,004)              (1,160)
                                                                                           ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY...............................................                 177,612              174,250
                                                                                           -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................             $ 2,136,935          $ 2,445,920
                                                                                           ===========          ===========


See Notes to Unaudited Consolidated Financial Statements.



FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                       For the                    For the
                                                                                  Three Months Ended         Nine Months Ended
                                                                                    September 30,               September 30,
                                                                                 2001          2002           2001        2002
                                                                             ===========    ==========     =========    =========
                                                                                              (In Thousands, except share data)
Interest income:
     Loans.............................................................     $   28,671      $   31,441    $  84,025      $ 91,293
     Investment securities.............................................          1,540             775        3,954         2,789
     Other investments.................................................            573             782        2,521         2,357
     Mortgage-backed and corporate debt securities.....................          3,910           1,954       13,746         6,493
                                                                            ----------      ----------    ---------      --------
         Total interest income.........................................         34,694          34,952      104,246       102,932
                                                                            ----------      ----------    ---------      --------
Interest expense:
     Deposits..........................................................         14,625          10,157       49,014        30,964
     Advances from Federal Home Loan Bank and other borrowings.........          5,108           5,470       15,569        16,312
                                                                            ----------      ----------    ---------      --------
         Total interest expense........................................         19,733          15,627       64,583        47,276
                                                                            ----------      ----------    ---------      --------

Net interest income....................................................         14,961          19,325       39,663        55,656

Provision for loan losses..............................................            483             459        1,389         1,276
                                                                            ----------      ----------    ---------      --------

Net interest income after provision for loan losses....................         14,478          18,866       38,274        54,380
                                                                            ----------      ----------    ---------      --------
Other income:
     Service charges on deposit accounts...............................          1,347           1,884        3,736         5,229
     Fees for other banking services...................................          1,653           2,194        4,093         6,175
     Net gain on sale of loans, mortgage-backed
        securities and investments.....................................            163              88          525           131
     Miscellaneous.....................................................            166             271          697           777
                                                                            ----------      ----------    ---------      --------
         Total other income............................................          3,329           4,437        9,051        12,312
                                                                            ----------      ----------    ---------      --------
Operating expense:
     Employee compensation and benefits................................          8,140           9,875       23,047        27,483
     Occupancy and equipment...........................................          2,696           2,954        7,779         8,500
     Gain on real estate owned.........................................            (17)              1          (73)         (120)
     Marketing.........................................................            444             531        1,345         1,420
     Federal deposit insurance premium.................................             72              75          211           216
     Miscellaneous.....................................................          2,648           3,023        8,113         8,990
                                                                            ----------      ----------    ---------      --------
         Total operating expense.......................................         13,983          16,459       40,422        46,489
                                                                            ----------      ----------    ---------      --------

Income before provision for income taxes...............................          3,824           6,844        6,903        20,203
                                                                            ----------      ----------    ---------      --------
Provision for income taxes:
     Current...........................................................          1,388           2,430        2,479         7,242
     Deferred..........................................................            123             220          252           658
                                                                            ----------      ----------    ---------      --------
         Total provision for income taxes..............................          1,511           2,650        2,731         7,900
                                                                            ----------      ----------    ---------      --------

              Net income...............................................     $    2,313      $    4,194    $   4,172      $ 12,303
                                                                            ==========      ==========    =========      ========

Earnings per share:
     Basic.............................................................     $     0.15      $     0.28    $    0.27      $   0.81
                                                                            ==========      ==========    =========      ========
     Diluted...........................................................     $     0.15      $     0.28    $    0.27      $   0.81
                                                                            ==========      ==========    =========      ========


See Notes to Unaudited Consolidated Financial Statements.



FIDELITY BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------


                                                                            For the                            For the
                                                                        Three Months Ended                Nine Months Ended
                                                                           September 30,                     September 30,
                                                                       2001          2002                2001            2002
                                                                   ============   ===========        ===========      ===========
                                                                        (In Thousands)                       (In Thousands)


Net Income.........................................................$    2,313       $     4,194        $    4,172       $    12,303
Other comprehensive income, net of tax:
     Unrealized gain (loss) on assets available for sale:
         Unrealized holding gains(losses) arising during period....     1,639              (310)            3,848               844
                                                                    ---------       ------------       ----------       -----------

Comprehensive income...............................................$    3,952       $     3,884        $    8,020       $    13,147
                                                                   ==========       ===========        ==========       ===========


See Notes to Unaudited Consolidated Financial Statements.



FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                      2001              2002
                                                                                  ============      ============
                                                                                         (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $  4,172          $ 12,303
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................               2,536             2,715
   Share based compensation expense....................................                 204             1,117
   Accretion of discounts, amortization of premiums and goodwill, and                (1,158)           (2,128)
    other deferred yield items.........................................
   Provision for loan losses...........................................               1,389             1,276
   Provisions for losses and net (gains) losses on sales of real estate                 (63)             (123)
owned
   Net (gain) loss on sale of:
         Loans.........................................................                (268)              (67)
         Mortgage-backed securities....................................                (156)              (64)
         Office properties and equipment...............................                  91                (1)
         Other assets..................................................                 (99)                -
   (Increase) decrease in accrued interest receivable..................                (639)              745
   Decrease (increase) in other assets.................................                 565            (3,644)
   Increase (decrease) in drafts payable...............................               1,691            (6,484)
   Increase in deferred income taxes...................................                 251               658
   (Decrease) increase in other liabilities............................              (1,578)            7,844
                                                                                   ---------         --------
         Net cash provided by operating activities.....................               6,938            14,147
                                                                                   --------          --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................            (164,460)         (234,247)
Principal payments received on mortgage-backed securities..............              47,566            86,167
Purchases of:
   Loans...............................................................             (21,691)          (35,202)
   Mortgage-backed securities..........................................                   -           (16,952)
   Federal Home Loan Bank stock........................................                   -            (1,186)
   Investment securities...............................................            (136,995)         (195,000)
   Office properties and equipment.....................................              (9,397)           (9,126)
Proceeds from sales of:
   Loans...............................................................              35,871             4,615
   Federal Home Loan Bank stock........................................                 676                 -
   Real estate acquired in settlement of loans.........................                 353               991
   Mortgage-backed securities available for sale.......................              10,310             4,456
   Other assets........................................................                 100                 -
Proceeds from maturities of municipal bonds and government and agency                66,655           169,445
securities
Other..................................................................               1,386              (210)
                                                                                   --------          ---------
         Net cash used for investing activities........................            (169,626)         (226,249)
                                                                                   --------          ---------

CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of stock options,                79,580               100
net of issuance costs..................................................
Purchase of treasury stock.............................................                               (13,805)
Cash dividends paid....................................................              (3,011)           (4,568)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................              70,864           323,378
   Certificates of deposit.............................................              (6,419)          (49,282)
   Advances from Federal Home Loan Bank................................             (17,401)           15,677
   Other borrowed funds................................................              30,451             4,618
   Advances by borrowers for taxes and insurance.......................              15,275            17,243
                                                                                   --------          --------
         Net cash provided by financing activities.....................             169,339           293,361
                                                                                   --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................               6,651            81,259
CASH AND CASH EQUIVALENTS, Beginning of period.........................             100,309            96,291
                                                                                   --------          --------
CASH AND CASH EQUIVALENTS, End of period...............................            $106,960          $177,550
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

     The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2002 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets with indefinite lives and initiates an annual review for impairment of these assets. The Company has adopted this accounting principle beginning January 1, 2002 and did not identify any impairment in the carrying value of goodwill arising from previous acquisitions. Amortization of goodwill included in the Company's income statement for the three and nine months ended September 30 2001 was $63,000 and $188,000, respectively.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lessee obligations. The statement requires these obligations be recorded at fair value as of the date of retirement and is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this accounting principle will have a significant effect on it's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale, and requires that long-lived assets to be abandoned, exchanged for similar productive assets, or distributed to owners in a spinoff be considered held and used until disposed. The Company has adopted this standard beginning January 1, 2002. The adoption did not have an effect on the Company's consolidated financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, the statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of this statement are effective as of October 1, 2002. The Company does not believe that the adoption of this accounting principle will have a significant effect on its financial statements.

     Certain amounts in the financial statements have been reclassified to conform with the September 30, 2002 presentation.

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

3.   LOANS RECEIVABLE

     Loans receivable at December 31, 2001 and September 30, 2002, consist of the following:

                                                                             December 31,      September 30,
                                                                                2001               2002
                                                                            =============      ==============
                                                                                        (In Thousands)

One-to-four single family, residential real estate mortgages.........         $  944,046        $1,024,763
Commercial and multi-family real estate mortgages....................            233,157           431,696
Real estate construction-primarily residential.......................            284,495           341,050
Land loans-primarily residential.....................................             25,627            29,756
                                                                              ----------        ----------
Total first mortgage loans...........................................          1,487,325         1,827,265
Consumer loans.......................................................            105,077           133,689
Commercial business loans............................................            188,045           143,030
                                                                              ----------        ----------
Total gross loans....................................................          1,780,447         2,103,984
Less:
     Undisbursed portion of loans in process.........................            192,464           248,550
     Unearned discounts, premiums and deferred loan fees (costs), net             (2,289)           (1,876)
     Allowance for loan losses.......................................              6,847             7,860
                                                                              ----------        ----------

Loans receivable-net.................................................         $1,583,425        $1,849,450
                                                                              ==========        ==========

4. ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses for the year ended December 31, 2001 and the three and nine months ended September 30, 2001 and 2002, is as follows:


                                                  For the Year              For the Three Months             For the Nine Months
                                                      Ended                         Ended                           Ended
                                                   December 31,                   September 30,                 September 30,
                                                       2001                    2001         2002            2001           2002
                                                  ==============            =========    =========        ========      =========
                                                  (In Thousands)                 (In Thousands)               (In Thousands)

Balance at beginning of period............        $   4,950                $  5,732      $  7,441         $  4,905       $  6,847
Current provision.........................            2,054                     483           459            1,389          1,276
Charge-offs...............................             (117)                    (21)          (68)            (104)          (307)
Recoveries................................                5                       1            28                5             44
                                                  ---------                ---------     --------         --------       ---------

Ending balance............................        $   6,847                $   7,860     $  6,195         $  6,195       $  7,860
                                                  =========                =========     ========         ========       ========


     An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:


                                                                    December 31, 2001           September 30, 2002
                                                                =========================== ============================

                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance       Balance      Allowance
                                                                ------------- ------------- -------------- -------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  1,242      $  1,093      $  1,319       $    768
Loans without related allowance for loan losses.............        5,680             -         6,710              -
                                                                 --------      --------      --------       --------
         Total..............................................     $  6,922      $  1,093      $  8,029       $    768
                                                                 ========      ========      ========       ========

     The Bank's policy for interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent and cease accruing interest thereafter. Such interest ultimately collected is credited to income in the period of recovery.

5.   REGULATORY CAPITAL

     The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                    To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                           ---------- ------------ -------------- ------------- ------------- --------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                           ---------- ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)
As of December 31, 2001 Stockholders'
     Equity and ratio to total assets          8.0%     $   170,463
                                          ========
Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                         2,004
Goodwill.............................                        (2,175)
Disallowed servicing assets..........                           (22)
                                                        -----------
Tangible capital and ratio to
     adjusted total assets...........          8.0%     $   170,270         1.5%       $  32,064
                                          ========      ===========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          8.0%     $   170,270         3.0%       $  64,129        5.0%       $ 106,881
                                          ========      ===========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         12.0%     $   170,270         4.0%       $  56,524        6.0%       $  84,785
                                          ========                       ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                         5,633
                                                        -----------
Total risk-based capital and ratio to
     risk-weighted total assets......         12.4%     $   175,903       8.0%       $ 113,047       10.0%       $ 141,309
                                          ========      ===========     ======        =========     ======        =========

Total assets.........................                   $ 2,136,529
                                                        ===========

Adjusted total assets................                   $ 2,137,617
                                                        ===========

Risk-weighted assets.................                   $ 1,413,088
                                                        ===========


As of September 30, 2002
     Stockholders' Equity and ratio            7.5%     $   184,931
                                          ========
     to total assets.................

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                        1,159
Goodwill.............................                       (2,175)
Disallowed servicing assets..........                          (11)
                                                         ---------
Tangible capital and ratio to
     adjusted total assets...........          7.5%     $  183,904         1.5%       $  36,667
                                          ========      ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.5%     $  183,904         3.0%       $  73,334        5.0%       $ 122,224
                                          ========      ==========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.9%     $  183,904         4.0%       $  67,403        6.0%       $ 101,105
                                          ========                     ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                        6,992
                                                        ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.3%     $  190,896         8.0%       $ 134,807       10.0%       $ 168,508
                                          ========      ==========      ======        =========     ======        =========

Total assets.........................                   $2,444,766
                                                        ==========

Adjusted total assets................                   $2,444,480
                                                        ==========

Risk-weighted assets.................                   $1,685,082
                                                        ==========

6.   EARNINGS PER SHARE

     The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's leveraged Employee Stock Ownership Plan (ESOP) and stock options for the three months ended September 30, 2001 and 2002, are as follows:

                                                For the Three Months                  For the Three Months
                                                  Ended September                            Ended
                                                      30, 2001                         September 30, 2002
                                         ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                                                      (Dollars In Thousands, except per share data)

Net income.................            $2,313,000                                $4,194,000

Basic EPS:
Income available to
     common stockholders...            $2,313,000    15,254,071   $   0.15       $4,194,000   14,797,646    $   0.28
                                                                    ======                                   =======
Effect of diluted shares:
     Common stock options..                             156,317                                  128,231
                                                     ----------                               ----------
Diluted EPS:
Income available to
     common stockholders...            $2,313,000    15,410,388   $   0.15       $4,194,000   14,925,877    $   0.28
                                       ==========    ==========   ========       ==========   ==========     =======

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's stock options for the nine months ended September 30, 2001 and 2002, are as follows:


                                                For the Nine Months                   For the Nine Months
                                                       Ended                                 Ended
                                                 September 30, 2001                    September 30, 2002
                                         ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                                                      (Dollars In Thousands, except per share data)

Net income.................             $4,172,000                             $12,303,000

Basic EPS:
Income available to
     common stockholders...             $4,172,000   15,410,886    $  0.27     $12,303,000   15,111,306   $ 0.81
                                                                    ======                                 =====
Effect of diluted shares:
     Common stock options..                             149,020                                 126,892
                                                     ----------                               ---------
Diluted EPS:
Income available to
     common stockholders...             $4,172,000   15,559,906    $   0.27    $12,303,000   15,238,198   $ 0.81
                                        ==========   ==========     =======    ===========   ==========    =====


ESOP shares that have not been committed to be released are not considered to be outstanding.

7. OTHER COMPREHENSIVE INCOME (LOSS)

     An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended September 30, 2001 and 2002, is as follows:

                                                       For the Three Months Ended              For the Nine Months Ended
                                                              September 30,                          September 30,

                                                        2001           2002                        2001         2002
                                                       ---------------------------            ----------------------------
                                                               Unrealized                              Unrealized
                                                                 Losses                                  Losses
                                                               On Securities                          On Securities
                                                      =========================== ==== ===== =============================
                                                                               (In Thousands)

  Beginning Balance...............                    $  (1,810)     $  (850)                  $  (4,019)     $  (2,004)
   Current-period change...........                       1,639         (310)                      3,848            844
                                                      ---------      --------                  ---------      ----------
  Ending balance..................                    $    (171)     $ (1,160)                 $    (171)     $  (1,160)
                                                      =========      ========                  =========      =========

     An analysis of the related tax effects allocated to Other Comprehensive Loss is as follows:


                                                  For the Three Months Ended              For the Three Months Ended
                                                      September 30, 2001                      September 30, 2002
                                              ------------------------------------    -----------------------------------

                                                              Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ =========== == =========== =========== ===========
                                                                            (In Thousands)
Unrealized gain on assets available for sale:
 Unrealized holding gains
     arising during period................... $  2,686     $(1,047)    $ 1,639        $  (508)    $   198      $  (310)
                                              ========     ========    =======        ========    =======      ========


                                                   For the Nine Months Ended              For the Nine Months Ended
                                                      September 30, 2001                      September 30, 2002
                                              ------------------------------------    -----------------------------------
                                                              Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ =========== == =========== =========== ===========
                                                                            (In Thousands)
Unrealized gain on assets available for sale:
 Unrealized holding gains
     arising during period.................    $  6,308    $(2,460)      $ 3,848        $ 1,384     $  (540)    $   844
                                               ========    ========      ========       ========    =========   ========

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

     The Company completed the mutual-to-stock conversion of its mutual holding company parent on May 15, 2001 and the related common stock offering resulted in the Company selling 8,695,943 shares of common stock for $10.00 per share to certain customers of Fidelity Federal Bank & Trust, its benefit plans, including the employee stock ownership plan, and to existing public stockholders of Fidelity Bankshares, Inc., which net of expenses raised $79.6 million in cash for the Company. In addition, 7,048,207 shares were issued to the existing stockholders based on an exchange rate of 2.4165 new shares of common stock for each existing share. At the completion of the conversion, the Company had 15,744,150 shares outstanding. At September 30, 2002 there were 15,850,506 shares of common stock outstanding. This increase in outstanding shares since May 15, 2001 reflects option exercises.

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

Other Comprehensive Operations.

     The Company's only component of Other Comprehensive Operations for the three and nine months ended September 30, 2002 and 2001 is the change in the unrealized gain or loss on assets available for sale.

     Other comprehensive income for the nine months ended September 30, 2002 was $844,000 compared to $3.8 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the market value of the Company's assets available for sale increased by $1.4 million, which net of income tax of $540,000 resulted in other comprehensive income of $844,000. During the nine months ended September 30, 2001, the value of the Company's assets available for sale increased by $6.3 million which net of $2.5 million in income tax resulted in other comprehensive income of $3.8 million.

     Other comprehensive loss for the quarter ended September 30, 2002 was $310,000 compared to other comprehensive income of $1.6 million gain for the quarter ended September 30, 2001. During the quarter ended September 30, 2002, the market value of the Company's assets available for sale decreased by $508,000, which net of income tax benefit of $198,000 resulted in other comprehensive loss of $310,000. During the quarter ended September 30, 2001, the value of the Company's assets available for sale increased by $2.7 million which net of $1.0 million in income tax resulted in other comprehensive income of $1.6 million.

Changes in Financial Condition.

     The Company's assets increased by $309.0 million to $2.4 billion at September 30, 2002 from $2.1 billion at December 31, 2001. Net loans receivable increased by $266.0 million, while cash and assets available for sale increased by $34.0 million. In addition, the Company increased its investment in office properties and equipment, primarily for new office sites, by $6.2 million, while all other assets increased by $2.8 million. Funds for the increase in assets were provided primarily as a result of an increase in deposits of $274.1 million, together with increases in all other liabilities in the amount of $38.8 million, of which advances from Federal Home Loan Bank were $15.7 million. The Company's equity at September 30, 2002 increased by $2.7 million from December 31, 2001. Equity increased as a result of net income for the nine months of $12.3 million and other comprehensive income of $844,000. Partially offsetting these increases in equity were dividends declared of $4.6 million and the purchase of 681,934 shares of the Company's common stock held in treasury for $13.8 million during the nine months.

Results of Operations.

     Net income for the nine months ended September 30, 2002 was $12.3 million, representing an increase of $8.1 million compared to $4.2 million for the same period in 2001. The primary reasons for this increase, which are more fully described below, were an increase in net interest income of $16.0 million along with an increase in other income of $3.3 million. The increase in net interest income was caused by a decrease in interest expense on deposits of $18.1 million, which was partially offset by a decrease in interest income of $1.3 million. Operating expenses increased by $6.1 million and income tax provision increased by $5.2 million.

     Net income for the quarter ended September 30, 2002 was $4.2 million, a $1.9 million increase compared to $2.3 million for the same 2001 quarter. The principal causes for this increase, which are more fully described below, were an increase in net interest income of $4.4 million along with an increase in other income of $1.1 million. The increase in net interest income consisted of a decrease in interest expense of $4.1 million along with an increase in interest income of $258,000. The increase in net interest income was partially offset by an increase in operating expenses of $2.5 million and an increase in the provision for income taxes of $1.1 million for the quarter ended September 30, 2002 compared to September 30, 2001.

Interest Income.

     Interest income for the nine months ended September 30, 2002 was $102.9 million, a decrease of $1.3 million or 1.3% compared to the nine months ended September 30, 2001. The reason for this decrease was the overall reduction in the yields on interest earning assets and loan prepayments. The overall yield on the Company's average interest earning assets decreased to 6.39% during the nine months ended September 30, 2002 from 7.09% for the nine months ended September 30, 2001. The decrease due to the reduction in overall market rates was only partially offset by an increase in the balance of average interest earning assets to $2.1 billion for the nine months ended September 30, 2002 from $2.0 billion for the same period in 2001. Individual components contributing to the decrease in interest income include a decrease in interest income from mortgage-backed and corporate debt securities of $7.3 million. This decline was due to a decrease in the average balance of these securities to $205.3 million from $281.3 million as well as a decrease in the average yield to 4.22% compared to 6.52% for the nine months ended September 30, 2002 and 2001, respectively. Interest income from investment securities also decreased by $1.2 million as a result of a decrease in the average yield to 3.45% from 6.13% for the nine months ended September 30, 2002 and 2001, respectively. Partially offsetting these decreases was an increase in interest income from loans to $91.3 million for the nine months ended September 30, 2002 from $84.0 million for the same period in 2001. Interest income for the quarter ended September 30, 2002, totaled $35.0 million, representing an increase of $258,000 or 0.7% compared to the same quarter in 2001. Interest income from loans increased by $2.8 million, primarily as a result of a 10.7% increase in the average balance of loans to $1.8 billion from $1.6 billion for the quarter ended September 30, 2002 and 2001, respectively. Interest income from mortgage-backed and corporate debt securities decreased to $2.0 million for the quarter ended September 30, 2002 from $3.9 million for the 2001 quarter. This decrease was due to a decrease in the average balance of such securities of $112.8 million, as well as a decrease in the average yield of these securities to 4.31% in 2002 from 5.32% in 2001. There was a decline in interest income from investment securities of $765,000 principally resulting from a decrease in the average yield of these securities to 3.10% for the quarter ended September 30, 2002 from 5.94% for the quarter ended September 30, 2001. Slightly offsetting these decreases was an increase in interest income on other investments of $209,000 due mainly to a increase in the average balance on these investments to $131.2 million from $32.8 million for the quarters ended September 30, 2002 and 2001, respectively.

Interest Expense.

     Interest expense for the nine months ended September 30, 2002 was $47.3 million, a decrease of $17.3 million or 26.8% from the comparable 2001 period. The principal cause for this decrease was a decrease in interest expense on deposits of $18.1 million caused primarily by a decrease in the average cost of deposits to 2.37% in 2002 from 4.24% in 2001 due to a lower rate environment. The average balance of deposits increased to $1.7 billion for the nine months ended September 30, 2002 compared to $1.5 billion for the nine months ended September 30, 2001. The Bank's interest expense on borrowed funds increased by $743,000 as a result of an increase in the average balance of these funds to $376.6 million from $327.7 million. This increase was partially offset by a decrease in the average cost of borrowed funds to 5.77% for the nine months ended September 30, 2002 compared to 6.33% for the 2001 period.

     Interest expense for the quarter ended September 30, 2002, totaled $15.6 million, a decrease of $4.1 million or 20.8% from the same quarter in 2001. The principal cause for this decline was a decrease in interest expense on deposits of $4.5 million. The average balance of deposits increased to $1.8 billion for the quarter ended September 30, 2002 compared to $1.6 billion for the quarter ended September 30, 2001, but the cost of those deposits declined to 2.27% compared to 3.73% for the comparative quarters. The decline in the cost of deposits had two principal causes: (a) the Bank's core deposits, which consist of interest-bearing and non interest-bearing transaction accounts, money market accounts and passbook accounts increased as a percentage of total deposits from 42.4% at September 30, 2001 to 56.3% at September 30, 2002, and (b) the majority of the Bank's certificates of deposit repriced in a lower rate environment. Interest expense on borrowed funds increased by $362,000 caused primarily by an increase in the average balance of such funds to $376.9 million from $325.4 million. Partially offsetting this increase was a decrease in the average cost of borrowed funds to 5.81% for the quarter ended September 30, 2002 from 6.28% for the comparable 2001 quarter.

Net Interest Income.

     While the Company's interest income decreased by $1.3 million for the nine months ended September 30, 2002, compared to the same period in 2001, interest expense decreased by $17.3 million, resulting in net interest income of $55.7 million for the nine months ended September 30, 2002. This represents a $16.0 million or 40.3% increase in net interest income when compared to the same period in 2001.

     During the quarter ended September 30, 2002, the Company's interest income increased by $258,000 compared to the same quarter in 2001, while interest expense decreased by $4.1 million, resulting in net interest income of $19.3 million for the quarter ended September 30, 2002, $4.4 million or, 29.2% increase from the quarter ended September 30, 2001.

Provision for Loan Losses.

     Our provision for loan losses decreased by $113,000 to $1.3 million for the nine months ended September 30, 2002 from $1.4 million for the nine months ended September 30, 2001. However, during the nine months ended September 30, 2001 the Bank had a specific loan loss provision in the amount of $280,000. Net of this specific provision, our provision for the period would have increased by $167,000 compared to last year which management considers reasonable in light of the Bank's continued increased originations of consumer, commercial business and commercial real estate loans. The Bank's total allowance for loan losses at September 30, 2002 of $7.9 million is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. The Bank's ratio of non-performing loans to total loans was 0.31% and 0.32% at September 30, 2002 and 2001, respectively.

     The provision for loan losses was $459,000 for the quarter ended September 30, 2002, compared to $483,000 for the quarter ended September 30, 2001. The provision for the quarter ended September 30, 2002 is deemed adequate by management in light of the risks inherent in the Bank's loan portfolio.

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

Other Income.

     Other income for the nine months ended September 30, 2002 was $12.3 million, an increase of $3.3 million compared to the nine months ended September 30, 2001. This increase is due in part to an increase in fees for other banking services, which includes income from insurance sales and trust services, of $2.1 million in 2002 compared to 2001. Service charges on deposit accounts increased by $1.5 million, resulting principally from an increase in business and personal checking accounts. Also contributing to this increase was an increase in other miscellaneous income of $80,000. These increases were partially offset by a decrease of $394,000 in net gain on sale of loans, mortgage-backed securities and investments for the nine months ended September 30, 2002 to the comparable 2001 period.

     Other income for the quarter ended September 30, 2002 was $4.4 million, representing an increase of $1.1 million compared to the same quarter in 2001. This increase is principally due to increases in fees for other banking services of $541,000 and service charges on deposit accounts of $537,000. Also contributing to this increase was an increase in other miscellaneous income of $105,000. Partially offsetting these increases was a decrease in net gain on sale of loans, mortgage-backed securities and investments of $75,000 to $88,000 from $163,000 for the quarters ended September 30, 2002 and 2001, respectively.

Operating Expense.

     Operating expenses increased by $6.1 million to $46.5 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Employee compensation and benefits increased by $4.4 million. The increase in employee compensation reflects an increase in the number of full time equivalent employees to 659 at September 30, 2002 from 618 at September 30, 2001 and also includes increases in commission based pay caused by growth in the Company's loans, deposits and insurance sales. Also contributing to this increase are increases in pension costs of $872,000, an increase in medical expenses of $270,000, an increase in cost due to the Bank's Employee Stock Ownership Plan (ESOP) of $323,000 and expense of $590,000 related to the Company's Recognition and Retention Plan (RRP), established on May 21, 2002. With respect to the increase in ESOP expense, the period ending September 30, 2001 reflects expense for four and one half months while the same period in 2002 includes nine months of such expense. Occupancy and equipment costs increased by $721,000 due in part to additional depreciation expenses relating to new computer equipment and new branch facilities. Partially offsetting these increases was a slight increase in gain on real estate owned of $47,000. While other operating expense increased by $877,000 for the nine months ended September 30, 2002 and 2001, this included a $1.1 million charge relating to the termination of a data processing service contract during the nine months ended September 30, 2001. Had this charge not occurred, other operating expenses for the nine months increased by approximately $2.0 million. This increase in other operating expense is due mainly to the growth in the Bank's loans and deposits and includes increases in telephone, office supplies, general insurance costs, armored car services and other miscellaneous expenses.

     During the quarter ended September 30, 2002, operating expense increased by $2.5 million to $16.5 million from $14.0 million for the quarter ended September 30, 2001. Employee compensation and benefits increased by $1.7 million. The increase in employee compensation is due largely to the increase in the number of full time equivalent employees and includes increases in commission based pay caused by growth in the Bank's loans, deposits and insurance sales. Also contributing to the increase are increases in pension costs of $323,000 and an increase in cost due to the RRP of $408,000 and ESOP of $24,000. Occupancy and equipment costs increased by $258,000 due in part, as explained above, to additional depreciation expenses relating to new computer equipment and new branch facilities. Also contributing to this increase were increases in marketing costs of $87,000 and other operating expense of $375,000 for the quarter ended September 30, 2002 compared to 2001. The increase in other operating expense is due mainly to the growth in the Bank's loans and deposits and includes increases in telephone, office supplies, general insurance costs, Market Value armored car services, temporary of Portfolio help and other miscellaneous Equity expenses.

Income Taxes.

     Provision for income taxes was $7.9 million for the nine months ended September 30, 2002 compared to $2.7 million for the nine months ended September 30, 2001. This increase was attributable to an increase in income before provision for income taxes of $13.3 million to $20.2 million in 2002 from $6.9 million in 2001. These expenses approximate the rates paid by the Company for Federal and state income taxes applied to the Company's pre-tax income.

     The income tax provision was $2.7 million for the quarter ended September 30, 2002 compared to $1.5 million for the quarter ended September 30, 2001. These expenses approximate the rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

     As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of September 30, 2002, the Company does not own any trading assets, other than $910,000 of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At September 30, 2002, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

     During the nine months ended September 30, 2002, the Bank experienced substantially higher prepayment rates in its loan portfolio, as a result of the low interest rate environment. The Bank's production of new loans during this period exceeded the levels of prepayments experienced and the Bank was able to control deposit costs by the expansion of its core deposits. As a result the Bank's net interest margin has not declined. However, no assurances can be made that market conditions will permit the Bank to avoid future margin compression.

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

     The following table sets forth the Bank's estimated internal calculations of MVPE as of September 30, 2002.

 Changes in Rates
   (Rate Shock)          $ Amount         $ Change         % Change
 ================        =========        ==========       ==========
                                     (Dollars in Thousands)

   +200bp              $ 385,443          $ 72,179          23.0%
   +100bp                351,963            38,699          12.4%
     -0-                 313,264                 0           0.0%
   -100bp                272,545           (40,719)        (13.0)%
   -200bp                227,369           (85,895)        (27.4)%


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

     Under OTS risk-based capital regulations, savings associations are required to calculate the MVPE. These calculations are based upon data concerning interest-earning assets, interest-bearing liabilities and other rate sensitive assets and liabilities provided to the OTS on schedule CMR of the quarterly Thrift Financial Report. Commencing September 30, 1994, for purposes of measuring interest rate risk, the OTS began using the MVPE calculations which essentially discount the cash flows from an institution's assets and liabilities to present value, using current market rates. There are differences between the Bank's internal assumptions used to calculate the previously presented MVPE and those used by the OTS. For example, the Bank's internally calculated decay rates for certain NOW, passbook and money market accounts produces an average expected life for these instruments which is longer than the average expected life using the OTS standard assumptions for these same instruments. Accordingly, the Bank's previously presented MVPE calculations are not representative of those that would be produced by the OTS.

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

Liquidity and Capital Resources.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 10.58% during the month of September 2002. Liquidity ratios averaged 11.51% for the quarter ended September 30, 2002. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $117.8 million at September 30, 2002. Other assets qualifying for liquidity at September 30, 2002, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $119.4 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Unaudited Consolidated Statements of Cash Flows included in the Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

     Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2002, the Bank had $305.9 million in advances from the FHLB. At September 30, 2002, the Bank had commitments outstanding to originate or purchase loans of $215.9 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at September 30, 2002, totaled $530.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets with indefinite lives and initiates an annual review for impairment of these assets. The Company has adopted this accounting principle beginning January 1, 2002 and did not identify any impairment in the carrying value of goodwill arising from previous acquisitions. Amortization of goodwill included in the Company's income statement for the quarter and nine months ended September 30 2001 was $63,000 and $188,000, respectively.

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

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, the statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of this statement are effective as of October 1, 2002. The Company does not believe that the adoption of this accounting principle will have a significant effect on its financial statements.

Item 4. Controls and Procedures

        (a)  Evaluation of disclosure controls and procedures.

             Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange
             Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

         (b) Changes in internal controls.

             There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                                        FIDELITY BANKSHARES, INC.






Date:  November  8, 2002            By:  /S/Vince A. Elhilow
                                        --------------------------------
                                        Vince A. Elhilow
                                        President and Chief Executive Officer





Date:  November  8, 2002            By:  /S/Richard D. Aldred
                                        ---------------------------------
                                        Richard D. Aldred
                                        Executive Vice President
                                         Chief Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Vince A. Elhilow, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002                              /S/Vince A. Elhilow
----------------                              ---------------------------
Date                                          Vince A. Elhilow
                                              President and
                                              Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Richard D. Aldred, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002                               /S/Richard D. Aldred
----------------                               -----------------------------
Date                                           Richard D. Aldred
                                               Executive Vice President and
                                               Chief Financial Officer

                                                                    Exhibit 99.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



     Vince A. Elhilow, President and Chief Executive Officer, and Richard D. Aldred, Executive Vice President and Chief Financial Officer of Fidelity Bankshares, Inc. (the "Company"), each certify in his/her capacity as an officer of the Company that he/she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2002 and that to the best of his/her knowledge:

(1) the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


November 8, 2002                          /S/Vince A. Elhilow
----------------                          --------------------------------------
Date                                       Vince A. Elhilow
                                           President and Chief Executive Officer


November 8, 2002                         /S/Richard D. Aldred
----------------                         ---------------------------------------
Date                                      Ricahrd D. Aldred
                                          Executive Vice President and
                                          Chief Financial Officer