Form 10-K
period 2002-12-31
FIDELITY BANKSHARES INC
filed 2003-03-20
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transaction period from            to

Commission File Number: 0-29040

FIDELITY BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0717085
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

205 Datura Street, West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 803-9900

(Registrant’s Telephone Number including area code)

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

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES  ☒    NO  ☐

As of March 3, 2003, there were issued and outstanding 15,902,916 shares of the Registrant’s Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 3, 2003 of $17.650 was $237,020,473.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2002 (Parts II and IV).

2.	Proxy Statement for the 2003 Annual Meeting of Stockholders (Parts I and III).

PART I

ITEM 1. BUSINESS

Fidelity Bankshares, Inc.

Fidelity Bankshares, Inc. is a Delaware corporation which, on May 15, 2001, became the holding company parent of Fidelity Federal Bank & Trust, following the completion of the “second step” conversion of Fidelity Bankshares, MHC. Prior to completion of the “second step” conversion Fidelity Federal Bank & Trust’s mid-tier stock holding company parent was also called Fidelity Bankshares, Inc. References to Fidelity Bankshares, Inc. includes references before and after the “second step” conversion. As a result of the “second step” conversion, we raised $79.5 million in net proceeds, of which $40.9 million was infused into Fidelity Federal Bank & Trust and $38.6 million was retained by us. At December 31, 2002, the only significant asset of Fidelity Bankshares, Inc. was its ownership of all of the outstanding stock of Fidelity Federal Bank & Trust.

The conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company’s assets, liabilities and equity. All references in the consolidated financial statements and notes thereto to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the exchange rate.

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

Fidelity Federal Bank & Trust

Fidelity Federal Bank & Trust was chartered as a federal mutual savings and loan association in 1952. In 1983, we amended our charter to become a federally chartered mutual savings bank. In January 1994, the Bank reorganized from a mutual savings bank to the stock form of ownership as part of its mutual holding company reorganization. In July 1999, we began offering insurance and investment products through our wholly-owned subsidiary – Florida Consolidated Agency, Inc. In February 2000, we began offering trust services, and at December 31, 2002, we had $43.1 million of trust assets under administration, including $30.5 million under trust management.

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

Since 1998, we have actively expanded our branch network throughout our market area. From December 1998 through December 31, 2002 we have opened 17 new branches.

Market Area

We are headquartered in West Palm Beach, Florida, and conduct our business primarily in Palm Beach, Martin, and St. Lucie Counties in Florida. To a lesser extent, we conduct business in Indian River County. At December 31, 2002, we had 40 offices in our market area, of which 35 were located in Palm Beach County, three were located in Martin County and two were located in St. Lucie County. Palm Beach, Martin and St. Lucie Counties are located in southeastern Florida, an area that has experienced considerable growth and development since the 1960s. This three-county area had a total population of 1.5 million as of December 31, 2002. Due to a moderation of economic growth and migration into our market area, management believes that the growth of our market area will be more moderate in the future.

Our market area includes a mix of rural and urban areas. The strength of the southeast Florida economy depends significantly upon government, foreign trade, tourism, and its attraction as a retirement area. Unemployment in Palm Beach County is higher than the national and State of Florida averages. Major employers in our market area include Tenet Health Care, Florida Power and Light, BellSouth and the Palm Beach County School Board.

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

Fidelity Bankshares, Inc. is the seventh largest financial institution holding company headquartered in Florida, and the largest headquartered in Palm Beach, Martin and St. Lucie counties based on total assets. Fidelity Federal Bank & Trust’s share of deposits in Palm Beach County increased from 3.1% in 1995 to 7.01% at September 30, 2002. Our 6.56% share of deposits in Palm Beach, Martin and St. Lucie counties ranked us fifth among financial institutions in the three county area at September 30, 2002, the most recent date for which market share data is available.

Lending Activities

General. Historically, our principal lending activity has been the origination of fixed rate and adjustable rate mortgage loans collateralized by one- to four-family residential properties located in our market area. We currently originate both fixed rate mortgage loans and adjustable rate mortgage (“ARM”) loans for retention in our loan portfolio. The majority of our mortgage loans are eligible for sale in the secondary mortgage market. We also originate loans secured by commercial real estate and multi-family residential real estate, construction loans, commercial business loans and consumer loans. In recent years, we have increased our commercial real estate, commercial business and consumer lending.

In an effort to manage interest rate risk, we make our interest-earning assets more interest-rate sensitive by originating adjustable rate loans, such as ARM loans and short- and medium-term consumer loans, including home equity loans. We also purchase both fixed rate and adjustable rate mortgage-backed securities. At December 31, 2002, approximately $1.1 billion, or 54.8%, of our total loan portfolio, and $37.6 million, or 34.2%, of our mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. We originate fixed rate mortgage loans generally with 15- to 30-year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate and adjustable rate residential mortgage loans generally are originated and underwritten according to standards that allow us to resell such loans in the secondary mortgage market for the purpose of managing interest rate risk and liquidity. We periodically sell both, on a servicing released and servicing retained basis and without recourse to us, a portion of our residential loans which have terms to maturity of fifteen years and greater. Generally, we retain in our portfolio all consumer, commercial real estate and multi-family residential real estate loans.

Composition of Loan Portfolio. Set forth below are selected data relating to the composition of our loan portfolio by type of loan as of the dates indicated. Also set forth below is the aggregate amount of our investment in mortgage-backed securities at the dates indicated.

	At December 31,
	1998		1999		2000		2001		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family(1)	$828,929	84.8%	$925,384	79.5%	$918,142	67.4%	$944,046	59.7%	$1,062,956	54.9%
Construction loans	53,515	5.5	63,589	5.5	177,065	13.1	284,495	18.0	364,346	18.8
Land loans	8,583	0.9	9,763	0.8	14,421	1.0	25,627	1.6	29,181	1.5
Commercial	62,399	6.4	94,490	8.1	122,733	9.0	244,620	15.5	413,775	21.4
Multi-family	12,272	1.2	23,772	2.0	21,254	1.6	43,701	2.8	45,279	2.3

Total real estate loans	965,698	98.8	1,116,998	95.9	1,253,615	92.1	1,542,489	97.6	1,915,537	98.9

Other loans:
Consumer(2)	48,270	4.9	60,281	5.2	85,407	6.3	105,077	6.6	141,343	7.3
Commercial business	46,958	4.8	94,157	8.1	152,524	11.2	132,881	8.4	146,205	7.6

Total other loans	95,228	9.7	154,438	13.3	237,931	17.5	237,958	15.0	287,548	14.9

Total loans receivable	1,060,926	108.5	1,271,436	109.2	1,491,546	109.6	1,780,447	112.6	2,203,085	113.8

Less:
Undisbursed loan proceeds	84,155	8.6	106,232	9.1	128,116	9.4	194,662	12.3	260,380	13.5
Unearned discount and net deferred fees (costs)	(3,621)	(0.4)	(2,826)	(0.2)	(2,707)	(0.2)	(2,289)	(0.1)	(1,612)	(0.1)
Allowance for loan losses	3,226	0.3	3,609	0.3	4,905	0.4	6,847	0.4	8,318	0.4

Total loans receivable -net	$977,166	100.0%	$1,164,421	100.0%	$1,361,232	100.0%	$1,581,227	100.0%	$1,935,999	100.0%

Mortgage-backed securities	$389,263		$336,212		$283,993		$201,533		$109,755

(1)	Includes participations of $2.2 million, $1.5 million, $1.1 million, $699,000 and $425,000 at December 31, 1998, 1999, 2000, 2001 and 2002 respectively.
(2)	Includes primarily home equity lines of credit, second mortgages and automobile loans. At December 31, 2001 and 2002, the disbursed portion of equity lines of credit totaled $40.2 million and $83.5 million, respectively.

Loan and Mortgage-Backed Securities Contractual Terms to Maturity. The following table sets forth certain information as of December 31, 2002, regarding the dollar amount of loans and mortgage-backed securities maturing in our portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances, less loans in process, and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

	Within 1 Year	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years to 10 Years	Over 10 Years to 20 Years	Beyond 20 Years	Total
	(In Thousands)
Real estate loans:
One- to four-family residential(1)	$210,695	$85,915	$233,245	$40,639	$341,821	$351,963	$1,264,278
Commercial, multi-family and land	366,998	1,914	3,620	3,695	18,176	—	394,403
Consumer and commercial business loans(2)	195,550	23,037	28,974	18,395	18,068	—	284,024

Total loans receivable(3)	$773,243	$110,866	$265,839	$62,729	$378,065	$351,963	$1,942,705

Mortgage-backed securities	$37,614	$—	$—	$4,976	$30,245	$35,222	$108,057

(1)	Includes construction loans.
(2)	Includes commercial business loans of $142.7 million.
(3)	Excludes unearned discount and net deferred fees and allowance for loan losses and is shown net of undisbursed loan proceeds.

The following table sets forth at December 31, 2002, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities due or repricing after December 31, 2003.

	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$740,820	$312,758	$1,053,578
Commercial, multi-family and land	24,023	3,382	27,405
Consumer and commercial business loans(1)	88,474	—	88,474

Total	$853,317	$316,140	$1,169,457

Mortgage-backed securities	$70,443	$—	$70,443

(1)	Includes commercial business loans of $32.2 million.

One- to Four-Family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, residential mortgage loans secured by properties located in our market area. During 1995, we also began to originate one- to four-family residential loans secured by properties outside of our market area. These loans, which were originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2002, $1.1 billion, or 54.9%, of our total loans receivable consisted of one- to four-family residential mortgage loans. Of this amount, $412.2 million are secured by properties located outside of our market area, all of which are located in Florida.

We currently offer one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, and loan products offered by our competitors. Therefore, even if management’s strategy is to emphasize originating ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. ARM loans originated and purchased totaled $210.1 million and $163.2 million during the years ended December 31, 2001 and 2002, respectively.

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

We currently offer ARM loans with initial interest rate adjustment periods of one, three, five, seven and ten years, based on changes in a designated market index. After the initial interest rate adjustment period, our one-, three-, five-, seven- and ten-year ARM loans give the borrower the option of converting the ARM loan to a fixed rate mortgage for the remaining term of the loan at the prevailing interest rate for comparable fixed rate mortgages at the time of the conversion. The interest rate on one year ARM loans and on the three-, five- and seven-year ARM loans that are not converted to fixed rate mortgage loans, adjusts annually with an annual interest rate adjustment limit of 200 basis points and with a maximum lifetime interest rate adjustment limit of 600 basis points above the initial interest rate. The interest rate on all owner-occupied one- to four-family ARM loans is 275 to 325 basis points above the appropriate United States Treasury security rates used as the index for ARM originations. We originate ARM loans with initially discounted rates, which vary depending upon whether the initial interest rate adjustment period is one, three, five, seven or ten years. We determine whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. The outstanding principal balance of one- to four-family residential ARM loans, including construction ARM loans totaled $492.4 million, or 25.4%, of our total loan portfolio at December 31, 2002.

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

Construction and Land Loans. At December 31, 2002, $364.3 million, or 18.8% of our total loans receivable consisted of residential construction loans, of which $172.7 million had been disbursed. We currently offer fixed rate and adjustable rate residential construction loans primarily for the construction of owner-occupied, single-family residences. These loans generally are offered to builders who have a contract for sale of the property, and to owners who have a contract for construction of the property. In addition, we make construction loans to builders where the home is not under contract for sale to a buyer at the time the loan is closed. The gross amount of loans to these builders totaled $112.7 million, of which $61.5 had been disbursed at December 31, 2002. Construction loans are generally structured to become permanent mortgage loans once the construction is completed, and are originated with terms of up to 30 years with an allowance of up to one year for construction. Construction loans require the payment of interest only during the construction period. Funds are disbursed as construction is completed. Construction loans originated prior to December 31, 1999 generally had adjustable interest rates during the construction phase and converted either to a fixed rate mortgage loan or remained an adjustable rate mortgage loan at the end of the construction period. We also make construction loans with fixed rates of interest. Substantially all of our construction loans are secured by properties located in our market area.

In addition, we originate land loans that are secured by unimproved or improved lots. At December 31, 2002, $29.2 million, or 1.5% of our total loans receivable, consisted of land loans. Land loans are currently offered with one-year adjustable rates for terms of up to 15 years. The maximum loan-to-value ratio for our land loans is 80%. We currently use the applicable United States Treasury securities rate as our index on newly originated land loans. Initial interest rates may be below the fully indexed rate. Substantially all of our land loans are secured by properties located in our market area.

Construction loans and land loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. The repayment of the construction loan often depends upon the successful completion of the construction project. Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower’s ability to repay the loan.

Multi-Family Residential Real Estate Loans. At December 31, 2002 $45.3 million, or 2.3% of our total loans receivable consisted of multi-family residential real estate loans. At December 31, 2002, we had 87 loans secured by multi-family properties, and substantially all of our multi-family residential real estate loans are secured by properties located within our market area. At December 31, 2002, our multi-family residential real estate loans had an average principal balance of $604,000 and the largest multi-family residential real estate loan had a principal balance of $12.1 million. Multi-family residential real estate loans currently are offered with adjustable interest rates, although in the past we originated fixed rate multi-family real estate loans. The terms of each multi-family residential real estate loan are negotiated on a case-by-case basis. These loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap, and an interest rate floor equal to the initial rate. Multi-family residential real estate loans generally amortize over 15 to 25 years. We may offer initial discount rates depending on market conditions, but generally the initial interest rate on multi-family residential real estate loans is tied to an applicable United States Treasury bill rate. Our originations of multi-family loans have been limited in recent years.

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

Loans secured by multi-family residential real estate generally have more credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of the local economy on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family properties is typically dependent upon the successful operation of the real property securing the loan. If the cash flow from the multi-family property is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial Real Estate Loans. The outstanding principal balance of loans secured by commercial real estate constituted approximately $413.8 million, or 21.4% of our total loans receivable, at December 31, 2002. Our commercial real estate loans are secured by land or improved property such as offices, small business facilities, strip shopping centers, warehouses and other non-residential buildings. Commercial real estate loans are originated for up to 80% of the appraised value of the property securing the loan. At December 31, 2002, substantially all of our commercial real estate loans were secured by properties located within our market area. At December 31, 2002, our commercial real estate loans had an average principal balance of $1.1 million. At that date, our largest commercial real estate loan outstanding had a principal balance of $16.0 million and was secured by commercial property located in Palm Beach County, Florida. At December 31, 2002, this loan was performing in accordance with its terms. Commercial real estate loans are currently offered with adjustable rates. In the past we also offered fixed rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis. Generally, these loans have adjustable interest rates tied to a market index, with a 600 basis point lifetime interest rate cap, and a 200 basis point interest rate floor below the initial interest rate. We may choose to offer initial discount rates depending on market conditions. We use the applicable United States Treasury bill rate as our index on newly originated loans. Our commercial real estate loans generally have terms of 15 to 25 years.

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

Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the property securing the loan. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. However, loans secured by commercial real estate generally have higher interest rates than loans secured by one-to four-family residential real estate.

Consumer Loans. As of December 31, 2002, consumer loans totaled $141.3 million, or 7.3% of our total loans receivable. The principal types of consumer loans that we offer are home equity lines of credit, adjustable and fixed rate second mortgage loans and automobile loans. We also offer boat loans and loans secured by deposit accounts and, to a much lesser extent, unsecured loans. We do not offer credit card loans. Consumer loans are offered on a fixed rate and adjustable rate basis with maturities generally of less than fifteen years. Our home equity lines of credit and second mortgages are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90%. Such loans are offered on an adjustable-rate or fixed rate basis with terms of up to twenty years. At December 31, 2002, the disbursed portion of home equity lines of credit totaled $83.5 million, or 59.1% of consumer loans.

Our underwriting standards for consumer loans include a review of the borrower’s credit history and an assessment of the borrower’s ability to meet existing obligations and payments on the proposed loan. The stability of the borrower’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the borrower is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount, and in the case of home equity lines of credit and second mortgage loans, we obtain a title guarantee or an opinion as to the validity of title.

Consumer loans generally have shorter terms and higher interest rates than one-to four-family residential loans. However, consumer loans have more credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. We add a general provision on a regular basis to our consumer loan loss allowance, based on general economic conditions and prior loss experience. See “—Delinquent Loans and Classified Assets—NonPerforming Assets” for information regarding our loan loss experience and reserve policy.

Commercial Business Loans. We also offer commercial business loans to businesses in our market area. Historically, we have offered commercial business loans as a customer service to business account holders. However, our strategy is to substantially increase our loans and services to commercial business enterprises. To support this strategy, we have hired additional lenders with commercial business lending expertise. The outstanding principal balance of our largest commercial business loan at December 31, 2002 totaled $10.0 million, and was secured by vacant land located in Palm Beach County, Florida. At December 31, 2002, we had 636 commercial business loans outstanding with an aggregate balance of $146.2 million, or 7.6% of our total loans receivable. The average commercial business loan balance was approximately $230,000. Commercial business loans are generally offered with adjustable interest rates only, which are tied to The Wall Street Journal prime interest rate, plus up to 300 basis points. The loans are offered with prevailing terms of five years, but may range up to 15 years. In addition, we offer Small Business Administration loans.

Our underwriting standards for commercial business loans include a review of the borrower’s credit history and an assessment of the borrower’s ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant’s business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.

Commercial business loans generally bear higher interest rates and shorter terms than one-to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business. We generally obtain personal guarantees from the borrower or a third party as a condition to the origination of commercial business loans. We generally obtain the personal guarantee of all persons with an equity interest in the business that is obtaining a commercial business loan. Furthermore, in order to reduce the risks associated with the origination of commercial business loans, a substantial portion of our commercial business loans are also secured by real estate and business assets owned by the borrower.

Loan Originations, Purchases, Sales, Processing, and Commitments. Our new loan originations come from a number of sources including real estate broker referrals, existing customers, borrowers, builders, attorneys, and “walk-in” customers. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, we obtain an appraisal of the real estate intended to secure the proposed loan. We check the loan application file for accuracy and completeness, and we verify the information provided. All loans of up to $322,700 may be approved by any one of our senior loan underwriters; loans between $322,700 and $500,000 must be approved by any one of our designated senior lending officers; loans between $500,000 and $1,500,000 must be approved by at least two of our designated senior lending officers; and loans in excess of $1,500,000 must be approved by at least three members of the Board of Directors acting as a loan committee. These limits are reduced for unsecured loans. The loan committee meets as needed to review and verify that loan approvals by management are within the scope of management’s authority. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2002, we had commitments to originate and purchase $203.8 million of loans.

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

Borrowers who refinance an existing loan must satisfy our underwriting criteria at the time they apply to refinance their loan, and must have been current in their loan payments for a minimum of one year. Approximately 2.83% of our loan originations during the year ended December 31, 2002, represented the refinancing of loans that we hold. Refinancings have resulted in a decrease in our interest rate spread.

The Bank also allows borrowers to apply for a modification of their existing loan rate for a fee. These borrowers must satisfy our underwriting criteria at the time of application and modification. Modifications do not allow for an increase in the outstanding principal balance of the loan. The new rate on these loans is normally 1/8 percent higher than the current rate for a new loan. During the year ended December 31, 2002, we modified approximately $217.0 million in existing loans. Modifications decreased the yield on our loan portfolio which in turn decreased our interest rate spread.

In connection with local mortgage brokers, we have established a mortgage loan broker solicitation program to supplement our internal originations of one- to four-family residential mortgage loans. Under this program, which is limited to the origination of one- to four-family residential mortgage loans, prospective borrowers complete loan applications which are provided by mortgage brokers. All loans obtained in this manner are reviewed by our underwriting department in accordance with our customary underwriting standards. Total originations from all sources under the mortgage loan broker solicitation program during 2001 and 2002 were $80.5 million and $87.9 million, respectively.

We have a correspondent relationship with the wholly-owned mortgage subsidiary of a major South Florida builder-developer, who has substantial operations in our local service area, whereby the mortgage company originates, processes and closes home mortgages resulting from the sale of the developer’s inventory of homes. The mortgage files are sent to our underwriting department and reviewed in accordance with our customary underwriting standards and, if we approve the loans, we will issue a commitment to purchase the loan from the mortgage company. We are not obligated to purchase any loans that are presented for our review. Purchases are accomplished by assignment of the mortgage from the mortgage company to Fidelity Federal Bank & Trust. We purchased $35.1 million and $53.0 million, respectively, of loans from this provider during the years ended 2001 and 2002.

We also originate one- to four-family residential real estate loans secured by properties located outside of our market area. These loans, which are originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2002, $1.4 billion, or 73.7%, of our total loans receivable consisted of loans, including residential construction loans, that were secured by one- to four-family residential real estate loans. Of this amount, $412.2 million were secured by properties located outside of our market area.

We also purchase mortgage loans which are collateralized by residential real estate located primarily in Florida, although we have in the past purchased loans collateralized by properties located outside of Florida. Generally, we only purchase residential loans that are underwritten to Freddie Mac or Fannie Mae guidelines. Commercial real estate loans that we may purchase must satisfy the underwriting standards of commercial real estate loans we originate. At December 31, 2002, $110.6 million, or 5.0% of all loans in our total loan portfolio, consisted of purchased loans. Of this amount, $4.5 million represented our interest in purchased loan participations. Our largest loan participation was a $2.3 million interest in a loan secured by residential real estate in Palm Beach County, Florida.

We have not typically originated loans for sale. On occasion, we have sold loans where the borrower is located outside of our market area. Commencing in 2003, we plan to begin regular sales of mortgage loans into the secondary markets. Generally, these sales will be on a servicing released basis for loans on properties outside our market area. The servicing will generally be retained on sold loans where the property is within our market area.

Originations, Purchases and Sales of Loans. The table below shows our loan origination, purchase and sales activity for the periods indicated. This table is presented on a gross loan receivable basis.

	Year Ended December 31,
	2000	2001	2002
	(In Thousands)
Loan receivable-gross, beginning of period	$1,271,436	$1,491,546	$1,780,447

Originations:
Real estate:
One- to four-family residential(1)	239,612	373,218	535,360
Land loans	16,356	43,363	52,727
Commercial	37,428	76,301	179,333
Multi-family	5,701	10,048	19,538
Other loans:
Consumer	66,040	73,496	118,777
Commercial business	158,873	222,224	158,299

Total originations	524,010	798,650	1,064,034

Transfer of mortgage loans to foreclosed real estate	(308)	(575)	(680)
Loan purchases	27,164	35,063	47,167
Repayments	(307,856)	(508,634)	(682,811)
Loan sales	(22,900)	(35,603)	(5,072)

Net loan activity	220,110	288,901	422,638

Total loans receivable-gross, end of period	$1,491,546	$1,780,447	$2,203,085

(1)	Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.

Loan Origination Fees and Costs and Other Income. In addition to interest earned on loans, we may also charge a fee, often expressed as a percentage of the principal amount of the loan, at the time the loan is originated. To the extent that loans are originated or acquired for our portfolio, Statement of Financial Accounting Standards (“SFAS”) 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases” requires that we defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2002, we had $5.5 million of deferred loan origination fees, and $7.1 million of deferred loan origination costs. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

We also receive other fees and, service charges that consist primarily of deposit transaction account service charges, late payment charges, credit card fees, fees from the sale of insurance and annuity products and income from real estate owned operations. We recognized fees and service charges of $8.5 million, $11.9 million and $15.7 million for the years ended December 31, 2000, 2001 and 2002.

Loans-to-One Borrower. Federal savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2002, our largest outstanding loan relationship with one borrower totaled $24.6 million. These loans are secured by various residential and commercial properties in northern Palm Beach County, Florida. At that date, our second largest lending relationship totaled $20.6 million and is secured by commercial properties in Palm Beach County, Florida and land in Orange County, Florida. Our third largest lending relationship totaled $16.0 million, and is secured by commercial real property under development in Palm Beach County,

Florida. Our fourth largest lending relationship totaled $14.4 million and is secured by residential real property under development in Broward County, Florida. Our fifth largest lending relationship totaled $12.9 million and is secured by commercial real property in Palm Beach County, Florida. All of the loans comprising these lending relationships are performing in accordance with their terms. Our regulatory limit on the maximum total loans to a single or related group of borrowers was $28.3 million at December 31, 2002.

Mortgage-Backed Securities

We also invest in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities consist primarily of fixed rate mortgage-backed securities issued or guaranteed by Fannie Mae or Freddie Mac. At December 31, 2002 our mortgage-backed securities had a market value of $109.8 million. Our objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and our level of liquidity. Mortgage-backed securities are more liquid than whole loans and can be readily sold in response to market conditions and changing interest rates. Mortgage-backed securities purchased by us also have lower credit risk than mortgage loans because principal and interest are either insured or guaranteed by the United States Government or agencies thereof.

The following table shows our purchases and sales of mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2000	2001	2002
	(In Thousands)

Mortgage-backed securities at beginning of period	$336,212	$283,993	$201,533
Purchases	—	—	37,054
Sales	(17,396)	(13,753)	(4,392)
Repayments	(37,634)	(72,682)	(124,275)
Discount (premium) amortization	(718)	(1,115)	(739)
Increase (decrease) in market value of securities held for sale in accordance with SFAS 115	3,529	5,090	574

Mortgage-backed securities at end of period	$283,993	$201,533	$109,755

The following table sets forth the allocation of fixed and adjustable rate mortgage-backed securities for the periods indicated.

	At December 31,
	2000		2001		2002
	$	%	$	%	$	%
	(Dollars In Thousands)

Mortgage-backed securities, net:
Adjustable:
FreddieMac	$77,065	27.00%	$54,938	27.15%	$28,012	25.42%
FannieMae	28,305	9.92	21,050	10.40	4,527	4.11
GinnieMae	—	—	—	—	5,009	4.55

Total adjustable	105,370	36.92	75,988	37.55	37,548	34.08

Fixed:
FreddieMac	96,364	33.76	67,025	33.12	27,568	25.02
FannieMae	70,432	24.67	49,990	24.71	41,640	37.79
GinnieMae	11,827	4.14	8,530	4.22	2,999	2.72

Total fixed	178,623	62.57	125,545	62.05	72,207	65.53

Accrued interest	1,466	0.51	807	0.40	428	0.39

Total mortgage-backed securities, net	$285,459	100.00%	$202,340	100.00%	$110,183	100.00%

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

Real estate that we acquire as a result of foreclosure or by the deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against our earnings. Any subsequent write-down of REO is also charged against earnings. At December 31, 2002, we had an insignificant amount of property that was acquired as the result of foreclosure and classified as REO. At December 31, 2002, we had nonperforming assets of $6.6 million, and a ratio of nonperforming assets to total assets of 0.27%.

The following table sets forth information regarding our non-accrual mortgage loans delinquent 90 days or more, non-accrual consumer and commercial business loans delinquent 60 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, we fully reserve all accrued interest thereon and cease to accrue interest thereafter. For all the dates indicated, we did not have any material restructured loans within the meaning of SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

	At December 31,
	1998	1999	2000	2001	2002
	(Dollars in Thousands)

Delinquent Loans:
One- to four-family residential	$3,687	$4,080	$3,222	$2,534	$4,508
Commercial and multi-family real estate	51	—	—	—	—
Consumer and commercial business loans(1)	170	264	1,762	2,476	2,082

Total delinquent loans	3,908	4,344	4,984	5,010	6,590
Total REO	907	775	27	219	—

Total nonperforming assets	$4,815	$5,119	$5,011	$5,229	$6,590

Total nonperforming loans to net loans receivable(1)	0.40%	0.37%	0.37%	0.32%	0.34%
Total nonperforming loans to total assets(1)	0.25%	0.25%	0.26%	0.23%	0.27%
Total nonperforming loans and REO to total assets	0.31%	0.30%	0.26%	0.24%	0.27%

(1)	Includes consumer and commercial business loans delinquent 60 days or more.

During the year ended December 31, 2002, gross interest income of approximately $367,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the periods. No interest income on non-accrual loans was included in income during 2002.

The following table sets forth information with respect to loans past due 60-89 days in our portfolio at the dates indicated.

	At December 31,
	1998	1999	2000	2001	2002
	(In Thousands)

Loans past due 60-89 days:
One- to four-family residential	$2,049	$2,538	$4,711	$5,086	$4,997
Consumer and commercial business loans	8	123	84	1,696	286
Land loans	11	—	—	16	—

Total past due 60-89 days	$2,068	$2,661	$4,795	$6,798	$5,283

Classification of Assets. Federal regulations provide that loans and other assets, such as debt and equity securities, that are of lesser quality, must be classified as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that these weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuation as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated “special mention” by management.

When we classify problem assets as either substandard or doubtful, we are required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. Our determination of which assets are classified, and the amount of the valuation allowances that we establish as a result of asset classification is subject to review by the Office of Thrift Supervision, which can direct us to increase our general or specific loss allowances. We regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table sets forth the aggregate amount of our classified assets at the dates indicated. We had no assets classified as doubtful at the dates indicated.

	At December 31,
	2000	2001	2002
	(In Thousands)

Substandard assets(1)	$4,939	$6,570	$8,150
Loss assets	54	493	171

Total classified assets	$4,993	$7,063	$8,321

(1)	Includes real estate owned.

The following table sets forth information regarding our delinquent loans and REO, net of specific valuation allowances at December 31, 2002.

	Balance	Number
	(Dollars In Thousands)
Residential real estate loans:
Loans 60 to 89 days delinquent	$4,997	47
Loans more than 89 days delinquent	4,508	30
Commercial and multi-family real estate loans:
Loans 60 to 89 days delinquent	—	—
Loans more than 89 days delinquent	—	—
Land loans:
Loans 60 to 89 days delinquent	—	—
Loans more than 89 days delinquent	—	—
Consumer and commercial business loans:
60 days or more delinquent	2,082	27
Real estate owned	—	—

Total	$11,587	104

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

The formula allowance is calculated by applying loss factors to outstanding loans based on an internal risk grading of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based primarily on our historical loss experience and may be adjusted for other significant conditions that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date. During the past five years we have not made any changes to our methodology for calculating of the allowance for loan losses.

The conditions that we evaluate in connection with establishing the allowance for loan losses include the following:

•	general economic and business conditions affecting our key lending areas;

•	credit quality trends (including trends in nonperforming loans expected to result from existing conditions);

•	collateral values;

•	loan volumes and concentrations;

•	seasoning of the loan portfolio;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the loan portfolio;

•	duration of the current business cycle; and

•	bank regulatory examination results.

Where any of these conditions is not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the allowance.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed in respect to the losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The historical loss experience model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our recent loss experience. Similarly, by basing the pass graded loss factors on historical loss experience, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted, if necessary, quarterly based upon the level of net charge-offs expected by management. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant conditions which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that becomes available.

The allowance also incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosure related to impaired loans. A loan is considered impaired when we determine that it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting an allocation of the existing allowance for loan losses. See Note 6 to the Notes to the Consolidated Financial Statements.

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

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required. Further, as we expand our portfolio of commercial real estate and loans that are not secured by real estate, which have a higher risk of loss than single family mortgage loans, we expect to provide greater allowances for loan losses than we have considered necessary in the past.

Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At December 31,
	1998	1999	2000	2001	2002
	(Dollars in Thousands)
Total net loans receivable outstanding	$977,166	$1,164,421	$1,361,232	$1,581,227	$1,935,999

Average net loans receivable outstanding	$917,647	$1,067,107	$1,272,362	$1,561,569	$1,745,639

Allowance balance (at beginning of period)	$3,294	$3,226	$3,609	$4,905	$6,847

Provision for losses:
Residential real estate	637	(734)	(126)	823	491
Commercial and multi-family residential real estate	335	(16)	138	521	1,379
Land loans	22	(42)	(146)	114	—
Consumer and commercial business	(917)	1,255	1,462	596	116

Total provisions for losses	77	463	1,328	2,054	1,986

Charge-offs:
Residential real estate	(73)	(59)	(90)	(43)	(176)
Commercial and multi-family residential real estate	(22)	(21)	—	—	—
Land loans	(28)	(16)	—	—	—
Consumer and commercial business	(39)	(11)	(52)	(74)	(399)

Total charge-offs	(162)	(107)	(142)	(117)	(575)

Recoveries:
Residential real estate	17	27	7	3	28
Commercial and multi-family residential real estate	—	—	—	—	—
Land loans	—	—	—	—	—
Consumer and commercial business	—	—	103	2	32

Total recoveries	17	27	110	5	60

Allowance balance (at end of period)	$3,226	$3,609	$4,905	$6,847	$8,318

Allowance for loan losses as a percent of net loans receivable at end of period	0.33%	0.31%	0.36%	0.43%	0.43%
Net loans charged-off as a percent of average loans outstanding	0.01%	0.01%	0.01%	0.01%	0.03%
Ratio of allowance for loan losses to total non-performing loans at end of period	82.55%	83.08%	98.41%	136.67%	126.21%
Ratio of allowance for loan losses to total non-performing loans, REO and in-substance foreclosures at end of period	67.00%	70.50%	97.88%	130.94%	126.21%

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

	At December 31,
	1998		1999		2000		2001		2002
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans In Each Category to Total Loans	Amount	% of Loans In Each Category to Total Loans	Amount	% of Loans In Each Category to Total Loans	Amount	% of Loans In Each Category to Total Loans
	(Dollars in Thousands)
Balance at end of period applicable to:
One- to four-family residential mortgage	$1,941	78.13%	$1,075	72.78%	$722	67.60%	$1,241	53.02%	$836	48.24%
Construction	188	5.04	287	5.00	432	5.83	696	15.98	977	16.54
Commercial real estate	613	5.88	607	7.43	749	8.23	1,226	11.41	2,628	18.78
Multi-family residential	140	1.16	110	1.87	106	1.42	149	1.69	97	2.06
Land loans	203	0.81	146	0.77	—	0.96	114	1.44	114	1.32
Consumer	77	4.55	473	4.74	700	5.73	821	5.90	980	6.42
Commercial business	64	4.43	911	7.41	2,196	10.23	2,600	10.56	2,686	6.64

Total allowance for loan losses	$3,226	100.00%	$3,609	100.00%	$4,905	100.00%	$6,847	100.00%	$8,318	100.00%

Investment Activities

Under federal regulations, we must maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. See “Regulation—Federal Regulation of Savings Institutions—Liquidity” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. We generally maintain a portfolio of liquid assets that exceeds regulatory requirements. Our liquidity levels may increase or decrease depending upon the yields available on alternative investments and upon management’s judgment as to the attractiveness of those yields relative to other opportunities, its expectation of whether more attractive yields will be available in the future, and its projections of the short term demand for funds to be used for our loan originations and other activities.

In recent years, we increased the percentage of our assets held as investments, rather than as loans, as part of our strategy of maintaining higher levels of liquidity and improving our interest rate risk position. Our investment portfolio consists of United States Government and agency securities, corporate debt securities, municipal bonds, Federal Home Loan Bank stock and interest earning deposits. The carrying value of our investment securities totaled $201.7 million at December 31, 2002. Our interest-earning deposits due from other financial institutions with original maturities of three months or less totaled $63.5 million at December 31, 2002.

Investment Portfolio. The following tables set forth the carrying value of our investments at the dates indicated. At December 31, 2002, the market value of our investments was approximately $201.7 million. As allowed by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our investment in United States Government and agency obligations as available for sale. As a result, such securities are now presented at fair value, as determined by market quotations. The market value of investments includes interest-earning deposits and Federal Home Loan Bank stock at book value, which approximates market value.

	At December 31,
	2000	2001	2002
	(In Thousands)
U.S. Government and agency obligations	$32,020	$93,171	$89,210
Investment in trust preferred securities	38,230	36,138	35,384
Municipal bonds	2,102	1,351	669
Interest-earning deposits	56,426	43,347	63,488
Federal Home Loan Bank stock	14,718	14,577	12,919

Total investments	$143,496	$188,584	$201,670

In 1998 we began to diversify our investments in mortgage-backed securities by purchasing investment grade, floating rate trust preferred securities of other financial institutions. In making these investments, we relied on regulations which permit an investment of up to 35% of our assets in “commercial paper and corporate debt securities.” In November 1998, the Office of Thrift Supervision issued Thrift Bulletin TB-73, which, among other things, stated concerns over investment in trust preferred securities. These concerns included increased interest rate risks, because trust preferred securities generally carry fixed interest rates and some of these securities may have their maturities extended at the issuer’s option. As a result, the Office of Thrift Supervision adopted limitations on investment in trust preferred securities to 15% of a federal savings bank’s equity capital. A savings bank may appeal this Office of Thrift Supervision regulatory limitation under certain circumstances.

At December 31, 2002, our investment in trust preferred securities totaled $35.4 million, or 1.5% of total assets and 18.9% of our regulatory capital. Our investment policy specifically limits our investment in trust preferred securities to $50.0 million, and requires that the securities be investment grade and floating rate to decrease our interest rate risk. We have asked the Office of Thrift Supervision to permit us to maintain our investment in trust preferred securities at current levels. We noted in our appeal that our investments had floating interest rates and that the issuers did not have the option to extend the maturities. The Office of Thrift Supervision has approved our request to maintain our current level of investment in trust preferred securities, but has not approved an increase in our investment.

Investment Portfolio Maturities. The following table sets forth the scheduled maturities, amortized cost, market values and average yields of our investment securities at December 31, 2002.

	At December 31, 2002
	One Year or Less		One to Three Years		Three to Five Years		Over Five Years		Total
	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Market Value	Average Life in Years(1)	Annualized Weighted Average Yield
	(Dollars in Thousands)
Investment securities:
U.S. Government agency securities	$9,996	3.18%	$75,000	2.28%	$4,000	6.02%	$—	—%	$88,996	$89,210	1.67	2.55%
Investment in trust preferred Securities	—	—	—	—	—	—	40,740	2.23	40,740	35,384	22.48	2.23
Municipal bonds	140	3.80	265	3.86	236	3.80	—	—	641	669	2.58	3.82
Federal Home Loan Bank stock(2)	12,919	5.25	—	—	—	—	—	—	12,919	12,919	—	5.25
Interest-earning Deposits	63,488	1.00	—	—	—	—	—	—	63,488	63,488	—	1.00

Total	$86,543	1.89%	$75,265	2.29%	$4,236	5.90%	$40,740	2.23%	$206,784	$201,670	8.18	2.18%

(1)	Total weighted average life in years is calculated only on United States Government agency securities, investment in trust preferred securities and municipal bonds.
(2)	Federal Home Loan Bank stock has no stated maturity, and the interest rate is adjustable.

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

Our deposit growth has benefitted from the expansion of our branch network to 40 branches at December 31, 2002. During this time, the growth in our checking accounts and savings accounts exceeded the growth in our certificates of deposit. Certificates of deposits generally are higher cost, and more interest rate sensitive deposits than checking and savings accounts. At December 31, 2002, certificate of deposit accounts comprised 40.4% of our total deposits, as compared to 71.1% of our total deposits at December 31, 1998.

Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of our deposit portfolio as of December 31, 2002.

Weighted Average Interest Rate	Minimum Term	Checking and Savings Deposits	Minimum Amount	Balances	Percentage of Total Deposits
			(In Thousands)
0.00%	None	Non-interest bearing demand	$—	$209,695	11.05%
1.35	None	Interest bearing checking accounts	100	388,179	20.45
1.67	None	Passbooks and statement savings	100	340,709	17.95
1.63	None	Money market accounts	2,500	192,003	10.11

		Certificates of Deposit
2.77	0 - 3 months	Fixed term, fixed rate	1,000	177,649	9.36
2.70	3 - 6 months	Fixed term, fixed rate	1,000	157,380	8.29
2.37	6 - 12 months	Fixed term, fixed rate	1,000	170,029	8.96
3.54	12 - 36 months	Fixed term, fixed rate	1,000	206,517	10.88
4.36	36 - 60 months	Fixed term, fixed rate	1,000	55,977	2.94
3.20	Greater than 60 months	Fixed term, fixed rate	1,000	203	0.01

	Total			$1,898,341	100.00%

Set forth below is information regarding the average balance, cost and weighted average interest rate on our deposits for the periods indicated.

	Years Ended December 31,
	2000			2001			2002
DEPOSIT TYPE	Average Balances	Interest Expense	Weighted Average Interest Rate	Average Balances	Interest Expense	Weighted Average Interest Rate	Average Balances	Interest Expense	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest bearing demand	$91,677	$—	—%	$117,117	$—	—%	$188,606	$—	—%
Interest bearing checking accounts	138,383	1,002	0.72	162,288	1,006	0.62	299,223	4,036	1.35
Passbooks	147,348	4,371	2.97	177,482	2,936	1.65	270,999	4,337	1.60
Money market accounts	134,354	6,763	5.03	186,046	6,529	3.51	182,585	3,176	1.74
Certificates of deposit	888,368	51,754	5.83	893,715	50,320	5.63	810,903	28,804	3.55

Total	$1,400,130	$63,890	4.56%	$1,536,648	$60,791	3.96%	$1,752,316	$40,353	2.30%

The following table sets forth our certificates of deposit classified by rates as of the dates indicated.

	At December 31,
Rate	2000	2001	2002

0.00 - 1.00%	$—	$8,158	$21,078
1.01 - 2.00%	486	819	126,774
2.01 - 3.00%	—	189,044	310,644
3.01 - 4.00%	22,637	190,052	97,826
4.01 - 5.00%	18,164	283,787	173,915
5.01 - 6.00%	175,796	64,150	19,406
6.01 - 7.00%	688,678	113,468	15,789
7.01 - 8.00%	1,150	357	2,323

	$906,911	$849,835	$767,755

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2002.

	Amount Due
Rate	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years	Total
	(In Thousands)
0.00 - 1.00%	$21,076	$—	$—	$—	$2	$—	$21,078
1.01 - 2.00%	121,060	5,691	20	—	3	—	126,774
2.01 - 3.00%	246,450	51,007	13,086	38	25	38	310,644
3.01 - 4.00%	50,157	25,806	11,434	2,550	7,714	165	97,826
4.01 - 5.00%	37,209	61,390	31,029	21,851	22,426	—	173,915
5.01 - 6.00%	13,675	3,403	977	1,351	—	—	19,406
6.01 - 7.00%	13,108	279	2,395	7	—	—	15,789
7.01 - 8.00%	2,323	—	—	—	—	—	2,323

	$505,058	$147,576	$58,941	$25,797	$30,180	$203	$767,755

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002. These deposits represented 11.7% of our total deposits at December 31, 2002.

Remaining Maturity	Amount
(In Thousands)
Three months or less	$55,314
Three through six months	36,294
Six through twelve months	40,435
Over twelve months	90,524

Total	$222,567

Deposit flow details components of the increase in total deposits. The following table sets forth the net changes in our deposits for the periods indicated.

	Year Ended December 31,
	2000	2001	2002
	(In Thousands)
Deposits	$9,054,418	$10,211,384	$11,214,770
Withdrawals	8,931,174	10,174,444	10,909,963

Net increase before interest credited	123,244	36,940	304,807
Interest credited	53,064	54,565	34,098

Net increase in deposits	$176,308	$91,505	$338,905

Borrowings

Savings deposits are the primary source of funds for our lending and investment activities and for general business purposes. If the need arises, we may borrow from the Federal Home Loan Bank of Atlanta and from the Federal Reserve Bank discount window to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Loans from the Federal Home Loan Bank are typically collateralized by our Federal Home Loan Bank stock and a portion of our first mortgage loans. At December 31, 2002, we had $253.4 million of Federal Home Loan Bank advances outstanding. Our borrowings also include $28.8 million of junior subordinated debentures issued in connection with the issuance of 8.375% Cumulative Trust Preferred Securities by Fidelity Capital Trust I.

The Federal Home Loan Bank functions as a central reserve bank providing credit to us as well as other member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for loans on the security of such stock and certain of our residential mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness are met. The Federal Home Loan Bank offers several different loan programs and each loan program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. All Federal Home Loan Bank advances have fixed interest rates and mature between three months and 10 years.

	Year Ended December 31,
	2000	2001	2002
	(Dollars in thousands)
Federal Home Loan Bank advances:
Maximum month-end balance	$329,743	$290,266	$315,031
Balance at end of period	274,365	290,266	253,371
Average balance	291,691	265,459	303,016

Weighted average interest rate on:
Balance at end of period	6.30%	6.13%	6.01%
Average balance for period	6.26%	6.38%	6.08%

Subsidiary Activities

Fidelity Federal Bank & Trust has two wholly owned subsidiaries. Fidelity Realty and Appraisal Service, Inc., a Florida corporation is primarily engaged in providing appraisal services for Fidelity Federal Bank & Trust and selling our real estate owned. At December 31, 2002, Fidelity Realty and Appraisal Service, Inc. had total equity capital of $540,000, including retained earnings of $65,000. Fidelity Realty and Appraisal Service, Inc. had a net income of $99,000 for the year ended December 31, 2001, and net income of $133,000 for the year ended December 31, 2002.

Our other subsidiary, Florida Consolidated Agency, Inc., a Florida corporation doing business as Fidelity Insurance, was established in 1999. On July 16, 1999, Fidelity Insurance acquired Dunn and Noel, Inc., a full-service insurance agency based in Juno Beach, Florida. Dunn & Noel was founded in 1947, originally as Burns & Company. Fidelity Insurance operates as an independent insurance agency and licensed agents make insurance products available through Fidelity Federal Bank & Trust’s branch offices. Licensed representatives also sell a variety of investment products. Fidelity Insurance had net income of $153,000 and $237,000 for the years ended December 31, 2001 and 2002, respectively.

Fidelity Bankshares, Inc. has one subsidiary in addition to the Bank, Fidelity Capital Trust I, which was incorporated, in December 1997 as a Delaware chartered statutory business trust. Fidelity Capital Trust I was formed for the purpose of issuing 8.375% Cumulative Trust Preferred Securities (the “Preferred Securities”) which represent beneficial interests in Fidelity Capital Trust I. On January 21, 1998, Fidelity Capital Trust I completed the offer and sale of $28.75 million of Preferred Securities. In connection with the offer and sale of the Preferred Securities, Fidelity Bankshares, Inc. issued an equivalent principal amount of 8.375% Junior Subordinated Deferrable Interest Debentures which were sold to Fidelity Capital Trust I for the equivalent of the net proceeds of $27.3 million from the sale of the Preferred Securities. The Junior Subordinated Deferrable Interest Debentures are scheduled to mature on January 31, 2028, at which time the Preferred Securities will be redeemed. The annual interest expense paid on the Junior Subordinated Deferrable Interest Debentures is approximately $2.4 million.

SAIF-insured federal savings banks are required to provide 30 days advance notice to the Office of Thrift Supervision and the FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured savings bank must also provide the FDIC and the Office of Thrift Supervision such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the Office of Thrift Supervision. In addition to other enforcement, and supervision powers, the Office of Thrift Supervision may determine after notice and opportunity for a hearing that the continuation of a savings bank’s ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings bank, or (ii) is inconsistent with law and regulation. Upon the making of such a determination, the Office of Thrift Supervision may order the savings bank to divest the subsidiary or take other actions.

Personnel

As of December 31, 2002, we had 648 full-time and 54 part-time employees. None of our employees is represented by a collective bargaining group. We believe our relationship with our employees is good.

REGULATION

Fidelity Federal Bank & Trust is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision limits the activities in which Fidelity Federal Bank & Trust may engage. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. However, Fidelity Federal Bank & Trust has been advised that it is not the subject of regulatory concern as a result of its examination by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation. Fidelity Federal Bank & Trust also is a member of, and owns stock in, the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Fidelity Federal Bank & Trust also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Fidelity Federal Bank & Trust and prepares reports for the consideration of its board of directors on any operating deficiencies. Fidelity Federal Bank & Trust’s relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Fidelity Federal Bank & Trust’s mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or the United States Congress, could have a material adverse impact on the results of the operations of Fidelity Bankshares, Inc. and Fidelity Federal Bank & Trust.

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

The risk-based capital standards for federal savings banks require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighted factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core

(tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less in tangible assets other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital may not exceed 100% of core capital.

The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2002, Fidelity Federal Bank & Trust met each of its capital requirements.

Loans-to-One-Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2002, Fidelity Federal Bank & Trust was in compliance with its loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Fidelity Federal Bank & Trust is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments,” which consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2002, Fidelity Federal Bank & Trust maintained 75.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for Office of Thrift Supervision approval of a capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Any additional capital distributions would require prior Office of Thrift Supervision approval. If Fidelity Federal Bank & Trust’s capital falls below its required levels or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Fidelity Federal Bank & Trust’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

Liquidity. Fidelity Federal Bank & Trust is required to maintain liquid assets at levels considered safe and sound by the Office of Thrift Supervision. Fidelity Federal Bank & Trust’s average liquidity ratio for the quarter ended December 31, 2002 was 7.75%.

Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Fidelity Federal Bank & Trust received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

Transactions with Related Parties. Fidelity Federal Bank & Trust’s authority to engage in transactions with related parties or “affiliates” or to make loans to specified insiders is limited by Sections 23A and 23B of the Federal Reserve Act. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution, including Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain “covered” transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution’s capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Fidelity Federal Bank & Trust’s authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Fidelity Federal Bank & Trust may make to these persons based, in part, on Fidelity Federal Bank & Trust’s capital position, and requires approval procedures to be followed. At December 31, 2002, Fidelity Federal Bank & Trust was in compliance with these regulations.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all”institution-related parties,”

including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under specified circumstances.

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

Prompt Corrective Regulatory Action

Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Generally, the applicable banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories, based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution’s primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Fidelity Federal Bank & Trust.

Federal Home Loan Bank System

The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Fidelity Federal Bank & Trust, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2002, Fidelity Federal Bank & Trust was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2002, Fidelity Federal Bank & Trust was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

Fidelity Bankshares, Inc. is a non-diversified unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. A non-diversified unitary savings and loan holding company is a savings and loan holding company which controls only one subsidiary savings association and which together with all related activities represented more than 50% of the holding company’s consolidated net worth. In addition, the Office of Thrift Supervision has enforcement authority over Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to the subsidiary savings institution.

Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it may engage, provided that its subsidiary savings bank continued to be a qualified thrift lender. See “—Qualified Thrift Lender Test.” The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. Fidelity Bankshares, Inc. will not qualify to be grandfathered and will be limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulation.

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

The USA PATRIOT Act

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company’s Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company’s securities during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

TAXATION

Federal Taxation

For federal income tax purposes, Fidelity Bankshares, Inc. and its subsidiary file a consolidated federal income tax return on a calendar year basis, using the accrual method of accounting.

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Fidelity Federal Bank & Trust’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2002, Fidelity Federal Bank & Trust had a balance of approximately $7.4 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

Fidelity Bankshares, Inc. is subject to the corporate alternative minimum tax to the extent it exceeds Fidelity Bankshares, Inc.’s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an “adjusted current earnings” computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses may be limited to 90% of alternative minimum taxable income.

State Taxation

Florida Taxation. Foreign corporations, like Fidelity Bankshares, Inc., pay a 5½% tax on the portion of their net taxable income which is allocable to the State of Florida.

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

AVAILABILITY OF ANNUAL REPORT

Our Annual Report on Form 10-K may be obtained by accessing our website at www.FidelityFederal.com.

ITEM 2. PROPERTIES

Property

At December 31, 2002, we conducted our business through our main banking office located in West Palm Beach, Florida, and 40 full service branch offices located in Palm Beach, Martin and St. Lucie Counties and two loan production offices located in Palm Beach and Indian River Counties. The aggregate net book value of our premises and equipment was $67.8 million at December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Bank is periodically involved incident to our business. We believe these legal proceedings, in the aggregate, are not material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2002 to a vote of securityholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Fidelity Bankshares, Inc. common stock, is currently listed on the Nasdaq National Market under the symbol “FFFL”, and there is an established market for such common stock. At December 31, 2002, Fidelity Bankshares, Inc. had 19 market makers.

The following table sets forth the high and low bid quotations for Fidelity Bankshares, Inc. common stock and cash dividends per share declared for the periods indicated. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. This information has been obtained from monthly statistical summaries provided by the Nasdaq Stock Market. As of December 31, 2002, there were 14,860,327 shares of Fidelity Bankshares, Inc. common stock issued and outstanding, net of shares held in Treasury. At December 31, 2002, Fidelity Bankshares, Inc. had approximately 3,555 stockholders of record. High and low bid information and cash dividend information for the quarter ended March 31 and June 30, 2001 have been adjusted to reflect the second step conversion of Fidelity Bankshares, MHC on May 15, 2001.

Fiscal 2002	High Bid	Low Bid	Cash Dividend Declared
Quarter Ended December 31, 2002	$19.350	$17.200	$0.10
Quarter Ended September 30, 2002	$22.100	$16.600	$0.10
Quarter Ended June 30, 2002	$22.470	$17.700	$0.10
Quarter Ended March 31, 2002	$18.420	$15.600	$0.10

Fiscal 2001	High Bid	Low Bid	Cash Dividend Declared
Quarter Ended December 31, 2001	$18.400	$12.900	$0.10
Quarter Ended September 30, 2001	$15.350	$12.400	$0.10
Quarter Ended June 30, 2001	$14.400	$10.760	$0.10
Quarter Ended March 31, 2001	$11.794	$8.173	$0.10

ITEM 6 . SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

OF FIDELITY BANKSHARES, INC. AND SUBSIDIARY

The following tables set forth selected consolidated historical financial and other data of Fidelity Bankshares, Inc. for the periods and at the dates indicated. The information at December 31, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002, is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of Fidelity Bankshares, Inc.

	At December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$1,566,927	$1,718,933	$1,932,434	$2,136,935	$2,439,397
Loans receivable, net	977,166	1,164,421	1,361,232	1,581,227	1,935,999
Mortgage-backed securities and corporate debt securities	433,751	375,171	322,223	237,671	145,139
Investment securities(2)	66,557	61,478	105,163	152,446	166,286
Deposits	1,120,746	1,321,510	1,497,818	1,559,436	1,898,341
Total borrowings(1)	338,871	290,479	310,005	355,342	326,537
Stockholders’ equity	84,999	83,304	91,651	177,612	169,087
Book value per common share	$5.36	$5.31	$5.83	$11.25	$11.37
Tangible book value per common share	$5.18	$5.10	$5.64	$11.12	$11.23

(1)	Includes $28.8 million of junior subordinated debentures issued in connection with the issuance of 8.375% Cumulative Trust Preferred Securities by Fidelity Capital Trust I.

(2)	Includes interest-bearing deposits, government and agency securities and Federal Home Loan Bank stock.

	For the Years Ended December 31,
	1998	1999		2000		2001	2002
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$98,320	$110,925		$132,580		$138,480	$137,867
Interest expense	64,992	72,255		85,671		81,422	61,768

Net interest income	33,328	38,670		46,909		57,058	76,099
Provision for loan losses	77	463		1,328		2,054	1,986

Net interest income after provision for loan losses	33,251	38,207		45,581		55,004	74,113

Other income	8,690	12,927	(1)	13,406	(2)	13,764	16,991

Non-interest expense	29,687	36,354		45,403		55,722	63,569

Income before taxes	12,254	14,780		13,584		13,046	27,535
Income tax expense	4,842	5,666		5,063		5,166	10,737

Net income	$7,412	$9,114		$8,521		$7,880	$16,798

Income per common share:
Basic(3)	$0.46	$0.59		$0.54		$0.52	$1.12

Diluted(3)	$0.46	$0.58		$0.54		$0.51	$1.11

(1)	Includes $5.1 million from the sale of property owned by Fidelity Federal Bank & Trust.

(2)	Includes $3.7 million from the receipt and sale of 147,232 shares of John Hancock Financial common stock provided to policy holders pursuant to John Hancock Financial’s conversion from a mutual (or policy owned insurance company) to a stock insurance company.

(3)	Per share data has been adjusted to reflect the second step conversion of Fidelity Bankshares, MHC.

	At and for the Years ended December 31,
	1998	1999		2000		2001	2002
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.52%	0.55	%(1)	0.46	%(1)	0.38%	0.71%
Return on average stockholders’ equity (ratio of net income to average stockholders’ equity)	8.33%	11.04	%(1)	9.97	%(1)	5.46%	9.49%
Non-interest income to average assets	0.61%	0.78%		0.70%		0.67%	0.72%
Non-interest expense to average assets	2.08%	2.19%		2.43%		2.71%	2.71%
Net interest rate spread during the period	2.35%	2.45%		2.77%		2.55%	3.45%
Net interest margin (net interest income to average interest earning assets)	2.48%	2.47%		2.72%		2.85%	3.51%
Ratio of average interest-earning assets to average interest-bearing liabilities	102.8%	100.51%		99.21%		107.37%	102.09%
Efficiency ratio(2)	70.65%	70.46%		75.07%		78.68%	68.29%
Dividend payout ratio	84.82%	70.42%		76.34%		76.92%	35.71%

Asset Quality Ratios:
Nonperforming loans to total loans at end of period	0.40%	0.37%		0.37%		0.32%	0.34%
Allowance for loan losses to nonperforming loans at end of period	82.55%	83.08%		98.41%		136.67%	126.21%
Allowance for loan losses to total loans at end of period	0.33%	0.31%		0.36%		0.43%	0.43%
Non-performing assets to total assets at end of period	0.31%	0.30%		0.26%		0.24%	0.27%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.01%		0.00%		0.00%	0.00%

Capital Ratios:
Stockholders’ equity to total assets at end of period	5.42%	4.85%		4.77%		8.31%	6.93%
Average stockholders’ equity to average total assets	6.25%	4.96%		4.62%		7.02%	7.53%
Tangible capital to tangible assets at end of period(3)	6.65%	6.63%		6.32%		7.97%	7.68%
Core capital to adjusted tangible assets at end of period(3)	6.65%	6.63%		6.32%		7.97%	7.68%
Risk-based capital to risk-weighted assets at end of period(3)	12.23%	12.19%		11.03%		12.45%	11.01%

Other Data:
Number of branch offices at end of period	22	32		35		38	40
Number of deposit accounts at end of period	92,561	109,342		127,467		133,650	142,683

(1)	The years 1999 and 2000 include amounts of non-recurring income/expense described in the footnotes under “Selected Operating Data.” Exclusive of these items, return on average assets and return on average stockholders’ equity for 1999 and 2000, respectively, were: return on average assets: 0.36% and 0.34%; return on average equity: 7.21% and 7.27%.

(2)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income. Excluding the non-recurring income/expense items, the efficiency ratio for 1999 and 2000 was 78.23% and 80.00%, respectively.

(3)	Represents regulatory capital ratios for Fidelity Federal Bank & Trust only.

ITEM 7 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Position

Comparison of Financial Position at December 31, 2001 and December 31, 2002

Our assets increased by $302.5 million from $2.1 billion at December 31, 2001 to $2.4 billion at December 31, 2002. The increase in our assets is primarily attributable to a $354.8 million increase in net loans receivable, partially offset by a $97.2 million decrease in assets available for sale. In addition, we increased investment in office properties and equipment by $8.5 million, primarily for new office sites, but also for upgraded data processing equipment. Interest bearing deposits with the FHLB increased by $20.1 million, while all other assets increased by $16.3 million. Funds for the increase in assets were provided primarily by an increase in deposits of $338.9 million, and an increase in borrowed funds of $8.1 million. The increase in loans and deposits reflects our branch expansion in our market area. In addition, the increase in our deposits primarily reflects the growth of our interest bearing checking accounts and non-interest bearing checking accounts, which increased by $244.4 million and $40.9 million, respectively. Slightly offsetting these increases was a decrease in stockholders’ equity of $8.5 million, which resulted from repurchases of Company common stock in the amount of $20.0 million, as well as dividends paid to stockholders, partially offset by $16.8 million in net income.

Comparison of Financial Position at December 31, 2000 and December 31, 2001

Our assets increased by $204.5 million from $1.9 billion at December 31, 2000 to $2.1 billion at December 31, 2001. The increase in our assets is primarily attributable to a $220.0 million increase in net loans receivable offset by a $28.3 million decrease in cash and assets available for sale. In addition, we increased investment in office properties and equipment, primarily for new office sites, but also for upgraded data processing equipment, by $5.3 million, while all other assets increased by $7.5 million. Funds for the increase in assets were provided primarily by an increase in deposits of $61.6 million and an increase in advances from the Federal Home Loan Bank and other borrowed funds of $45.3 million. The increase in loans and deposits reflects our branch expansion in our market area. In May, 2001, we converted from a mutual holding company structure to a fully public company. As a result of this transaction, we raised $79.6 million from the sale of company common stock. Stockholders’ equity at December 31, 2001 was $177.6 million, an increase of $86.0 million from December 31, 2000. This increase consisted of net income for the year of $7.9 million, a decrease in accumulated other comprehensive loss (net of taxes) of $2.0 million, which was partially offset by dividends declared of $5.3 million and the previously mentioned $79.6 million public offering of common stock.

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

Results of operations for the years ended December 31, 2001 and 2002

General. We had net income of $16.8 million, or basic earnings per share of $1.12 for the year ended December 31, 2002. This compares to net income of $7.9 million, or basic earnings per share of $0.52, for the year ended December 31, 2001. The increase in net income of $8.9 million for the year ended December 31, 2002, as compared to 2001, is due to a number of factors. While interest income decreased to $137.9 million in 2002 from $138.5 million in 2001, interest expense also declined in 2002 to $61.8 million from $81.4 million in 2001, resulting in a 33.4% increase in net interest income, before provision for loan losses, to $76.1 million for the year ended December 31, 2002, compared to $57.1 million in 2001. Our provision for loan losses decreased to $2.0 million in 2002, compared to $2.1 million in 2001. Other income for the year ended December 31, 2002 improved to $17.0 million from $13.8 million in 2001. Our operating expenses for the year ended December 31, 2002 increased by $7.9 million, or 14.1% to $63.6 million from $55.7 million for the year ended December 31, 2001. Included in operating expenses for 2001 was a one-time charge of $1.1 million relating to our computer system conversion.

Interest income. Interest income decreased by $613,000, or 0.4%, from $138.5 million for the year ended December 31, 2001 to $137.9 million for the year ended December 31, 2002. Although the average balance of interest earning assets increased by $168.6 million, or 8.4%, in 2002, this was offset by a decline in the average yield of these assets to 6.36% in 2002, from 6.92% in 2001. The decline in average yield on our interest earning assets resulted, primarily, from the rapidly declining interest rate environment we experienced in 2001 and 2002.

Interest income from mortgage loans increased by $9.9 million, or 10.4%, from $95.2 million for the year ended December 31, 2001 to $105.1 million for the year ended December 31, 2002. This increase is attributable to an increase in the average balance of mortgage loans from $1.3 billion to $1.5 billion, which was offset by a modest decline in the yield on these assets to 7.04% from 7.11%. Interest income on consumer and commercial business loans increased slightly by $128,000, or 0.7% from $18.3 million for the year ended December 31, 2001 to $18.4 million for the year ended December 31, 2002. The average balance of consumer and commercial business loans increased by $30.0 million, or 13.4%, from $223.4 million to $253.4 million; this was offset by a significant decline in average yield on these assets from 8.18% in 2001 to 7.26% in 2002. Our average balance of mortgage-backed securities declined from $298.6 million in 2001 to $193.5 million in 2002 as we continue to allocate repayments on these assets to higher yielding loans. As a result of this decline and a decline in the average yield on mortgage-backed securities from 5.62% in 2001 to 4.14% in 2002, income from mortgage-backed securities declined $8.8 million from $16.8 million for the year ended December 31, 2001 to $8.0 million for the year ended December 31, 2002. Interest income on securities decreased by $1.6 million from $5.1 million in 2001 to $3.5 million in 2002. While the average balance of these assets increased $18.9 million, or 21.6% from $87.4 million for the year ended December 31, 2001 to $106.3 million for the year ended December 31, 2002, we incurred a significant decline in the average yield on these assets from 5.80% for 2001 to 3.27% for 2002 resulting in a decrease in interest income from these securities. Interest income on other investments, which consists of income from our investment in FHLB stock and from interest-earning deposits, declined by $238,000 from $3.1 million in 2001 to $2.9 million in 2002. Although the average balance of these assets increased by $70.7 million, or 134.5%, the average yield declined from 5.96% in 2001 to 2.35% in 2002.

Interest expense. Interest expense decreased by $19.6 million, or 24.1%, from $81.4 million for the year ended December 31, 2001 to $61.8 million for the year ended December 31, 2002. The decrease in expense is attributable to a decline in the average cost of our deposits from 3.96% in 2001 to 2.30% in 2002. The average balance of our deposits increased by $218.2 million during 2002, from $1.5 billion for the year ended December 31, 2001 to $1.8 billion for the year ended December 31, 2002, reflecting an increase in savings and checking accounts, offset by a decline in higher cost certificate of deposit balances of $82.1 million. The increase in interest expense on borrowed funds of $784,000 resulted from an increase in the average balance of borrowed funds from $328.8 million in 2001 to $372.0 million in 2002, however this impact was partially offset by a decline in the average cost of these borrowings from 6.27% to 5.76%.

Net interest income. Our net interest income increased by $19.0 million from $57.1 million for 2001 to $76.1 million in 2002. The increase reflects an increase in our net interest spread to 3.45% in 2002 from 2.55% in 2001. The ratio of our average interest earning assets to interest bearing liabilities decreased from 107.37% in 2001 to 102.09% in 2002.

Provision for loan losses. Our provision for loan losses decreased by $68,000 from $2.1 million in 2001 to $2.0 million in 2002. Our total allowance for loan losses as of December 31, 2002 was $8.3 million, and is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date which were both probable and reasonably estimable. At December 31, 2002, our ratio of non-performing loans to total loans was 0.34%.

Our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, allowances for loan losses are based on management’s estimate of losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our loan portfolio. General valuation allowances are added to our capital for purposes of computing our regulatory risk-based capital. We conduct a monthly review of our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. As we are increasing our origination of commercial business loans, consumer loans and commercial real estate loans, and such loans traditionally have a higher risk of loss than residential mortgage loans, our provision for loan losses is likely to increase in future periods.

Other income. Other income increased by $3.2 million or 23.4%, to $17.0 million in 2002 from $13.8 million in 2001. $1.7 million of this increase was from service charges on deposit accounts, which resulted from the growth of core deposits (consisting of all deposits except for certificates of deposit) from 45.5% of total deposits at December 31, 2001 to 59.6% of total deposits at December 31, 2002. Fees from other banking services, which include insurance annuity sales, trust income and appraisal services, increased by $2.2 million. These amounts were slightly offset by declines in gains on loan and securities sales of $437,000 and miscellaneous income of $214.000.

Operating expense. Operating expense for the year ended December 31, 2002 increased by $7.9 million to $63.6 million from $55.7 million for the year ended December 31, 2001. Of this increase, $5.5 million related to compensation and benefits, $1.1 million related to occupancy and equipment, and other expense increased by $1.3 million. With respect to the increase in compensation and benefit costs, $1.4 million resulted from stock based compensation, including the management recognition program approved by stockholders in May 2002. Employee benefits increased by $1.4 million, primarily for health and pension costs. The remaining increase of $2.7 million included normal, annual compensation increases and compensation costs relating to the increase in full time equivalent employees, principally in the areas of customer service and lending, from 611 at December 31, 2001 to 675 at December 31, 2002. The increase in occupancy and equipment expense resulted principally from increased depreciation, maintenance and taxes related to our ongoing branch expansion activities as well as the computer system upgrade, which occurred in November 2001. Of the remaining increase in all other expense of $1.3 million, $573,000 of the increase was for telecommunications and postage expense and $460,000 was passed through to our appraisal subsidiary, both of which cost increases contributed to increased loan production and increases in other income.

Income taxes. Our provision for income taxes for the year ended December 31, 2002 of $10.7 million, an increase of $5.5 million from $5.2 million for the year ended December 31, 2001 reflects our current rate applied to income before taxes.

Results of operations for the years ended December 31, 2000 and 2001

General. We had net income of $7.9 million, or basic earnings per share of $.52 for the year ended December 31, 2001. This compares to net income of $8.5 million, or basic earnings per share of $.54, for the year ended December 31, 2000. The decrease in net income of $641,000 for the year ended December 31, 2001, as compared to 2000, is due to a number of factors. Interest income increased to $138.5 million in 2001 from $132.6 million in 2000, while interest expense declined in 2001 to $81.4 million from $85.7 million in 2000. This resulted in a 21.6% increase in net interest income before provision for loan losses to $57.1 million for the year ended December 31, 2001, compared to $46.9 million in 2000. Primarily as a result of the bank’s continuing expansion of its commercial mortgage, consumer and commercial business portfolios, our provision for loan losses increased to $2.1 million in 2001, compared to $1.3 million in 2000. While other income for the year ended December 31, 2001 improved to $13.8 million from $13.4 million in 2000, other income for the year ended December 31, 2000 included $3.7 million of non-recurring income received as a result of John Hancock Financial’s conversion from a mutual to a stock insurance company. Our operating expenses for the year ended December 31, 2001 increased by $10.3 million, or 22.7% to $55.7 million from $45.4 million for the year ended December 31, 2000. Included in operating expenses for 2001 was a one time charge of $1.1 million relating to our computer system conversion.

Interest income. Interest income increased by $5.9 million, or 4.5%, from $132.6 million for the year ended December 31, 2000 to $138.5 million for the year ended December 31, 2001. Although the average balance of interest earning assets increased by $277.6 million, or 16.1%, in 2001, this was largely offset by a decline in the average yield of these assets to 6.92% in 2001, from 7.70% in 2000. The decline in average yield on our interest earning assets resulted, primarily, from the rapidly declining interest rate environment we experienced in 2001.

Interest income from mortgage loans increased by $11.5 million, or 11.1%, from $83.7 million for the year ended December 31, 2000 to $95.2 million for the year ended December 31, 2001. This increase is attributable to an increase in the average balance of mortgage loans from $1.1 billion to $1.3 billion, which was offset by a modest decline in the yield on these assets to 7.11% from 7.61%. Interest income on consumer and commercial business loans increased by $1.3 million, or 7.6% from $17.0 million for the year ended December 31, 2000 to $18.3 million for the year ended December 31, 2001. While the average balance of consumer and commercial business loans increased by $50.7 million, or 29.3%, from $172.7 million to $223.4 million, this was offset by a significant decline in yield on these assets from 9.83% in 2000 to 8.18% in 2001. Our average balance of mortgage-backed securities declined from $349.5 million in 2000 to $298.6 million in 2001 as we continue to allocate repayments on these assets to higher yielding loans. As a result of this decline and a decline in the average yield on these assets from 7.05% in 2000 to 5.62% in 2001, income from mortgage-backed securities declined $7.9 million from $24.7 million for the year ended December 31, 2000 to $16.8 million for the year ended December 31, 2001. Interest income on securities increased by $1.1 million from $4.0 million in 2000 to $5.1 million in 2001, as the average balance of these assets increased $32.2 million, or 58.4% from $55.2 million for the year ended December 31, 2000 to $87.4 million for the year ended December 31, 2001. We incurred a decline in yield on these assets from 7.16% for 2000 to 5.80% for 2001. Interest income on other investments, which consists of income from our investment in FHLB stock and from interest-earning deposits, declined by $198,000 from $3.3 million in 2000 to $3.1 million in 2001. Although the average balance of these assets increased by $7.1 million, or 15.7%, the average yield declined from 7.33% in 2000 to 5.96% in 2001.

Interest expense. Interest expense decreased by $4.2 million, or 5.0%, from $85.7 million for the year ended December 31, 2000 to $81.4 million for the year ended December 31, 2001. The decrease in expense is principally attributable to a decline in the average cost of our deposits from 4.56% in 2000 to 3.96% in 2001. The average balance of our deposits increased by $136.6 million during 2001, from $1.4 billion for the year ended December 31, 2000 to over $1.5 billion for the year ended December 31, 2001, despite a decline in higher costing certificate of deposit balances of $57.1 million. The decrease in interest expense on borrowed funds of $1.2 million resulted from a decrease in the average balance of borrowed funds from $336.1 million in 2000 to $328.8 million in 2001, together with a decline in the average cost of these borrowings from 6.48% to 6.27%.

Net interest income. Our net interest income increased by $10.1 million from $46.9 million for 2000 to $57.1 million in 2001. This increase was caused by a decrease in our net interest spread to 2.55% for 2001 from 2.77% in 2000, offset by an increase in the ratio of our average interest earning assets to interest bearing liabilities from 99.21% in 2000 to 107.37% in 2001. This resulted in an increase in our net interest margin from 2.72% in 2000 to 2.85% in 2001. The improvement in this ratio is principally attributable to funds received in connection with our stock offering in May 2001. The increase in our spread was mainly the result of the growth in our lower costing core deposits, together with the repricing of our certificates of deposit in a lower interest rate environment. These benefits were partially offset by a decline in the yield on our interest earning assets, also principally due to the lower interest rate environment.

Provision for loan losses. Our provision for loan losses increased by $726,000 from $1.3 million in 2000 to $2.1 million in 2001. The main reason for this increase is our continued increase in production of commercial business, consumer and commercial real estate loans. Our total allowance for loan losses as of December 31, 2001 of $6.8 million is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date which were both probable and reasonably estimable. At December 31, 2001, our ratio of non-performing loans to total loans was 0.32%.

Our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, allowances for loan losses are based on management’s estimate of losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our loan portfolio. General valuation allowances are added to our capital for purposes of computing our regulatory risk-based capital. We conduct a monthly review of our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. As we are increasing our origination of commercial business loans, consumer loans and commercial real estate loans, and such loans traditionally have a higher risk of loss than residential mortgage loans, our provision for loan losses is likely to increase in future periods.

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

Operating expense. Operating expense increased by $10.3 million or 22.7% from $45.4 million for the year ended December 31, 2000 to $55.7 million for the year ended December 31, 2001. Of this increase, $5.0 million is attributable to employee compensation and benefits. This represents an increase of 18.8% of such costs. The number of full time equivalent employees increased by 33 persons, 5.7%, to 611 at December 31, 2001. Increased commissions and related compensation of $497,000 were incurred to produce the increase in other income. Health care costs increased by $465,000, while pension costs, principally attributable to our defined benefit plan, increased by $780,000. Effective January 1, 2001, new employees were no longer covered by the defined benefit pension plan, but, rather, by a defined contribution plan. The remainder of the increase is mainly attributable to paying a full year’s compensation to employees hired during the year ended December 31, 2000, a 14.2% increase in number, together with normal salary increases. Occupancy and equipment expense increased by $1.6 million. We incurred a full year’s depreciation on the building and furnishings of our corporate headquarters for the year ended December 31, 2001, whereas the year 2000 included only a partial year of such expense, as we began occupying the facility in mid 2000. We opened two new offices and began depreciation on data processing upgrades relating to our computer conversion. Miscellaneous expense increased by $3.1 million. Of this amount, $1.1 million related to a one time charge to change data processing service bureaus, $231,000 was incurred as we wrote off obsolete signage due to our bank’s name change and we absorbed an additional $394,000 in loan production costs for consumer loans. Our telephone costs increased by $319,000 as we separated this service from our data processing contract to avoid additional mark-ups on this service and we incurred additional, on going, state franchise fees and NASDAQ costs of $171,000 as a result of our conversion to a stock company from a mutual holding company.

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

	For the Years Ended December 31,
	2000			2001			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans	$1,099,636	$83,663	7.61%	$1,338,187	$95,210	7.11%	$1,492,219	$105,084	7.04%
Consumer and commercial business loans	172,726	16,987	9.83	223,382	18,280	8.18	253,420	18,408	7.26
Mortgage-backed securities(1)	349,498	24,646	7.05	298,550	16,785	5.62	193,510	8,006	4.14
Investment securities	55,196	3,953	7.16	87,444	5,072	5.80	106,318	3,474	3.27
Other investments(2)	45,471	3,331	7.33	52,609	3,133	5.96	123,342	2,895	2.35

Total interest-earning assets	1,722,527	132,580	7.70	2,000,172	138,480	6.92	2,168,809	137,867	6.36
Non-interest-earning assets	127,430			56,973			180,715

Total assets	$1,849,957			$2,057,145			$2,349,524

Interest-bearing liabilities:
Deposits	$1,400,130	$63,890	4.56%	$1,534,114	$60,791	3.96%	$1,752,316	$40,353	2.30%
Borrowed funds	336,065	21,781	6.48	328,840	20,631	6.27	372,000	21,415	5.76

Total interest-bearing liabilities	1,736,195	85,671	4.93	1,862,954	81,422	4.37	2,124,316	61,768	2.91
Non-interest bearing liabilities	28,301			49,869			48,199

Total liabilities	1,764,496			1,912,821			2,172,515
Stockholders’ equity	85,461			144,324			177,009

Total liabilities and stockholders’ equity	$1,849,957			$2,057,145			$2,349,524

Net interest income		$46,909			$57,058			$76,099

Net interest rate spread(3)			2.77%			2.55%			3.45%

Net interest margin(4)			2.72%			2.85%			3.51%

Ratio of average interest-earning assets to average interest-bearing liabilities			99.21%			107.37%			102.09%

	At December 31, 2002
	Actual Balance	Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans	$1,657,017	6.68%
Consumer and commercial business loans	278,982	6.77%
Mortgage-backed securities(1)	145,139	3.69%
Investment securities	89,879	2.55%
Other investments(2)	76,407	1.72%

Total interest-earning assets	2,247,424	6.17%
Non-interest-earning assets	191,973

Total assets	$2,439,397

Interest-bearing liabilities:
Deposits	$1,898,341	1.93%
Borrowed funds	326,537	6.22%

Total interest-bearing liabilities	2,224,878	2.56%
Non-interest bearing liabilities	45,432

Total liabilities	2,270,310
Stockholders’ equity	169,087

Total liabilities and stockholders’ equity	$2,439,397

Net interest rate spread(3)		3.60%

Net interest margin(4)		3.63%

Ratio of interest-earning assets to interest-bearing liabilities		101.01%

(1)	Includes corporate debt securities.

(2)	Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank stock.

(3)	Net interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of interest-earning assets.

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

	Years Ended December 31,
	2002 vs. 2001				2001 vs. 2000
	Increase/(Decrease) Due to			Total Increase (Decrease)	Increase/(Decrease) Due to			Total Increase (Decrease)
	Volume	Rate	Rate/ Volume		Volume	Rate	Rate/ Volume
	(In Thousands)
Interest income:
Mortgage loans	$10,959	$(973)	$(112)	$9,874	$18,150	$(5,426)	$(1,177)	$11,547
Consumer and commercial business loans	2,458	(2,055)	(275)	128	4,982	(2,852)	(837)	1,293
Mortgage-backed securities	(5,906)	(4,433)	1,560	(8,779)	(3,593)	(4,997)	728	(7,862)
Investment securities	1,095	(2,215)	(478)	1,598	2,310	(751)	(439)	1,120
Other investments	4,212	(1,898)	(2,552)	(238)	523	(623)	(98)	(198)

Total interest-earning assets	12,818	(11,574)	(1,857)	(613)	22,372	(14,649)	(1,823)	5,900

Interest expense:
Deposits	8,647	(25,463)	(3,622)	(20,438)	6,114	(8,408)	(805)	(3,099)
Borrowed funds	2,708	(1,701)	(223)	784	(468)	(697)	15	(1,150)

Total interest-bearing liabilities	11,355	(27,164)	(3,845)	(19,654)	5,646	(9,105)	(790)	(4,249)

Change in net interest income	$1,463	$15,590	$1,988	$19,041	$16,726	$(5,544)	$(1,033)	$10,149

Asset and Liability Management—Interest Rate Sensitivity Analysis

The majority of our assets and liabilities are monetary in nature, which subjects us to significant interest rate risk. As stated above, the majority of our interest-bearing liabilities and nearly all of our interest-earning assets are held by Fidelity Federal Bank & Trust and, therefore, nearly all of our interest rate risk is at the Fidelity Federal Bank & Trust level.

We monitor interest rate risk by various methods, including “gap” analysis and analyzing changes in Market Value of Portfolio Equity (“MVPE”) which analysis, compared to similar calculations performed by the Office of Thrift Supervision, are reviewed with the Board of Directors’ on a quarterly basis. MVPE is generally defined as the difference between the market value of our interest rate sensitive assets and the market value of our interest rate sensitive liabilities. We use an internal model that generates estimates of our MVPE over a range of interest rate scenarios. The model calculates MVPE essentially by discounting the cash flows from our assets and liabilities to present value using current market rates, and adjusting those discount rates accordingly for various interest rate scenarios.

The following table sets forth our estimated internal calculations of MVPE as of December 31, 2002, for instantaneous and parallel shifts in the yield curve in 100 basis point increments up and down. Due to the low interest rate environment that existed at December 31, 2002, an analysis of a 200 basis point downward shift in interest rates is not shown.

Changes in Rates	Market Value of Portfolio Equity
(Basis Points)	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+200 bp	$401,436	$28,178	7.55%
+100 bp	$388,741	$15,483	4.15%
-0-	$373,258	$—	—%
-100 bp	$347,922	$(25,336)	(6.79)%

Fidelity Federal Bank & Trust’s internal calculation of MVPE at December 31, 2002 shows the negative effects of rate caps and floors in certain interest earning assets and particularly interest bearing liabilities in both rising and falling interest rate scenarios. As shown in the previous table, MVPE was negatively affected in both rising and falling rate scenarios as a result of these interest rate caps and floors. In preparing the MVPE table above, we have estimated prepayment rates for our loans ranging from 8% to 19%, depending on the interest rate scenario and loan type. These rates are management’s best estimate based on prior repayment experience.

Decay rates for liabilities indicate an assumed annual rate at which an interest-bearing liability will be withdrawn in favor of an account with a more favorable interest rate. Decay rates have been assumed for interest bearing checking accounts, passbook and money market deposits. The purpose of this analysis was to obtain an estimate of the actual deposit balance trends over various interest rate scenarios during the previous five years and to use that data to provide a forecast of future balance trends over various interest rate scenarios. The following decay rates were used for this analysis and the “gap” analysis which follows.

	Within 6 Months	6 Months Through 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Over 10 Years
Interest bearing checking accounts	0.88%	0.88%	0.68%	0.67%	1.69%	100.00%
Passbook, club accounts	0.00%	0.00%	0.27%	0.77%	10.29%	100.00%
Money market deposit accounts	1.56%	1.56%	0.00%	0.00%	36.55%	100.00%

The above assumptions are estimates of annual percentages based on remaining balances. Although management believes these deposit decay rates are a reasonable estimate of future deposit trends based on past performance, they should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by us in any given period. Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect how actual yields and costs respond to changes in market rates. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Also, the changes in the contractual interest rates of our assets and liabilities may not occur at the same time as changes in market interest rates. Additionally, certain assets, such as adjustable rate (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the above table. Management also has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of the assets and liabilities, there can be no assurance that the fair values presented would be indicative of the value negotiated in an actual sale.

While the above table provides an estimate of our interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on our MVPE, as actual results may vary. At December 31, 2002, we were not required by the Office of Thrift Supervision to hold additional risk-based capital for interest rate risk-purposes.

The Company also monitors the matching of its assets and liabilities through “gap” analysis. Gap analysis attempts to measure the difference between the amount of interest earning assets expected to mature or reprice within a specific time period compared to the amount of interest-bearing liabilities expected to mature or reprice within that period. An interest rate sensitive gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities maturing or repricing within a specified period of time. An interest rate sensitive gap is considered negative when the amount of interest-bearing liabilities exceeds the amount of interest-earnings assets maturing or repricing within a specified period of time. Gap analysis involves the use of numerous assumptions, as does MVPE. Generally, Company’s with a positive gap can expect net interest income to increase during periods of rising interest rates and decline in periods of falling interest rates.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company’s cumulative one-year interest rate sensitivity gap at December 31, 2002 was a positive 19.14%.

	Within three months	Four to twelve months	More than one year to three years	More than three years to five years	Over five years
	(Dollars in Thousands)
Interest-earning assets(1):
Residential mortgage loans:(2)
Fixed rate	$49,182	$125,622	$234,992	$142,130	$194,874
Adjustable rate	78,116	192,225	134,752	112,384	0
Commercial mortgage loans:(2)
Fixed rate	7542	6919	7,898	4,460	4,990
Adjustable rate	131,629	228,290	1,244	1,431	0
Other loans:(2)
Fixed rate	18,327	24,270	37,330	12,174	6,866
Adjustable rate	168,163	16,894	0	0	0
Mortgage-backed securities
Fixed rate	4,459	11,837	22,606	13,621	17,920
Adjustable rate	37,614	0	0	0	0
Municipal bonds and government and agency securities—fixed rate	0	10,136	75,265	4,236	0
Other interest earning assets—adjustable	117,112	0	0	0	0

Total	$612,144	$616,193	$514,087	$290,436	$224,650

Interest-bearing liabilities
Deposits:(3)
Checking and funds transfer accounts	$25,891	$87,213	$134,751	$68,289	$281,243
Passbook accounts	6,839	19,259	30,977	19,988	263,646
Money market accounts	14,300	47,342	60,546	23,866	51,607
Certificate accounts(4)	177,794	327,837	206,334	55,790	0
Borrowings:(4)	46,892	6,688	166,992	17,387	88,579

Total	$271,716	$488,339	$599,600	$185,320	$685,075

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$340,428	$127,854	($85,513)	$105,116	($460,425)

Cumulative excess of interest-earning assets over interest-bearing liabilities	$340,428	$468,282	$382,769	$487,885	$27,460

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total assets	13.96%	19.20%	15.69%	20.00%	1.13%

(1)	Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a twenty percent prepayment rate.

(2)	Balances are shown net of loans in process and are not adjusted for premiums, discounts, reserves and unearned fees.

(3)	All of the Company’s non-certificate deposits are generally subject to immediate withdrawal. However, management considers a significant portion of these accounts to be core deposits having longer effective maturities based on the Company’s actual retention of such deposit accounts in various interest rate environments. In the year 2001, we contracted with a third-party consultant to perform an analysis of the core deposit accounts to obtain an estimate of the actual deposit balance trends over various interest rates scenarios over the previous five years. We then used the information obtained to provide a forecast of future balance trends. Management does not feel that the deposit trends have changed materially since 2001. We then used the information obtained to provide a forecast of future balance trends. Management does not feel that the deposit trends have changed materially since 2001.

(4)	Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.

Certain shortcomings are inherent in any methodology used to calculate interest rate sensitivity. The asset prepayment speed and deposit decay rate assumptions are based on past experience and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced in any given period. In the event of changes in interest rates, prepayment and early withdrawal would possibly deviate significantly from those assumed in calculating the above table. Also, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Certain assets such as adjustable rate mortgage loans have features that restrict changes in interest rates on a short term basis and over the life of the asset.

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

Liquidity and Capital Resources

Fidelity Federal Bank & Trust is required to maintain liquid assets at levels considered safe and sound by the Office of Thrift Supervision. Our liquidity ratio averaged 21.3%, 14.1% and 6.5% during the months ended December 31, 2000, 2001 and 2002, respectively. Our liquidity ratio averaged 20.0%, 18.5% and 11.7% for the years ended December 31, 2000, 2001 and 2002, respectively. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and loan to fund commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the Federal Home Loan Bank of Atlanta amounted to $56.4 million, $43.3 million and $63.5 million at December 31, 2000, 2001 and 2002, respectively. Other assets qualifying for liquidity purposes at December 31, 2000, 2001 and 2002, totaled $265.6 million, $208.9 million and $67.6 million, respectively. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

A major portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Atlanta.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta which provide an additional source of funds. At December 31, 2002, we had $253.4 million in advances from the Federal Home Loan Bank of Atlanta. We borrow from the Federal Home Loan Bank of Atlanta in order to reduce interest rate risk, and for liquidity purposes.

At December 31, 2002, we had outstanding loan commitments of $158.5 million to originate and/or purchase mortgage loans. This amount does not include the unfunded portion of loans in process. At December 31, 2002, certificates of deposit scheduled to mature in less than one year, totaled $505.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with Fidelity Federal Bank & Trust, although there can be no assurance that this will be the case or that the cost of such deposits could be significantly higher.

Pension Plans. The Company maintains a qualified defined benefit plan (the “Qualified Plan”), which covers substantially all employees who were hired prior to January 1, 2001 and an unfunded supplemental retirement plan to provide additional benefits to executives selected for the plan that are in excess of amounts permitted to be paid under the provisions of tax law to participants in the Qualified Plan. The Company also sponsors a non-qualified defined benefit plan for its directors.

Our pension costs for all pension plans approximated $3.5 million and $2.9 million for 2002 and 2001 respectively, and is calculated based on a number of actuarial assumptions, including an expected long-term rate of return on our Qualified Plan assets of 9%. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries and our investment advisors, including their review of asset class return expectations from respected sources and authorities. We also evaluated the long-term rate of expected inflation. Projected returns by these sources are based on broad equity and bond indices. We also considered our historical returns in comparison to various market indices. Our expected long-term rate of return is based on a target asset allocation of 70% in equities and 30% in fixed income. We adopted this change in target allocation in early 2003. Previously, our target allocation was 75% equities and 25% in fixed income investments. We expect a long-term rate of return on equities of 10% and a long-term rate of return on fixed income investments of 6%. Due to market fluctuations and distributions, our actual asset allocation as of December 31, 2002 was 76% in equities and 24% in fixed income. We periodically rebalance the actual asset allocation to match the target asset allocation. We believe this is a reasonable long-term rate of return for our Qualified Plan assets, despite the weak market performance of recent years including the 12.71% loss for 2002. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

We base our determination of pension cost on the market value of assets without adjustments or smoothing to reduce year-to-year volatility. Actuarial gains and losses are recognized into pension cost, to the extent they exceed the amount allowed in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, that can be excluded in determining the amount to be amortized (the “corridor”). The amount of gain and loss in excess of the corridor is amortized over the remaining average expected working lifetime of plan participants, which was 8.9 years for 2002. As of December 31, 2002, we had cumulative actuarial losses of $7.4 million that had not yet been recognized into pension cost.

The discount rate we utilize for determining future pension obligations is based on a review of long term bond yields. We use Moody’s AA bond index and Merrill Lynch’s Corporate 10+ years High Quality bond index as of our measurement date in determining our discount rate each year. The discount rate determined on this basis has decreased from 7.25% as of December 31, 2001 to 6.50% as of December 31, 2002.

Lowering the expected long-term rate of return on our Qualified Plan assets by 0.5% (from 9.0% to 8.5%) would have increased our fiscal 2002 pension cost by $63,000. Lowering the discount rate and salary increase assumptions by 0.5% would have increased our fiscal 2002 pension cost by $15,000.

The value of our Qualified Plan assets increased from $12.5 million at December 31, 2001 to $12.7 million at December 31, 2002. The investment performance returns and declining discount rates have reduced the overfunding in our Qualified Plan, net of accumulated benefit obligations from $703,000 at December 31, 2001 to an underfunding of $892,000 at December 31, 2002. As a result of this decline in funded status of our Qualified Plan, we expect that based on our actuarial assumptions that we will continue to make cash contributions to the Qualified Plan in the range of $3.0 million for at least the next three years.

Impact of Inflation and Changing Prices

The consolidated financial statements of Fidelity Bankshares, Inc. and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of Fidelity Federal Bank & Trust’s operations. Unlike most industrial companies, nearly all the assets and liabilities of Fidelity Federal Bank & Trust are monetary. As a result, interest rates have a greater impact on Fidelity Federal Bank & Trust’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as changes in the price of goods and services.

Recent Accounting Pronouncements Affecting the Company

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS’) No. 141 “Business Combinations.” The statement makes significant changes to the accounting for business combinations, principally eliminating the pooling-of-interests method of accounting for business combinations. This statement, which is effective for business combinations completed after June 30, 2001, also clarifies the criteria for recognition of intangible assets separately from goodwill. We have had no business combinations subsequent to the effective date of this promulgation, but will comply with the provision of SFAS No. 141 in the event of future acquisitions.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets with indefinite lives and initiates an annual review for impairment of theses assets. As this promulgation relates to us, it is effective on January 1, 2002. We did not have any impairment in the carrying value of goodwill arising from previous acquisitions. Amortization of goodwill included in our statements of operations for the years ended December 31, 2001 and 2000, was $245,000 and $255,000, respectively.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions.” This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor-borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The Company adopted this statement as of its effective date of October 1, 2002. The Company has had no acquisitions subsequent to the effective date of this promulgation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure, an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 are effective for interim periods beginning after December 15, 2002, with early application encouraged. This statement is not expected to have a material impact on the Company’s financial statements.

In November 2002, the FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. This statement is not expected to have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This statement is not expected to have a material effect on the Company’s financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE ANALYSIS OF MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8. FINANCIAL STATEMENTS

The financial statements identified in Item 14(a)(1) hereof are included as Exhibit 99.1 and are incorporated hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

There were no changes in or disagreements with accountants in the Company’s accounting and financial disclosure during 2002.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of Fidelity Bankshares, Inc. is divided into three classes and is elected by stockholders of Fidelity Bankshares, Inc. for staggered three-year terms, or until their successors are elected and qualified. The following table sets forth certain information regarding the composition of the Board of Directors as of December 31, 2002, including their terms of office:

Name	Age	Position Held at Fidelity Bankshares, Inc.	Director Since(1)	Current Term to Expire
Vince A. Elhilow	63	Chairman of the Board, President and Chief Executive Officer	1984	2003
Keith D. Beaty	52	Director	1992	2005
Paul C. Bremer	59	Director	2000	2004
F. Ted Brown, Jr.	73	Director	1990	2004
Donald E. Warren, M.D.	75	Director	1979	2003
Karl H. Watson	61	Director	1999	2004

(1)	Reflects initial appointment to Fidelity Bankshares, Inc.’s predecessor, Fidelity Federal Savings Bank of Florida.

The principal occupations of each director and executive officer of Fidelity Bankshares, Inc. during at least the past five years is set forth below.

Directors

Vince A. Elhilow has been President of Fidelity Federal Bank & Trust since 1987 and Chief Executive Officer of Fidelity Federal Bank & Trust since 1992. In July 2002, Mr. Elhilow was appointed Chairman of the Board of Directors. Prior to his appointment as President of Fidelity Federal Bank & Trust, Mr. Elhilow was manager of the Loan Department from 1973 to 1992 and Executive Vice President and Chief Operating Officer from 1981 to 1987. Mr. Elhilow joined Fidelity Federal Bank & Trust in January 1963 and has been a Director since 1984.

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

Executive Officers who are not Directors

Richard D. Aldred serves as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Aldred has been employed by Fidelity Federal Bank & Trust for 16 years.

Joseph C. Bova serves as Executive Vice President and Lending Operations Manager. Mr. Bova has been employed by Fidelity Federal Bank & Trust for 30 years.

Robert L. Fugate serves as Executive Vice President and Banking Operations Manager. Mr. Fugate has been employed by Fidelity Federal Bank & Trust for 28 years.

Christopher H. Cook became Executive Vice President and Corporate Counsel in 1996. Prior to that time, Mr. Cook was a partner with the law firm of Brackett, Cook, Sned, Welch, D’Angio, Tucker & Farach, P.A.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

See the Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which immediately precedes the signature page.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

•	Independent Auditors’ Report
•	Consolidated Statements of Financial Position,
December	31, 2001 and 2002
•	Consolidated Statements of Operations,
Years	Ended December 31, 2000, 2001 and 2002
•	Consolidated Statements of Comprehensive Operations,
Years	Ended December 31, 2000, 2001 and 2002
•	Consolidated Statements of Changes in Stockholders’ equity,
Years	Ended December 31, 2000, 2001 and 2002
•	Consolidated Statements of Cash Flows,
Years	Ended December 31, 2000, 2001 and 2002
•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Fidelity Bankshares, Inc.***

3.2	Bylaws of Fidelity Bankshares, Inc.***

4.1	Form of Indenture with respect to Fidelity Bankshares, Inc.’s 8.375% Junior Subordinated Deferrable Interest*

10.1	Employment Agreement with Vince A. Elhilow**

10.2	Severance Agreement with Richard D. Aldred**

10.3	Severance Agreement with Robert Fugate**

10.4	Severance Agreement with Joseph Bova**

10.5	Severance Agreement with Christopher H. Cook****

10.6	1994 Stock Option Plan for Outside Directors**

10.7	1994 Incentive Stock Option Plan**

10.8	Recognition and Retention Plan for Employees**

10.9	Recognition Plan for Outside Directors**

21	Subsidiaries of the Registrant

99.1	Consolidated Financial Statements

99.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).

**	Filed as exhibits to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, filed with the Securities and Exchange Commission on December 12, 1996 (Registration No. 333-17737).

***	Filed as exhibits to the Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission. (Registration No. 333-53216).

****	Filed as an Exhibit to the Company Annual Report on Form 10-K for the year ended December 31, 2001.

(b)	Reports on Form 8-K:

None

(c)	The exhibits listed under (a)(3) above are filed herewith.

(d)	Not applicable.

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Vince A. Elhilow, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Fidelity Bankshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 18, 2002	/s/ VINCE A. ELHILOW
Date	Vince A. Elhilow President and Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard D. Aldred, Executive Vice President, Chief Financial Officer and Treasurer, certify that:

1.	I have reviewed this annual report on Form 10-K of Fidelity Bankshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 18, 2003	/S/ RICHARD D. ALDRED
Date	Richard D. Aldred Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANKSHARES, INC

Date: March 18, 2003	By:	/s/ VINCE A. ELHILOW
Vince A. Elhilow, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ VINCE A. ELHILOW	By:	/s/ RICHARD D. ALDRED
	Vince A. Elhilow, Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)		Richard D. Aldred, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 18, 2003		Date: March 18, 2003

By:	/s/ PAUL C. BREMER	By:	/s/ F. TED BROWN, JR.
	Paul C. Bremer, Director		F. Ted Brown, Jr., Director

Date: March 18, 2003		Date: March 18, 2003

By:	/s/ Donald W. Warren, M.D.	By:	/s/ KARL H. WATSON
	Donald E. Warren, M.D., Director		Karl H. Watson, Director

Date: March 18, 2003		Date: March 18, 2003

By:	/s/ KEITH D. BEATY
Keith D. Beaty, Director

Date: March 18, 2003

EXHIBIT INDEX

3.1	Certificate of Incorporation of Fidelity Bankshares, Inc.***

3.2	Bylaws of Fidelity Bankshares, Inc.***

4.1	Form of Indenture with respect to Fidelity Bankshares, Inc.’s 8.375% Junior Subordinated Deferrable Interest*

10.1	Employment Agreement with Vince A. Elhilow**

10.2	Severance Agreement with Richard D. Aldred**

10.3	Severance Agreement with Robert Fugate**

10.4	Severance Agreement with Joseph Bova**

10.5	Severance Agreement with Christopher H. Cook****

10.6	1994 Stock Option Plan for Outside Directors**

10.7	1994 Incentive Stock Option Plan**

10.8	Recognition and Retention Plan for Employees**

10.9	Recognition Plan for Outside Directors**

21	Subsidiaries of the Registrant

99.1	Consolidated Financial Statements

99.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).

**	Filed as exhibits to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, filed with the Securities and Exchange Commission on December 12, 1996 (Registration No. 333-17737).

***	Filed as exhibits to the Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission. (Registration No. 333-53216).

****	Filed as an Exhibit to the Company Annual Report on Form 10-K for the year ended December 31, 2001.