Form 10-Q
period 2003-03-31
FIDELITY BANKSHARES INC
filed 2003-05-12
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


[|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


     For the transition period from ___________________to___________________
                     Securities Exchange Act Number 0-29040

                            FIDELITY BANKSHARES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        65-0717085
-----------------------------                    ---------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification Number)

                205 Datura Street, West Palm Beach, Florida 33401
                -------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:     (561) 803-9900

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 14,940,354 shares of the Registrant's common stock par value $ .10 per share outstanding as of May 2, 2003.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                           Page
PART I.       FINANCIAL INFORMATION

  Item 1.    Financial Statements..............................................1

             Unaudited Consolidated Statements of Financial Condition as of
                 December 31, 2002 and March 31, 2003..........................1

             Unaudited Consolidated Statements of Operations for the three months ended March 31, 2002 and 2003.........................2

             Unaudited Consolidated Statements of Comprehensive Operations for
                 the three months ended March 31, 2002 and 2003................3

             Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2003..........................4

             Notes to Unaudited Consolidated Financial Statements..............5

  Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................12

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk........17

  Item 4.    Controls and Procedures..........................................18

PART II.      OTHER INFORMATION...............................................19

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            December 31,          March 31,
                                                                                               2002                 2003
                                                                                         ================= =======================
ASSETS                                                                                   (In thousands, except share and per share
                                                                                            data)
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................             $    66,178          $    67,359
     Interest-bearing deposits................................................                  63,488               95,771
                                                                                           -----------          -----------
         Total cash and cash equivalents......................................                 129,666              163,130
                                                                                           -----------          -----------
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                  89,879               50,808
     Mortgage-backed securities...............................................                 109,755              349,107
     Corporate debt securities................................................                  35,384               35,093
                                                                                           -----------          -----------
         Total assets available for sale......................................                 235,018              435,008
LOANS RECEIVABLE, Net.........................................................               1,935,999            1,955,141

OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                  67,784               68,397
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                  12,919               13,874
REAL ESTATE OWNED, Net........................................................                       -                  726
ACCRUED INTEREST RECEIVABLE...................................................                   9,698               10,386
DEFERRED INCOME TAX ASSET.....................................................                   6,785                6,932
OTHER ASSETS                                                                                    41,528               45,753
                                                                                           -----------          -----------
TOTAL ASSETS                                                                               $ 2,439,397          $ 2,699,347
                                                                                           ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................             $ 1,898,341          $ 2,128,074
OTHER BORROWED FUNDS..........................................................                  44,416               34,109
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................                 253,371              274,966
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                   3,185                9,594
DRAFTS PAYABLE................................................................                   6,181                7,367
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES...........................................                  28,750               28,750
OTHER LIABILITIES.............................................................                  36,066               43,847
                                                                                           -----------          -----------
     TOTAL LIABILITIES........................................................               2,270,310            2,526,707
                                                                                           -----------          -----------
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                       -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     15,869,787 shares at December 31, 2002 and 15,919,278 shares at March 31, 2003              1,587                1,592
ADDITIONAL PAID IN CAPITAL....................................................                 125,648              125,823
RETAINED EARNINGS - substantially restricted..................................                  77,687               81,360
TREASURY STOCK - at cost, 1,340,420 shares at December 31, 2002 and
     1,341,842 shares at March 31, 2003.......................................                 (21,705)             (21,871)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan............................................                  (4,609)              (4,518)
     Recognition and retention plan...........................................                  (5,986)              (5,560)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                  (3,535)              (4,186)
                                                                                           ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY...............................................                 169,087              172,640
                                                                                           ------------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................             $ 2,439,397          $ 2,699,347
                                                                                           ============         ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     For the
                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                               2002           2003
                                                                                      ============== ==================
                                                                                      (In Thousands, except per share
                                                                                               data)

Interest income:
     Loans.............................................................                  $   29,586       $   31,881
     Investment securities.............................................                         980              397
     Other investments.................................................                         768              524
     Mortgage-backed and corporate debt securities.....................                       2,343            2,029
                                                                                         ----------       ----------
         Total interest income.........................................                      33,677           34,831
                                                                                         ----------       ----------
Interest expense:
     Deposits..........................................................                      10,474            9,428
     Advances from Federal Home Loan Bank and other borrowings.........                       5,391            4,618
                                                                                         ----------       ----------
         Total interest expense........................................                      15,865           14,046
                                                                                         ----------       ----------
Net interest income....................................................                      17,812           20,785

Provision for loan losses..............................................                         501              790
                                                                                         ----------       ----------
Net interest income after provision for loan losses....................                      17,311           19,995
                                                                                         ----------       ----------
Other income:
     Service charges on deposit accounts...............................                       1,618            1,902
     Fees for other banking services...................................                       1,831            2,294
     Net gain on sale of loans.........................................                          22            2,559
     Miscellaneous.....................................................                         250              256
                                                                                         ----------       ----------
         Total other income............................................                       3,721            7,011
                                                                                         ----------       ----------
Operating expense:
     Employee compensation and benefits................................                       8,495           11,096
     Occupancy and equipment...........................................                       2,706            3,416
     (Gain)/loss on real estate owned..................................                        (14)               63
     Marketing.........................................................                         428              497
     Federal deposit insurance premium.................................                          72               77
     Miscellaneous.....................................................                       2,742            3,511
                                                                                         ----------       ----------
         Total operating expense.......................................                      14,429           18,660
                                                                                         ----------       ----------
Income before provision for income taxes...............................                       6,603            8,346
                                                                                         ----------       ----------
Provision for income taxes:
     Current...........................................................                       2,378            2,960
     Deferred..........................................................                         217              269
                                                                                         ----------       ----------
         Total provision for income taxes..............................                       2,595            3,229
                                                                                         ----------       ----------

              Net income...............................................                  $    4,008       $    5,117
                                                                                         ==========       ==========
Earnings per share:
     Basic.............................................................                  $     0.26       $     0.36
                                                                                         ==========       ==========
     Diluted...........................................................                  $     0.26       $     0.35
                                                                                         ==========       ==========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                                                      For the
                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                               2002              2003
                                                                                       ================ ==================
                                                                                                   (In Thousands)

Net Income....................................................................            $     4,008       $     5,117
Other comprehensive income, net of tax:
     Unrealized loss on assets available for sale:
         Unrealized holding loss arising during period........................                   (343)             (651)
                                                                                          ------------      ------------
Comprehensive income..........................................................            $     3,665       $     4,466
                                                                                          ===========       ===========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the Three Months Ended
                                                                                                     March 31,
                                                                                      2002              2003
                                                                                  ========= =================
                                                                                         (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $  4,008          $  5,117
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................                 888               985
   ESOP and recognition and retention plan compensation expense........                 179               599
   Accretion of discounts, amortization of premiums and goodwill, and                  (767)             (638)
    other deferred yield items.........................................
   Provision for loan losses...........................................                 501               790
   Provisions for losses and net (gains) losses on sales of
     real estate owned.................................................                 (30)                -
   Net (gain) loss on sale of:
         Loans.........................................................                 (22)           (2,559)

         Office properties and equipment...............................                   8                 -
   (Increase) decrease in accrued interest receivable..................                 345              (688)
   Increase in other assets............................................                (165)           (4,106)
   Increase (decrease) in drafts payable...............................              (5,093)            4,182
   Increase (decrease) in deferred income taxes........................                 855              (147)
   Increase in other liabilities.......................................               6,385             7,774
                                                                                   --------          --------
         Net cash provided by operating activities.....................               7,092            11,309
                                                                                   --------          --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................             (73,036)          (91,387)
Principal payments received on mortgage-backed securities..............              37,460            29,902
Purchases of:
   Loans...............................................................             (11,513)          (12,231)
   Mortgage-backed securities..........................................             (11,473)         (270,201)
   Federal Home Loan Bank stock........................................              (1,186)             (955)
   Investment securities...............................................             (50,000)          (40,000)
   Office properties and equipment.....................................              (1,947)           (1,751)
Proceeds from sales of:
   Loans...............................................................               1,326            86,431

   Real estate acquired in settlement of loans.........................                 219                 -

Proceeds from maturities of municipal bonds and government and agency                49,000            79,000
securities
Other..................................................................                (631)              252
                                                                                   ---------         --------
         Net cash used for investing activities........................             (61,781)         (220,940)
                                                                                   --------          ---------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of stock options,                    33               108
net of issuance costs..................................................
Purchase of treasury stock.............................................                   -               (10)
Cash dividends paid....................................................              (1,526)           (1,437)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................             193,295           240,152
   Certificates of deposit.............................................             (14,171)          (10,419)
   Advances from Federal Home Loan Bank................................              22,071            21,595
   Other borrowed funds................................................               1,488           (10,307)
   Advances by borrowers for taxes and insurance.......................               5,610             3,413
                                                                                   --------          --------
         Net cash provided by financing activities.....................             206,800           243,095
                                                                                   --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................             152,111            33,464
CASH AND CASH EQUIVALENTS, Beginning of period.........................              96,291           129,666
                                                                                   --------          --------
CASH AND CASH EQUIVALENTS, End of period...............................            $248,402          $163,130
                                                                                   ========          ========

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   GENERAL

The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Bank & Trust (the "Bank") conform to accounting principles generally accepted in the United States of America and to predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2002 Annual Report on Form 10-K.

     The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2003 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 became effective for interim periods beginning after December 15, 2002. See note 2 - Stock Options, in the unaudited consolidated financial statements.

In November 2002, the FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation became effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective immediately for variable interest companies created after January 31, 2003, and variable interest after that date. The provisions of this Interpretation are effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest companies in which an enterprise holds a variable interest that it acquired before February 1, 2003. This statement is not expected to have a material effect on the Company's financial statements.

Certain amounts in the financial statements have been reclassified to conform with the March 31, 2003 presentation.

2.   STOCK OPTION PLANS

At March 31, 2003, the Company has three stock-based compensation plans. The Company accounts for these plans using the intrinsic value method.
prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                                                          For the Three Months
                                                                                            Ended March 31,
                                                                                          2002           2003
                                                                                   -------------- -----------------
                                                                                  (In Thousands, except per share data)

 Net Income, as reported......................................................        $ 4,008          $  5,117
   Add:    Total stock-based employee compensation expense
           included in reported net earnings, net of related tax effects......             -                336
   Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,
           net of related tax effects.........................................             -               (461)
                                                                                      ---------        ---------
                     Pro forma net income............................                 $ 4,008          $  4,992
                                                                                      =========        =========

                       Basic - as reported...........................                      0.26          0.36
                       Basic - pro forma.............................                      0.26          0.35

                       Diluted - as reported.........................                      0.26          0.35
                       Diluted - pro forma...........................                      0.26          0.34

The Company has reserved 550,237 shares of common stock under our 1994 Incentive Stock Option Plan, which was approved by stockholders on January 7, 1994. The plan provides for the granting of options to key employees until it expires on January 6, 2004. All options were granted at the closing price on the date of grant and were exercisable at a rate of twenty percent per year, not to exceed ten years. At March 31, 2002 and 2003 there were 94,597 and 30,570 options outstanding and exercisable. All of these options expire on January 6, 2004.

The Company has reserved 183,410 shares of common stock under our 1994 Stock Option Plan for Outside Directors, which was approved by stockholders on January 7, 1994. The plan provides for the granting of options to directors until it expires on January 6, 2004. All options were granted at the closing price on the date of grant and are exercisable at any time up to ten years. At March 31, 2002 and 2003 there were 97,519 and 66,014 options outstanding and exercisable. All of these options expire on January 6, 2004.

On May 21, 2002, the Company adopted and stockholders approved the 2002 Incentive Stock Benefit Plan. Under the 2002 plan, the Company has reserved 869,594 shares of common stock, of which options to purchase 829,950 shares were granted to key employees and outside directors. The term of the stock option awards is ten years from the date of grant. The 703,900 option awards granted to outside directors and certain executive officers will vest commencing with the first 16 2/3% vested on the date of grant and the remaining shares vesting at 16 2/3% per year over a 5 year period. The remaining 126,050 options granted to other key employees vest at a rate of 20% each year and will be fully vested five years after the date of grant. At March 31, 2003, 39,644 options remained available for grant.

3.   LOANS RECEIVABLE

     Loans receivable at December 31, 2002 and March 31, 2003, consist of the following:

                                                                              December 31,         March 31,
                                                                                2002               2003
                                                                            ============== =================
                                                                                        (In Thousands)

One-to-four single family, residential real estate mortgages.........         $1,062,956        $1,029,273
Commercial and multi-family real estate mortgages....................            459,054           509,137
Real estate construction-primarily residential.......................            364,346           381,730
Land loans-primarily residential.....................................             29,181            29,281
                                                                              ----------        ----------
Total first mortgage loans...........................................          1,915,537         1,949,421
Consumer loans.......................................................            141,343           148,908
Commercial business loans............................................            146,205           127,630
                                                                              ----------        ----------
Total gross loans....................................................          2,203,085         2,225,959
Less:
     Undisbursed portion of loans in process.........................            260,380           262,575
     Unearned discounts, premiums and deferred loan fees (costs), net             (1,612)             (793)
     Allowance for loan losses.......................................              8,318             9,036
                                                                              ----------        ----------

Loans receivable-net.................................................         $1,935,999        $1,955,141
                                                                              ==========        ==========


During the quarter ended March 31, 2003, the Company sold $84 million in loans, which resulted in net gains of approximately $2.6 million. The Company has initiated a loan sales program to provide additional non interest income, reduce interest rate risk and as a capital management tool. At March 31, 2003, the Company held $8.3 million in loans available for sale.


4.   ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 2002 and the three months ended March 31, 2002 and 2003, is as follows:


                                                      For the Year                For the Three Months
                                                         Ended                            Ended
                                                      December 31,                      March 31,
                                                         2002                    2002             2003
                                                    =================         ============    ===========
                                                     (In Thousands)                 (In Thousands)

Balance at beginning of period...................     $  6,847                 $  6,847       $  8,318

Current provision................................        1,986                      501            790
Charge-offs......................................         (575)                     (16)           (72)
Recoveries.......................................           60                        6              -
                                                       --------                ---------     ---------

Ending balance...................................      $ 8,318                 $  7,338       $  9,036
                                                       ========                =========      ========


An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:


                                                                    December 31, 2002             March 31, 2003
                                                                =========================== ============================

                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance       Balance      Allowance
                                                                ------------- ------------- -------------- -------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  1,145      $    546      $  1,026       $    516
Loans without related allowance for loan losses.............        7,248             -        10,626              -
                                                                 --------      --------      --------       --------
         Total..............................................     $  8,393      $    546      $ 11,652       $    516
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


5.   DEPOSITS

The weighted-average interest rates on deposits at December 31, 2002 and March 31, 2003 were 1.95% and 1.86%, respectively. Deposit accounts, by type at December 31, 2002 and March 31, 2003 consist of the following:


                                                                  December 31,     March 31,
                        Account Type and Rate                         2002           2003
                                                                  ========= ==============
                                                                      (In Thousands)

Non-interest-bearing checking accounts.....................     $  209,695    $  190,259
Interest-bearing checking and funds transfer accounts......        388,179       481,810
Passbook and statement accounts............................        340,709       477,162
Variable-rate money market accounts........................        192,003       221,507
Certificates of deposit....................................        767,755       757,336
                                                                ----------    ----------

Total......................................................     $1,898,341    $2,128,074
                                                                ==========    ==========

6.   REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                        -- ---------- ------------ -------------- ------------- ------------- --------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                        -- ---------- ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)
As of December 31, 2002 Stockholders'
     Equity and ratio to total assets          7.7%     $187,501
                                           ========
Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      2,084
Goodwill.............................                     (2,175)
Disallowed servicing assets..........                         (8)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          7.7%     $187,402         1.5%       $  38,613
                                          ========      ========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.7%     $187,402         3.0%       $  73,227        5.0%       $ 122,044
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.6%     $187,402         4.0%       $  70,861        6.0%       $ 106,291
                                          ========      ========      ======        =========     ======        =========
Allowable Tier 2 capital:
General loan valuation allowances ...                      7,679
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.0%     $195,081         8.0%       $ 141,721       10.0%       $ 177,152
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                   $2,439,654
                                                        ==========

Adjusted total assets................                   $2,440,887
                                                        ==========

Risk-weighted assets.................                   $1,771,518
                                                        ==========

As of March 31, 2003 Stockholders'
     Equity and ratio to total assets          7.0%     $189,736
                                           ========
Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      2,735
Goodwill.............................                     (2,175)
Disallowed servicing assets..........                        (39)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          7.0%     $190,257         1.5%       $  40,516
                                          ========      ========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.0%     $190,257         3.0%       $  81,031        5.0%       $ 135,052
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.4%     $190,257         4.0%       $  73,204        6.0%       $ 109,806
                                          ========      ========      ======        =========     ======        =========
Allowable Tier 2 capital:
General loan valuation allowances ...                      8,429
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         10.9%     $198,686         8.0%       $ 146,408       10.0%       $ 183,010
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                   $2,698,772
                                                        ==========

Adjusted total assets................                   $2,701,042
                                                        ==========

Risk-weighted assets.................                   $1,830,100
                                                        ==========

7.   EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the stock options for the three months ended March 31, 2002, are as follows:


                                                                      For the Three Months Ended
                                                                           March 31, 2002
                                                               ---------------------------------------
                                                                  Income          Shares       Per-Share
                                                                 Numerator     Denominator       Amount
                                                               =========================================

Net income.................                                      $4,008,000
Basic EPS:
Mortgage loans.............
Income available to
     common stockholders...                                    $  4,008,000     15,286,944    $     0.26
                                                                                              ==========
Effect of diluted shares:
     Common stock options..                                                       150,513
                                                                                  -------
Diluted EPS:
Income available to
     common stockholders...                                    $  4,008,000     15,437,457    $     0.26
                                                               ============     ==========    ==========


The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's stock options for the three months ended March 31, 2003, are as follows:


                                                     For the Three Months Ended
                                                           March 31, 2003
                                              ---------------------------------------
                                                 Income          Shares       Per-Share
                                                Numerator     Denominator       Amount
                                              =========================================

Net income.......                             $5,117,000
Basic EPS:
Mortgage loans.............
Income available to
     common stockholders...                   $5,117,000     14,388,549        $  0.36
                                                                               =======
Effect of diluted shares:
     Common stock options..                                     124,286
                                                                -------
Diluted EPS:
Income available to
     common stockholders...                   $5,117,000     14,512,835        $  0.35
                                              ============     ==========      =======


ESOP shares that have not been committed to be released are not considered to be outstanding.

8.   OTHER COMPREHENSIVE LOSS

An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended March 31, 2002 and 2003, is as follows:

                                                                 For the Three                For the Three
                                                                  Months Ended                 Months Ended
                                                                 March 31, 2002               March 31, 2003
                                                                ------------------            ----------------
                                                                   Unrealized                    Unrealized
                                                                     Losses                        Losses
                                                                  On Securities                On Securities
                                                                ================== ========== =================
                                                                              (In Thousands)

  Beginning Balance.............................................       $  (2,004)                    $ (3,535)
  Current-period change.........................................            (343)                        (651)
                                                                      ----------                     ---------
  Ending balance................................................       $  (2,347)                    $ (4,186)
                                                                       =========                     =========

An analysis of the related tax effects allocated to Other Comprehensive Loss is as follows:

                                                For the Three Months Ended           For the Three Months Ended
                                                      March 31, 2002                       March 31, 2003
                                              --------------------------------     --------------------------------
                                              Before-tax    Tax     Net-of-Tax     Before-tax     Tax    Net-of-Tax
                                               Amount     Benefit    Amount         Amount     Benefit    Amount
                                              ========== ========== ========== === ========== ========== ==========

Unrealized gain (loss) on assets available for sale:
 Unrealized holding gains
     (losses) arising                          $  (562)   $   219    $  (343)       $(1,067)   $   416    $  (651)
                                               ========   =======    ========       ========   =======    ========
     during period..........................................


9.   SUBSEQUENT EVENTS

On May 23, 2002, the Company announced a plan to acquire up to 1.1 million shares of its outstanding common stock. As of March 31, 2003, the Company had repurchased into Treasury 1,019,460 shares. Management has determined that these shares should be retired in order to clarify the financial reporting of the Company's outstanding common stock. All shares repurchased were forwarded to the Company's transfer agent, American Stock Transfer & Trust Company, for retirement on May 1, 2003.

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

Other Comprehensive Operations.

The Company's only component of Other Comprehensive Operations for the quarter ended March 31, 2003 and 2002 is the change in the unrealized gain or loss on assets available for sale.

Other comprehensive loss for the quarter ended March 31, 2003 was $651,000, representing an increase of $308,000 when compared to other comprehensive loss of $343,000 for the quarter ended March 31, 2002. During the quarter ended March 31, 2003, the market value of the Company's assets available for sale decreased by $1.1 million, which net of income tax benefit of $416,000 resulted in other comprehensive loss of $651,000. During the quarter ended March 31, 2002, the value of the Company's assets available for sale decreased by $562,000 which net of $219,000 in income tax resulted in other comprehensive loss of $343,000.

Changes in Financial Condition.

The Company's assets increased by $260.0 million to $2.7 billion at March 31, 2003 from $2.4 billion at December 31, 2002. Net loans receivable increased by $19.1 million, while cash and assets available for sale increased by $233.5 million. In addition, the Company increased its investment in office properties and equipment, primarily for new office sites, by $613,000, while all other assets increased by $6.8 million. Funds for the increase in assets were provided primarily as a result of an increase in deposits of $229.7 million, together with increases in all other liabilities in the amount of $26.7 million, of which advances from Federal Home Loan Bank were $21.6 million. In addition to these increases in liabilities, equity increased by $3.5 million to $172.6 million at March 31, 2003 from $169.1 million at December 31, 2002 resulting mainly from net income for the quarter of $5.1 million which was offset by dividends declared of $1.4 million.

Results of Operations.

Net income for the quarter ended March 31, 2003 was $5.1 million, a $1.1 million increase compared to $4.0 million for the same 2002 quarter. This increase was attributable to an increase in net interest income of $3.0 million along with an increase in other income of $3.3 million. The increase in net interest income consisted of a decrease in interest expense of $1.8 million along with an increase in interest income of $1.2 million. The increase in other income included gain on the sale of loans of $2.6 million for the quarter ended March 31, 2003. Partially offsetting these increases were an increase in operating expenses of $4.2 million and an increase in the provision for income taxes of $634,000 for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

Interest Income.

Interest income for the quarter ended March 31, 2003, totaled $34.8 million, representing an increase of $1.2 million or 3.4% compared to the same quarter in 2002. Interest income from loans increased by $2.3 million, primarily as a result of a 21.0% increase in the average balance of loans to $2.0 billion from $1.6 billion for the quarters ended March 31, 2003 and 2002, respectively. Interest income from mortgage-backed and corporate debt securities decreased to $2.0 million for the quarter ended March 31, 2003 from $2.3 million for the 2002 quarter. This decrease was due to a decrease in the average balance of such securities of $15.9 million, as well as a decrease in the average yield of these securities to 3.84% in 2003 from 4.13% in 2002. There was a decline in interest income from investment securities of $583,000 principally resulting from a decrease in the average yield of these securities to 2.32% for the quarter ended March 31, 2003 from 3.87% for the quarter ended March 31, 2002. Interest income on other investments also decreased by $244,000 due mainly to a decrease in the average balance on these investments to $135.6 million from $145.8 million for the quarters ended March 31, 2003 and 2002, respectively.

Interest Expense.

Interest expense for the quarter ended March 31, 2003, totaled $14.0 million, a decrease of $1.8 million or 11.5% from the same quarter in 2002. The principal cause for this decline was a decrease in interest expense on deposits of $1.0 million. While the average balance of deposits increased to $2.0 billion for the quarter ended March 31, 2003 compared to $1.7 billion for the quarter ended March 31, 2002, the cost of those deposits declined to 1.89% compared to 2.54% for the comparative quarter. The decline in the cost of deposits had two principal causes: (a) the Bank's core deposits, which consist of interest-bearing and non interest-bearing transaction accounts, money market accounts and passbook accounts increased as a percentage of total deposits from 51.9% at March 31, 2002 to 64.4% at March 31, 2003, and (b) the majority of the Bank's certificates of deposit repriced in a lower rate environment. Interest expense on borrowed funds also decreased by $773,000 caused primarily by an decrease in the average balance of such funds to $340.3 million from $375.0 million and a decrease in the average cost of borrowed funds to 5.43% for the quarter ended March 31, 2003 from 5.75% for the comparable 2002 quarter.

Net Interest Income.

During the quarter ended March 31, 2003, the Company's interest income increased by $1.2 million compared to the same quarter in 2002, while interest expense decreased by $1.8 million, resulting in net interest income of $20.8 million for the quarter ended March 31, 2003, a $3.0 million or, 16.7% increase from the quarter ended March 31, 2002.

Provision for Loan Losses.

The provision for loan losses was $790,000 for the quarter ended March 31, 2003, compared to $501,000 for the quarter ended March 31, 2002. The provision for the quarter ended March 31, 2003 is deemed adequate by management in light of the risks inherent in the Bank's loan portfolio.

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

Other Income.

Other income for the quarter ended March 31, 2003 was $7.0 million, representing an increase of $3.3 million compared to the same quarter in 2002. This increase is principally due to an increase in net gain on sale of loans of $2.5 million, resulting directly from the sale of $84 million in loans in the quarter ended March 31, 2003. These sales included a non-recurring gain of approximately $1.5 million on the sale of approximately $50.0 million of loans. The balance of loan sales of approximately $34.0 million, which generated $1.0 million in net gain, represented the Company's commencement of loan sales into the secondary markets. The Company has initiated the loan sales program to provide additional non interest income, reduce interest rate risk and as a capital management tool. Also contributing to the increase in other income were an increase in fees for other banking services of $463,000 to $2.3 million from $1.8 million and an increase in service charges on deposit accounts of $284,000 to $1.9 million from $1.6 million for the quarters ended March 31, 2003 and 2002, respectively.

Operating Expense.

During the quarter ended March 31, 2003, operating expense increased by $4.3 million to $18.7 million from $14.4 million for the quarter ended March 31,
2002. Employee compensation and benefits increased by $2.6 million. Approximately $1.6 million of this increase in employee compensation is due to the increase in the number of full time equivalent employees and includes increases in commission based pay caused by growth in the Bank's loans, deposits and insurance sales, together with normal salary increases. In addition, the Company incurred increases in its employee health insurance costs of $465,000, an increase of $425,000 due to the Company's Recognition and Retention Plan approved by stockholders in May, 2002, together with other employee benefit increases. Occupancy and equipment costs increased by $710,000 due in part to additional depreciation expenses relating to new branch facilities and new computer equipment. Also contributing to this increase were increases in the cost of real estate owned of $77,000, marketing costs of $69,000 and other operating expense of $769,000 for the quarter ended March 31, 2003 compared to the same 2002 quarter. The increase in other operating expense is due mainly to the growth in the Bank's loans and deposits and includes increases in telephone, office supplies, general insurance costs, armored car services, temporary help and other miscellaneous expenses.

Income Taxes.

The income tax provision was $3.2 million for the quarter ended March 31, 2003 compared to $2.6 million for the quarter ended March 31, 2002. These expenses approximate the rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of March 31, 2003, the Company does not own any trading assets other than $971,000 of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At March 31, 2003, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The following table sets forth the Bank's estimated internal calculations of MVPE as of March 31, 2003.

Changes in Rates               Market Value of Portfolio Equity
(Rate Shock)            $ Amount            $ Change         % Change
============            =========        ===============   ==============
                                              (Dollars in Thousands)

+200bp                 $ 352,014            $ 1,801                0.5%
+100bp                   349,829               (384)              (0.1)%
  -0-                    350,213                  0                0.0%
-100bp                   318,863            (31,350)              (9.0)%


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

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 10.30% during the month of March 2003. Liquidity ratios averaged 8.50% for the quarter ended March 31, 2003. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $95.8 million at March 31, 2003. Other assets qualifying for liquidity at March 31, 2003, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $69.3 million. For additional information about cash flows from the
Company's  operating,   financing  and  investing   activities,   see  Unaudited
Consolidated Statements of Cash Flows included in the Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2003, the Bank had $275.0 million in advances from the FHLB. At March 31, 2003, the Bank had commitments outstanding to originate or purchase loans of $239.3 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at March 31, 2003, totaled $490.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 became effective for interim periods beginning after December 15, 2002 See note 2 - Stock Options, in the unaudited consolidated financial statements.

In November 2002, the FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation became effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective immediately for variable interest companies created after January 31, 2003, and variable interest after that date. The provisions of this Interpretation are effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest companies in which an enterprise holds a variable interest that it acquired before February 1, 2003. This statement is not expected to have a material effect on the Company's financial statements.

Item 4.   Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     Underthe supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange
     Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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


Item 4 Submission of Matters to a Vote of Security Holders

     None


Item 5 Other Information

     None.


Item 6 Exhibits and Reports on Form 8-K

(a)  All required exhibits are included in Part I under  Consolidated  Financial
     Statements (pages 2 through 5), Notes to Unaudited Consolidated Financial Statements (pages 6 through 12) and Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 13 through 19), and are incorporated by reference, herein.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                   FIDELITY BANKSHARES, INC.






Date:  May 12, 2003                By:  /s/ Vince A. Elhilow
                                        ----------------------------------------
                                        Vince A. Elhilow
                                        President and Chief Executive Officer



Date:  May 12, 2003                By:  /s/ Richard D. Aldred
                                        ----------------------------------------
                                        Richard D. Aldred
                                        Executive Vice President
                                        Chief Financial Officer

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002


     I, Vince A. Elhilow, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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


May 12, 2003                               /S/Vince A. Elhilow
-----------------                          -------------------------------------
Date                                       President and Chief Executive Officer

                        Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002


     I, Richard D. Aldred, Executive Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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


May 12, 2003                                   /S/Richard D. Aldred
-----------------                            -----------------------------------
Date                                         Executive Vice President and
                                               Chief Financial Officer

                                                                    Exhibit 99.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002



Vince A. Elhilow, President and Chief Executive Officer, and Richard D. Aldred, Executive Vice President and Chief Financial Officer of Fidelity Bankshares, Inc. (the "Company"), each certify in his/her capacity as an officer of the Company that he/she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2003 and that to the best of his/her knowledge:

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



May 12, 2003                               /S/Vince A. Elhilow
------------------                         ------------------------------------
Date                                       President and Chief Executive Officer


May 12, 2003                               /S/Richard D. Aldred
-----------------                          ------------------------------------
Date                                       Executive Vice President and
                                            Chief Financial Officer