Form 10-Q
period 2003-06-30
FIDELITY BANKSHARES INC
filed 2003-08-13
CIK 1028336

13

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
                                       OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 15,017,253 shares of the Registrant's common stock par value $0.10 per share outstanding as of August 1, 2003.

                            FIDELITY BANKSHARES, INC.
                                     INDEX

                                                                           Page
PART I.       FINANCIAL INFORMATION

  Item 1.    Financial Statements..............................................1

             Unaudited Consolidated Statements of Financial Condition as of
                 December 31, 2002 and June 30, 2003...........................2

             Unaudited Consolidated Statements of Operations for the three and the six months ended June 30, 2002 and 2003...................3

             Unaudited Consolidated Statements of Comprehensive Operations for
                 the three and the six months ended June 30, 2002 and 2003.....4

             Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2003..................................5

             Notes to Unaudited Consolidated Financial Statements..............6

  Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................13

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk........18

  Item 4.    Controls and Procedures..........................................21

PART II.      OTHER INFORMATION...............................................22

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            December 31,          June 30,
                                                                                               2002                 2003
                                                                                         ================= =======================
ASSETS                                                                                          (In thousands, except share
                                                                                                    and per share data)
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................             $    66,178          $    66,524
     Interest-bearing deposits................................................                  63,488               87,216
                                                                                           -----------          -----------
         Total cash and cash equivalents......................................                 129,666              153,740
                                                                                           -----------          -----------
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                  89,879               35,772
     Mortgage-backed securities...............................................                 109,755              416,958
     Corporate debt securities................................................                  35,384               35,135
                                                                                           -----------          -----------
         Total assets available for sale......................................                 235,018              487,865
LOANS RECEIVABLE, Net.........................................................               1,935,999            2,042,527
OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                  67,784               69,588
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                  12,919               13,645
REAL ESTATE OWNED, Net........................................................                       -                  232
ACCRUED INTEREST RECEIVABLE...................................................                   9,698               10,739
DEFERRED INCOME TAX ASSET.....................................................                   6,785                6,317
OTHER ASSETS                                                                                    41,528               44,052
                                                                                           -----------          -----------
TOTAL ASSETS                                                                               $ 2,439,397          $ 2,828,705
                                                                                           ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................             $ 1,898,341          $ 2,263,965
OTHER BORROWED FUNDS..........................................................                  44,416               31,557
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................                 253,371              271,198
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                   3,185               15,522
DRAFTS PAYABLE................................................................                   6,181                   23
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES...........................................                  28,750               28,750
OTHER LIABILITIES.............................................................                  36,066               40,336
                                                                                           -----------          -----------
     TOTAL LIABILITIES........................................................               2,270,310            2,651,351
                                                                                           -----------          -----------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                       -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     15,869,787 shares at December 31, 2002 and 15,015,197 shares at June 30, 2003               1,587                1,502
ADDITIONAL PAID IN CAPITAL....................................................                 125,648              105,942
RETAINED EARNINGS - substantially restricted..................................                  77,687               84,834
TREASURY STOCK - at cost, 1,340,420 shares at December 31, 2002 and
     312,235 shares at June 30, 2003..........................................                 (21,705)              (1,690)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan............................................                  (4,609)              (4,431)
     Recognition and retention plan...........................................                  (5,986)              (5,166)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                  (3,535)              (3,637)
                                                                                           ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY...............................................                 169,087              177,354
                                                                                           ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................             $ 2,439,397         $   2,828,705
                                                                                           ============        =============

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For the                          For the
                                                                         Three Months Ended                Six Months Ended
                                                                               June 30,                         June 30,
                                                                         2002            2003             2002              2003
                                                                     ===========      ==========      ============     ============
                                                                                   (In Thousands, except per share data)
Interest income:
     Loans............................................................$30,266        $   31,855       $   59,852        $   63,736
     Investment securities............................................. 1,034               226            2,014               623
     Other investments.................................................   807               467            1,575               991
     Mortgage-backed and corporate debt securities..................... 2,196             3,788            4,539             5,817
                                                                       ------        ----------       ----------        ----------
         Total interest income.........................................34,303            36,336           67,980            71,167
                                                                       ------        ----------       ----------        ----------
Interest expense:
     Deposits..........................................................10,333             9,997           20,807            19,425
     Advances from Federal Home Loan Bank and other                     5,451             4,653           10,842             9,271
                                                                      -------        ----------       ----------        ----------
borrowings.............................................................
         Total interest expense........................................15,784            14,650           31,649            28,696
                                                                       ------        ----------       ----------        ----------

Net interest income....................................................18,519            21,686           36,331            42,471

Provision for loan losses..............................................   316               693              817             1,483
                                                                       ------        ----------       ----------        ----------

Net interest income after provision for loan losses....................18,203            20,993           35,514            40,988
                                                                       ------        ----------       ----------        ----------
Other income:
     Service charges on deposit accounts............................... 1,727             2,202            3,345             4,104
     Fees for other banking services................................... 2,149             2,563            3,980             4,857
     Net gain on sale of loans.........................................    21             1,054               43             3,613
     Miscellaneous.....................................................   256               201              506               457
                                                                       ------        ----------       ----------        ----------
         Total other income............................................ 4,153             6,020            7,874            13,031
                                                                       ------        ----------       ----------        ----------
Operating expense:
     Employee compensation and benefits................................ 9,113            11,304           17,608            22,400
     Occupancy and equipment........................................... 2,840             3,415            5,546             6,831
     (Gain)/loss on real estate owned..................................  (107)              (29)            (121)               34
     Marketing.........................................................   461               503              889             1,000
     Federal deposit insurance premium.................................    69                77              141               154
     Miscellaneous..................................................... 3,224             3,616            5,966             7,127
                                                                       ------        ----------       ----------        ----------
         Total operating expense.......................................15,600            18,886           30,029            37,546
                                                                       ------        ----------       ----------        ----------

Income before provision for income taxes............................... 6,756             8,127           13,359            16,473
                                                                       ------        ----------       ----------        ----------
Provision for income taxes:
     Current........................................................... 2,434             2,933            4,812             5,893
     Deferred..........................................................   221               263              438               532
                                                                       ------        ----------       ----------        ----------
         Total provision for income taxes.............................. 2,655             3,196            5,250             6,425
                                                                       ------        ----------       ----------        ----------

              Net income..............................................$ 4,101        $    4,931       $    8,109        $   10,048
                                                                      =======        ==========       ==========        ==========

Earnings per share:
     Basic............................................................$  0.27        $     0.34       $     0.53        $     0.70
                                                                     ========       ==========       ==========        ==========
     Diluted..........................................................$  0.27        $     0.34       $     0.53        $     0.69
                                                                     ========       ===========      ==========        ==========

See Notes to Unaudited Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                                   For the                       For the
                                                                             Three Months Ended              Six Months Ended
                                                                                  June 30,                       June 30,
                                                                           2002             2003           2002             2003
                                                                   =============== ===============     ============= ===============
                                                                               (In Thousands)                 (In Thousands)


Net Income............................................................$.....4,101       $    4,931       $   8,109       $  10,048
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on assets available for sale:
         Unrealized holding gains (losses) arising during                   1,497              549           1,154            (102)
                                                                      -----------       ----------       ---------       ----------
period

Comprehensive income..................................................$.....5,598       $    5,480       $   9,263       $   9,946
                                                                      =     =====       ==========       =========       ==========


See Notes to Unaudited Consolidated Financial
Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                      2002              2003
                                                                                  ========= =================
                                                                                              (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $  8,109          $ 10,048
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................               1,790             1,968
   ESOP and recognition and retention plan compensation expense........                 553             1,186
   Accretion of discounts, amortization of premiums and goodwill, and                (1,400)             (965)
    other deferred yield items.........................................
   Provision for loan losses...........................................                 817             1,483
   Provisions for losses and net (gains) losses on sales of real
         estate owned                                                                  (123)              (22)
     owned
   Net (gain) loss on sale of:
         Loans.........................................................                 (43)           (3,613)
         Office properties and equipment...............................                  (1)               58
   Decrease (increase) in accrued interest receivable..................                 181            (1,041)
   Increase in other assets............................................                (813)           (2,418)
   Decrease in drafts payable..........................................              (7,567)           (6,158)
   Decrease in deferred income taxes...................................                 438               534
   Increase in other liabilities.......................................               4,170             4,251
                                                                                   --------          --------
         Net cash provided by operating activities.....................               6,111             5,311
                                                                                   --------          --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................            (142,494)         (210,862)
Principal payments received on mortgage-backed securities..............              58,992            71,361
Purchases of:
   Loans...............................................................             (21,254)          (23,453)
   Mortgage-backed securities..........................................             (11,473)         (379,266)
   Federal Home Loan Bank stock........................................              (1,186)             (955)
   Investment securities...............................................             (90,000)          (40,000)
   Office properties and equipment.....................................              (5,032)           (4,472)
Proceeds from sales of:
   Loans...............................................................               3,325           131,025

   Federal Home Loan Bank stock........................................                   -               229
   Real estate acquired in settlement of loans.........................                 991               630
   Office properties and equipment.....................................                   -               550
Proceeds from maturities of municipal bonds and government and agency                79,445            94,000
securities
Other..................................................................                (366)             (360)
                                                                                   ---------         ---------
         Net cash used for investing activities........................            (129,052)         (361,573)
                                                                                   --------          ---------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of stock options,                    79               299
net of issuance costs..................................................
Purchase of treasury stock.............................................              (3,958)              (10)
Cash dividends paid....................................................              (3,056)           (2,882)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................             231,963           405,211
   Certificates of deposit.............................................             (45,843)          (39,587)
   Advances from Federal Home Loan Bank................................              18,249            17,827
   Other borrowed funds................................................               3,528           (12,859)
   Advances by borrowers for taxes and insurance.......................              11,467            12,337
                                                                                   --------          --------
         Net cash provided by financing activities.....................             212,429           380,336
                                                                                   --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................              89,488            24,074
CASH AND CASH EQUIVALENTS, Beginning of period.........................              96,291           129,666
                                                                                   --------          --------
CASH AND CASH EQUIVALENTS, End of period...............................            $185,779          $153,740
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

     The Company conducts no significant business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2003 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the implementation of SFAS No. 150 to have a material impact on our consolidated financial statements.

     Certain amounts in the financial statements have been reclassified to conform with the June 30, 2003 presentation.

2.   STOCK OPTION PLANS

     At June 30, 2003, the Company has three stock-based compensation plans. The Company accounts for these plans using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                                                   For the                         For the
                                                                             Three Months Ended                Six Months Ended
                                                                                  June 30,                         June 30,
                                                                           2002          2003                 2002          2003
                                                                        =========     ===========         ===========  =============
                                                                               (In Thousands)                       (In Thousands)


Net Income, as reported...............................................     $ 4,101     $ 4,931       $     8,109     $   10,048
    Add: Total stock-based employee compensation expense
included
      in reported net earnings, net of related tax effects............        111          240               111            500
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects......................       (161)        (365)             (161)          (750)
                                                                             -----      -------      ------------    -----------

Pro forma net income..................................................    $ 4,051       $ 4,806       $     8,059     $    9,798
                                                                            =====       =======       ===========     ==========


    Basic - as reported................................................     0.27           0.34              0.53           0.70
    Basic - pro forma..................................................     0.27           0.33              0.53           0.68

    Diluted - as reported..............................................     0.27           0.34              0.53           0.69
    Diluted - pro forma................................................     0.26           0.33              0.52           0.68



     The Company has reserved 550,237 shares of common stock under the 1994 Incentive Stock Option Plan. The plan provides for the granting of options to key employees until it expires on January 6, 2004. All options were granted at the closing price on the date of grant and were exercisable at a rate of twenty percent per year, not to exceed ten years. At June 30, 2002 and 2003 there were 82,447 and 8,585 options outstanding and exercisable. Unexercised options expire on January 6, 2004.

     The Company has reserved 183,410 shares of common stock under the 1994 Stock Option Plan for Outside Directors. The plan provides for the granting of options to directors until it expires on January 6, 2004. All options were granted at the closing price on the date of grant and are exercisable at any time up to ten years. At June 30, 2002 and 2003 there were 97,519 and 29,332 options outstanding and exercisable. Unexercised options expire on January 6, 2004.

     On May 21, 2002, the Company adopted and stockholders approved the 2002 Incentive Stock Benefit Plan. Under the 2002 plan, the Company has reserved 869,594 shares of common stock, of which options to purchase 829,950 shares were granted to key employees and outside directors. The term of the stock option awards is ten years from the date of grant. Of the 829,950 options granted, 703,900 options, which were granted to outside directors and certain executive officers will vest commencing with the first 16 2/3% vested on the date of grant and the remaining shares vesting at 16 2/3% per year over a 5 year period. The remaining 126,050 options granted to other key employees vest at a rate of 20% each year and will be fully vested five years after the date of grant. At June 30, 2003, 39,644 options remained available for grant.
                                       6

     3. LOANS RECEIVABLE Loans receivable at December 31, 2002 and June 30, 2003, consist of the following:

                                                                              December 31,       June 30,
                                                                                 2002              2003
                                                                            ==============    ==============
                                                                                        (In Thousands)
One-to-four single family, residential real estate mortgages.........         $1,062,956        $1,018,197
Commercial and multi-family real estate mortgages....................            459,054           617,735
Real estate construction-primarily residential.......................            364,346           382,399
Land loans-primarily residential.....................................             29,181            31,194
                                                                              ----------        ----------
Total first mortgage loans...........................................          1,915,537         2,049,525
Consumer loans.......................................................            141,343           160,907
Commercial business loans............................................            146,205           125,425
                                                                              ----------        ----------
Total gross loans....................................................          2,203,085         2,335,857
Less:
     Undisbursed portion of loans in process.........................            260,380           282,970
     Unearned discounts, premiums and deferred loan fees (costs), net             (1,612)              630
     Allowance for loan losses.......................................              8,318             9,730
                                                                              ----------        ----------

Loans receivable-net.................................................         $1,935,999        $2,042,527
                                                                              ==========        ==========

     During the quarter ended June 30, 2003, the Company sold $43.6 million in loans, which resulted in net gains of approximately $1.0 million. The Company has initiated a loan sales program to provide additional non interest income, reduce interest rate risk and as a capital management tool. At June 30, 2003, the Company held $5.4 million in loans available for sale.

4. ALLOWANCE FOR LOAN LOSSES

     An analysis of the changes in the allowance for loan losses for the year ended December 31, 2002 the three and six month periods ended June 30, 2002 and 2003, is as follows:

                                          For the Year                  For the Three Months                For the Six Months
                                             Ended                              Ended                              Ended
                                          December 31,                         June 30,                            June 30,
                                              2002                         2002        2003                2002          2003
                                         ================              ==========    =========          =========      =========
                                           (In Thousands)                     (In Thousands)                   (In Thousands)

Balance at beginning of period......        $   6,847                  $  7,338          $ 9,037           $  6,847    $  8,318
Current provision...................            1,986                       316              693                817       1,483
Charge-offs.........................             (575)                     (223)              -                (239)        (71)
Recoveries..........................               60                        10               -                  16          -
                                            ---------                   --------      ----------           --------    ---------
Ending balance......................        $   8,318                  $  7,441          $ 9,730           $  7,441     $  9,730
                                            ==========                 ========       ==========           ========    =========

     An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                    December 31, 2002              June 30, 2003
                                                                =========================== ============================
                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance       Balance      Allowance
                                                                ------------- ------------- -------------- -------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  1,145      $    546      $  1,062       $    527
Loans without related allowance for loan losses.............        7,248             -         8,882              -
                                                                 --------      --------      --------       --------
         Total..............................................     $  8,393      $    546      $  9,944       $    527
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

5.   DEPOSITS

     The weighted-average interest rates on deposits at December 31, 2002 and June 30, 2003 were 1.93% and 1.69%, respectively. Deposit accounts, by type at December 31, 2002 and June 30, 2003 consist of the following:

                                                                 December 31,      June 30,
                        Account Type and Rate                         2002           2003
                                                                  ========= ==============
                                                                        (In Thousands)

Non-interest-bearing checking accounts.....................       $209,695      $199,162
Interest-bearing checking and funds transfer accounts......        388,179       523,562
Passbook and statement accounts............................        340,709       556,746
Variable-rate money market accounts........................        192,003       256,327
Certificates of deposit....................................        767,755       728,168
                                                                  --------      --------

Total......................................................       $1,898,341    $2,263,965
                                                                  ==========    ==========

6.   REGULATORY CAPITAL

     The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                         ---------- ------------ -------------- ------------- ------------- --------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                         ---------- ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)
As of December 31, 2002 Stockholders'
     Equity and ratio to total assets          7.7%     $187,501
                                          ========
Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      2,084
Goodwill.............................                     (2,175)
Disallowed servicing assets..........                         (8)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          7.7%     $187,402         1.5%       $  38,613
                                          ========      ========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.7%     $187,402         3.0%       $  73,227        5.0%       $ 122,044
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.6%     $187,402         4.0%       $  70,861        6.0%       $ 106,291
                                          ========      ========      ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                      7,679
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.0%     $195,081         8.0%       $ 141,721       10.0%       $ 177,152
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                   $2,439,654
                                                        ==========

Adjusted total assets................                   $2,440,887
                                                        ==========

Risk-weighted assets.................                   $1,771,518
                                                        ==========

As of June 30, 2003 Stockholders'
     Equity and ratio to total assets          6.9%     $195,734
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      2,186
Goodwill.............................                     (2,175)
Disallowed servicing assets..........                        (75)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          6.9%     $195,670         1.5%       $  42,501
                                          ========      ========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          6.9%     $195,670         3.0%       $  85,003        5.0%       $ 141,672
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.1%     $195,670         4.0%       $  77,780        6.0%       $ 116,670
                                          ========      ========      ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                      9,029
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         10.5%     $204,699         8.0%       $ 155,560       10.0%       $ 194,451
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                   $2,832,097
                                                        ==========

Adjusted total assets................                   $2,833,431
                                                        ==========

Risk-weighted assets.................                   $1,944,505
                                                        ==========

7.   EARNINGS PER SHARE

     The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the stock options, for the three and the six month periods ended June 30, 2002 and 2003, are as follows:


                                                For the Three Months
                                                       Ended                       For the Three Months Ended
                                                   June 30, 2002                         June 30, 2003
                                         ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                                        (Dollars In Thousands, except per share data)

Net income.................          $ 4,101,000                             $4,931,000
 Basic EPS:
Income available to
     common stockholders...          $ 4,101,000     15,254,992   $0.27      $4,931,000     14,483,994    $  0.34
                                                                  =====                                   =======
Effect of diluted shares:
     Common stock options..                             146,464                                 92,097
                                                     ----------                             ----------
Diluted EPS:
Income available to
     common stockholders...         $ 4,101,000      15,401,046   $0.27      $4,931,000     14,576,091    $  0.34
                                     ==========     ===========   =====     ===========    ============   =======

                                                 For the Six Months                 For the Six Months Ended
                                                       Ended                             June 30, 2003
                                                                   June 30, 2002
                                         ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                                        (Dollars In Thousands, except per share data)

Net income.................         $ 8,109,000                             $10,048,000
Basic EPS:
Income available to
     common stockholders...         $ 8,109,000     15,270,880    $ 0.53    $10,048,000    14,436,535     $ 0.70
                                                                  ======                                  ======
Effect of diluted shares:
     Common stock options..                            144,022                                 38,884
                                                    ----------                             ----------
Diluted EPS:
Income available to
     common stockholders...         $ 8,109,000     15,414,902    $ 0.53    $10,048,000    14,475,419     $ 0.69
                                     ==========   ============    ======    ===========    ==========     ======


ESOP shares that have not been committed to be released are not considered to be outstanding.

8. OTHER COMPREHENSIVE INCOME (LOSS)

     An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended June 30, 2002 and 2003, is as follows:


                                                       For the Three Months Ended                For the Six Months Ended
                                                                June 30,                                 June 30,
                                                          2002            2003                    2002               2003
                                                       ---------------------------              ---------------------------
                                                               Unrealized                                 Unrealized
                                                                 Losses                                     Losses
                                                              On Securities                              On Securities
                                                                                (In Thousands)

  Beginning Balance...............                   $   (2,347)      $   (4,186)              $ (2,004         $  (3,535)
  Current-period change...........                        1,497                                   1,154              (102)
                                                     ----------       -----------              ----------       ---------
                                                                             549
  Ending balance..................                   $    (850)       $   (3,637)              $   (850)         $ (3,637)
                                                     ==========       ==========               ==========       =========


     An analysis of the related tax effects allocated to Other Comprehensive Income (Loss) is as follows:


                                                  For the Three Months Ended              For the Three Months Ended
                                                         June 30, 2002                          June 30, 2003
                                              ------------------------------------    -----------------------------------
                                                              Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ =========== == =========== =========== ===========
                                                                            (In Thousands)
Unrealized gain on assets available for sale:
 Unrealized holding gains
     arising during period.........................$.2,454..   $  (957)    $ 1,497        $   900     $  (351)     $   549
                                                   = =====     ========    =======        =======     ========     =======



                                                   For the Six Months Ended                For the Six Months Ended
                                                         June 30, 2002                          June 30, 2003
                                              ------------------------------------    -----------------------------------
                                                              Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ =========== == =========== =========== ===========
                                                                            (In Thousands)
Unrealized gains (losses) on assets available for sale:
 Unrealized holding gains
   (losses) arising during period.............     $ 1,892     $  (738)    $ 1,154        $  (167)    $    65     $  (102)
                                                   =======     ========    =======        ========    =======     ========


9. CONTINGENCIES

     On July 1, 2003, Fidelity Federal Bank & Trust was named as defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, has alleged that the Bank violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in its marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per violation. As a result of Kehoe's suing on behalf of a class of plaintiffs, the potential award, should Kehoe prevail, would be material. At this time, however, the size of the class has not been asserted by Kehoe. The Bank is currently in the process of drafting a response to the complaint and discovery has not yet commenced. The Bank, in consultation with counsel, has concluded that the lawsuit is without merit and the Bank intends to vigorously defend against Kehoe's claim. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other Comprehensive Operations.

     The Company's only component of Other Comprehensive Operations for the three and the six months ended June 30, 2003 and 2002 is the change in the unrealized gain or loss on assets available for sale.

     Other comprehensive loss for the six months ended June 30, 2003 was $102,000 compared to other comprehensive income of $1.2 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, the market value of the Company's assets available for sale decreased by $167,000, which net of income tax benefit of $65,000 resulted in other comprehensive loss of $102,000. During the six months ended June 30, 2002, the value of the Company's assets available for sale increased by $1.9 million, which net of $738,000 in income tax expense resulted in other comprehensive income of $1.2 million.

     Other comprehensive income for the quarter ended June 30, 2003 was $549,000 compared to other comprehensive income of $1.5 million for the quarter ended June 30, 2002. During the quarter ended June 30, 2003, the market value of the Company's assets available for sale increased by $900,000, which net of income tax expense of $351,000 resulted in other comprehensive income of $549,000. During the quarter ended June 30, 2002, the value of the Company's assets available for sale increased by $2.5 million which net of $957,000 in income tax expense resulted in other comprehensive income of $1.5 million.

Changes in Financial Condition.

     The Company's assets increased by $389.3 million to $2.8 billion at June 30, 2003 from $2.4 billion at December 31, 2002. Net loans receivable increased by $106.5 million, while cash and assets available for sale increased by $276.9 million. The increase in net loans receivable reflects a shift in the composition of the Bank's loan portfolio since December 31, 2002. Due in part to the Company's commencement of loans sales into the secondary markets, the balance of 1 to 4 family and residential land loans decreased from December 31, 2002 to June 30, 2003 by approximately $20.6 million. Offsetting this decrease in residential loans was an increase in consumer loans of $19.2 million and an increase in commercial real estate and business loans of $107.9 million. The increase in cash and assets available for sale reflects management's decision to maintain a higher level of assets in liquid investments during a period of low interest rates. In addition, the Company increased its investment in office properties and equipment, primarily for new office sites, by $1.8 million, while all other assets increased by $8.6 million. Funds for the increase in assets were provided primarily as a result of an increase in deposits of $365.6 million, together with increases in all other liabilities in the amount of $15.4 million, of which advances from Federal Home Loan Bank were $17.8 million. In addition to these increases in liabilities, equity increased by $8.3 million to $177.4 million at June 30, 2003 from $169.1 million at December 31, 2002 resulting mainly from net income for the six months of $10.0 million which was offset by dividends declared of $2.9 million.

Results of Operations.

     Net income for the six months ended June 30, 2003 was $10.0 million, an $1.9 million increase compared to $8.1 million for the same 2002 period. This increase was attributable to an increase in net interest income of $6.2 million along with an increase in other income of $5.2 million. The increase in net interest income consisted of an increase in interest income of $3.2 million along with a decrease in interest expense of $3.0 million. The increase in other income included a gain on the sale of loans of $3.6 million for the six months ended June 30, 2003. Partially offsetting these increases were increases in operating expenses of $7.5 million and increases in the provision for income taxes of $1.2 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Net income for the quarter ended June 30, 2003 was $4.9 million, an $830,000 increase compared to $4.1 million for the same 2002 quarter. This increase was attributable to an increase of $3.2 million in net interest income along with an increase in other income of $1.9 million. The increase in net interest income consisted of a decrease in interest expense of $1.2 million along with an increase in interest income of $2.0 million. The increase in other income included a gain on the sale of loans of $1.0 million for the quarter ended June 30, 2003. Partially offsetting these increases were an increase in operating expenses of $3.3 million and an increase in the provision for income taxes of $541,000 for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

Interest Income.

     Interest income for the six months ended June 30, 2003, totaled $71.2 million, representing an increase of $3.2 million or 4.7% compared to the same period in 2002. Interest income from loans increased by $3.9 million, primarily as a result of a 19.1% increase in the average balance of loans to $2.0 billion from $1.7 billion for the six months ended June 30, 2003 and 2002, respectively. Interest income from mortgage-backed and corporate debt securities increased to $5.8 million for the six months ended June 30, 2003 from $4.5 million for the 2002 period. This increase was due to an increase in the average balance of such securities of $99.8 million, partially offset by a decrease in the average yield of these securities to 3.68% in 2003 from 4.20% in 2002. There was a decline in interest income from investment securities of $1.4 million principally resulting from a decrease in the average yield of these securities to 2.20% from 3.60%, as well as a decrease in the average balance of such securities to $56.6 million for the six months ended June 30, 2003 from $111.8 million for the six months ended June 30, 2002. Interest income on other investments also decreased by $584,000 due mainly to a decrease in the average balance on these investments to $125.2 million from $148.1 million and a decline in the average yield to 1.58% from 2.13% for the periods ended June 30, 2003 and 2002, respectively.

     Interest income for the quarter ended June 30, 2003, totaled $36.3 million, representing an increase of $2.0 million or 5.9% compared to the same quarter in 2002. Interest income from loans increased by $1.6 million, primarily as a result of a 17.2% increase in the average balance of loans to $2.0 billion from $1.7 billion for the quarters ended June 30, 2003 and 2002, respectively. Interest income from mortgage-backed and corporate debt securities increased to $3.8 million for the quarter ended June 30, 2003 from $2.2 million for the 2002 quarter. This increase resulted from an increase in the average balance of such securities to $419.9 million from $205.7 million, counteracted by a decrease in the average yield of these securities to 3.61% for the quarter ended June 30, 2003 from 4.27% for the quarter ended June 30, 2002. There was a decline in interest income from investment securities of $808,000 resulting from a decrease in the average balance of such securities to $44.9 million from $122.2 million, along with a decrease in the average yield of these securities to 2.01% for the quarter ended June 30, 2003 from 3.39% for the quarter ended June 30, 2002. Interest income on other investments also decreased by $340,000 due mainly to a decrease in the average balance on these investments to $114.8 million from $150.1 million for the quarters ended June 30, 2003 and 2002, respectively.

Interest Expense.

     Interest expense for the six months ended June 30, 2003, totaled $28.7 million, a decrease of $3.0 million or 9.3% from the same period in 2002. The principal cause for this decline was a decrease in interest expense on deposits of $1.4 million. While the average balance of deposits increased to $2.1 billion for the six months ended June 30, 2003 compared to $1.7 billion for the six months ended June 30, 2002, the cost of those deposits declined to 1.85% compared to 2.46% for the comparative period. The decline in the cost of deposits had two principal causes: (a) the Bank's core deposits, which consist of interest-bearing and non interest-bearing transaction accounts, money market accounts and passbook accounts increasing as a percentage of total deposits to 67.8% at June 30, 2003 from 53.9% at June 30, 2002, and (b) the majority of the Bank's maturing certificates of deposit repricing in a lower rate environment. Interest expense on borrowed funds decreased by $1.6 million caused primarily due to a decrease in the average balance of such funds to $337.4 million from $376.5 million and a decrease in the average cost of borrowed funds to 5.50% for the six months ended June 30, 2003 from 5.76% for the comparable 2002 period.

     Interest expense for the quarter ended June 30, 2003, totaled $14.7 million, a decrease of $1.2 million or 7.2% from the same quarter in 2002. The principal cause for this decline was a decrease in interest expense on deposits of $336,000. While the average balance of deposits increased to $2.2 billion for the quarter ended June 30, 2003 compared to $1.7 billion for the quarter ended June 30, 2002, the cost of those deposits declined to 1.82% compared to 2.39% for the comparative quarter. The decline in the cost of deposits had two principal causes: (a) the Bank's core deposits, which consist of interest-bearing and non interest-bearing transaction accounts, money market accounts and passbook accounts increasing as a percentage of total deposits from 53.9% at June 30, 2002 to 67.8% at June 30, 2003, and (b) the majority of the Bank's maturing certificates of deposit repricing in a lower rate environment. Interest expense on borrowed funds also decreased by $798,000 caused primarily by a decrease in the average balance of such funds to $334.5 million from $378.0 million and a decrease in the average cost of borrowed funds to 5.56% for the quarter ended June 30, 2003 from 5.77% for the comparable 2002 quarter.

Net Interest Income.

     During the six months ended June 30, 2003, the Company's interest income increased by $3.2 million compared to the same period in 2002, while interest expense decreased by $3.0 million, resulting in net interest income of $42.5 million for the six months ended June 30, 2003, a $6.2 million or, 16.9% increase from the six months ended June 30, 2002.

     During the quarter ended June 30, 2003, the Company's interest income increased by $2.0 million compared to the same quarter in 2002, while interest expense decreased by $1.2 million, resulting in net interest income of $21.7 million for the quarter ended June 30, 2003, a $3.2 million or, 17.1% increase from the quarter ended June 30, 2002.

Provision for Loan Losses.

     The provision for loan losses was $1.5 million for the six months ended June 30, 2003, compared to $817,000 for the six months ended June 30, 2002. The provision for the six months ended June 30, 2003 is deemed adequate by management in light of the risks known and inherent in the Bank's loan portfolio.

     The provision for loan losses was $693,000 for the quarter ended June 30, 2003, compared to $316,000 for the quarter ended June 30, 2002. The provision for the quarter ended June 30, 2003 is deemed adequate by management in light of the risks inherent in the Bank's loan portfolio.

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

Other Income.

     Other income for the six months ended June 30, 2003 was $13.0 million, representing an increase of $5.2 million compared to the same period in 2002. This increase is principally due to an increase in net gain on sale of loans of $3.6 million, resulting directly from the sale of $127.6 million in loans in the six months ended June 30, 2003. These sales included a gain of $1.5 million on the sale of approximately $50.0 million of loans from the existing portfolio, which occurred during the first quarter of 2003. The balance of loan sales of totally $77.6 million generated $2.1 million in net gain, representing the Company's commencement of loan sales into the secondary markets. The Company has initiated the loan sales program to provide additional non interest income, reduce interest rate risk and as a capital management tool. Also contributing to the increase in other income were an increase in fees for other banking services of $877,000 to $4.9 million from $4.0 million and an increase in service charges on deposit accounts of $759,000 to $4.1 million from $3.3 million for the six months ended June 30, 2003 and 2002, respectively.

     Other income for the quarter ended June 30, 2003 was $6.0 million, representing an increase of $1.9 million compared to the same quarter in 2002. This increase is principally due to an increase in net gain on sale of loans of $1.0 million, resulting directly from the sale of $43.6 million in loans in the quarter ended June 30, 2003. Also contributing to the increase in other income were increases in fees for other banking services of $414,000 to $2.6 million from $2.1 million and increases in service charges on deposit accounts of $475,000 to $2.2 million from $1.7 million for the quarters ended June 30, 2003 and 2002, respectively.

Operating Expense.

     Operating expense increased by $7.5 million to $37.5 million for the six months ended June 30, 2003 when compared to the same six month period in 2002. Of this increase, $4.8 million is attributable to employee compensation and benefits expense. Increases in employee compensation and benefits expense were primarily attributable to an $860,000 increase in medical benefits costs, a $584,000 increase in the Company's defined benefit retirement plan costs, and a $638,000 increase in stockholder approved stock based compensation. The remainder of the increase in compensation costs are principally due to additional personnel to staff new offices, compensation for expansion of the company's lending and other income production activities, increased incentive compensation due to increased profitability, together with normal salary increases. The increase of $1.3 million in occupancy and equipment costs reflects the company's continued expansion of offices and investment in technology to better serve its customers. Miscellaneous operating costs increased by $1.2 million due mainly to operating the new customer service facilities.

     Compared to the quarter ending June 30, 2002, operating expense for the quarter ending June 30, 2003 increased by $3.3 million to $18.9 million. Of this increase, $2.2 million is attributable to employee compensation and benefits. Increases in employee compensation and benefits expense were primarily attributable to an $408,000 increase in medical benefits costs, a $355,000 increase in the Company's defined benefit retirement plan costs, and a $213,000 increase in stockholder approved stock based compensation. The remainder of the increase in compensation costs is due to incentive compensation as a result of increased profitability, additional personnel to serve deposit and loan customers, as well as production of increased fee based income, together with normal salary increases. Occupancy and equipment costs and miscellaneous operating Market Value costs increased by $575,000 and of Portfolio $392,000, respectively Equity reflecting the operation of new customer service facilities. When compared to the quarter ended March 31, 2003, the Company's operating expense for the quarter ending June 30, 2003 increased by $226,000.

Income Taxes.

     The income tax provision was $6.4 million for the six months ended June 30, 2003 compared to $5.3 million for the six months ended June 30, 2002. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income.

     The income tax provision was $3.2 million for the quarter ended June 30, 2003 compared to $2.7 million for the quarter ended June 30, 2002. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

     As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of June 30, 2003, the Company does not own any trading assets other than $1.1 million of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At June 30, 2003, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

     The following table sets forth the Bank's estimated internal calculations of MVPE as of June 30, 2003.




       Changes in Rates
         (Rate Shock)             $ Amount     $ Change        % Change
         ============            ========== =============   ================
                                             (Dollars in Thousands)

           +200bp                $ 315,923      $ 5,055           1.6%
           +100bp                  326,689       15,821           5.1%
             -0-                   310,868            0           0.0%
           -100bp                  238,750      (72,118)        (23.2)%


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

Liquidity and Capital Resources.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 12.35% during the month of June 2003. Liquidity ratios averaged 8.97% for the quarter ended June 30, 2003. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

     The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $87.2 million at June 30, 2003. Other assets qualifying for liquidity at June 30, 2003, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $212.9 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

     Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2003, the Bank had $271.2 million in advances from the FHLB. At June 30, 2003, the Bank had commitments outstanding to originate or purchase loans of $219.3 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2003, totaled $462.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the implementation of SFAS No. 150 to have a material impact on our consolidated financial statements.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Companys disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act 0f 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internat control over financial reporting.

                            FIDELITY BANKSHARES, INC.
                                 AND SUBSIDIARY

                           Part II - Other Information

Item 1        Legal Proceedings

     The Company and its subsidiary are not involved in any litigation, nor is the Company aware of any pending litigation, other than legal proceedings incident to the business of the Company, such as foreclosure actions filed on behalf of the Company. Management, therefore, believes the results of any current litigation, other than as described below, would be immaterial to the consolidated financial condition or results of operation of the Company.

     On July 1, 2003, Fidelity Federal Bank & Trust was named as defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, has alleged that the Bank violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in its marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per violation. As a result of Kehoe's suing on behalf of a class of plaintiffs, the potential award, should Kehoe prevail, would be material. At this time, however, the size of the class has not been asserted by Kehoe. The Bank is currently in the process of drafting a response to the complaint and discovery has not yet commenced. The Bank, in consultation with counsel, has concluded that the lawsuit is without merit and the Bank intends to vigorously defend against Kehoe's claim.


Item 2        Changes in Securities

               None.


Item 3        Default Upon Senior Securities

              Not applicable.

Item 4        Submission of Matters to a Vote of Security Holders

              Ballot No. 1

          The election of Vince A. Elhilow and Donald E. Warren to serve as directors for a term of three years or until their successors has been elected and qualified.


                                     For           Withheld

              Vince A. Elhilow     10,916,179      363,491
              Donald E. Warren     10,984,822      294,848

              Ballot No. 2

               The ratification of the appointment of Deloitte & Touche LLP, as auditors for the Company for the fiscal year ended December 31, 2003.


                                   For        Against        Abstain

              Number of Votes   11,092,485    166,099        21,084


Item 5        Other Information

               None.

Item 6        Exhibits 31.1, 31.2 and 32.1

                        Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Vince A. Elhilow, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fidelity Bankshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 12, 2003                         /S/Vince A. Elhilow
                                               --------------------------------
                                                 Vince A. Elhilow, President and
                                                  Chief Executive Officer

                        Certification of Chief Financial
                       Officer Pursuant to Section 302 of
                         the Sarbanes-Oxley Act of 2002

     I, Richard D. Aldred, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fidelity Bankshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 12, 2003                          /S/Richard D. Aldred
                                              ----------------------------------
                                                 Richard D. Aldred
                                                 Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                             FIDELITY BANKSHARES, INC.


Date:  August 12, 2003                 By:   /S/Vince A. Elhilow
                                       -----------------------------
                                        Vince A. Elhilow
                                        President and Chief Executive Officer


Date:  August 12, 2003                 By:  /S/Richard D. Aldred
                                       -----------------------------
                                        Richard D. Aldred
                                        Executive Vice President
                                        Chief Financial Officer