Form 10-Q
period 2003-09-30
FIDELITY BANKSHARES INC
filed 2003-11-14
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
                                       OR

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

     Indicate by check |X| whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     Indicate by check mark whether the Registrant is an accelerated filer as defined in rule 12b-2 of the Securities Exchange Act of 1934. Yes |X| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 15,020,202 shares of the Registrant's common stock par value $0.10 per share outstanding as of November 1, 2003.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

Item 1.    Interim Financial Statements........................................1

           Unaudited Consolidated Statements of Financial Condition as of
               December 31, 2002 and September 30, 2003........................2

           Unaudited Consolidated Statements of Operations for the three and the nine months ended September 30, 2002 and 2003...................3

           Unaudited Consolidated Statements of Comprehensive Operations for the
               three and the nine months ended September 30, 2002 and 2003.....4

           Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2003...............................5

           Notes to Unaudited Consolidated Financial Statements................6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................13

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..........18

Item 4.    Controls and Procedures............................................21

PART II.      OTHER INFORMATION...............................................22

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
------------------------------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            December 31,        September 30,
                                                                                               2002                 2003
                                                                                         ================= ======================
ASSETS                                                                                   (In thousands, except share and per share
                                                                                            data)
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................             $    66,178          $    58,771
     Interest-bearing deposits................................................                  63,488              109,042
                                                                                           -----------          -----------
         Total cash and cash equivalents......................................                 129,666              167,813
                                                                                           -----------          -----------
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                  89,879               25,789
     Mortgage-backed securities...............................................                 109,755              465,660
     Corporate debt securities................................................                  35,384               35,438
                                                                                           -----------          -----------
         Total assets available for sale......................................                 235,018              526,887
LOANS RECEIVABLE, Net.........................................................               1,936,370            2,083,513
OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                  67,784               70,260
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                  12,919               13,645
REAL ESTATE OWNED, Net........................................................                       -                   45
ACCRUED INTEREST RECEIVABLE...................................................                   9,698               10,563
DEFERRED INCOME TAX ASSET.....................................................                   6,785                6,764
OTHER ASSETS                                                                                    41,157               49,898
                                                                                           -----------          -----------
TOTAL ASSETS                                                                               $ 2,439,397          $ 2,929,388
                                                                                           ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................             $ 1,898,341          $ 2,357,966
OTHER BORROWED FUNDS..........................................................                  44,416               28,725
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................                 253,371              267,746
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                   3,185               21,210
DRAFTS PAYABLE................................................................                   6,181                2,063
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES...........................................                  28,750               28,750
OTHER LIABILITIES.............................................................                  36,066               43,084
                                                                                           -----------          -----------
     TOTAL LIABILITIES........................................................               2,270,310            2,749,544
                                                                                           -----------          -----------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                       -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     15,869,787 shares issued at December 31, 2002 and
     15,020,202 shares   issued at September 30, 2003.........................                   1,587                1,502
ADDITIONAL PAID IN CAPITAL....................................................                 125,648              106,099
RETAINED EARNINGS - substantially restricted..................................                  77,687               87,763
TREASURY STOCK - at cost, 1,340,420 shares at December 31, 2002 and
     310,906 shares at September 30, 2003.....................................                 (21,705)              (1,688)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan............................................                  (4,609)              (4,344)
     Recognition and retention plan...........................................                  (5,986)              (4,788)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                  (3,535)              (4,700)
                                                                                           ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY...............................................                  169,087              179,844
                                                                                           ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................             $  2,439,397         $  2,929,388
                                                                                           =============        ============

See Notes to Unaudited Consolidated Financial Statements.


FIDELITY BANKSHARES, INC.
------------------------------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For the                             For the
                                                                         Three Months Ended                  Nine Months Ended
                                                                               September 30,                   September 30,
                                                                         2002             2003             2002              2003
                                                                      ==============================================================
                                                                                       (In Thousands, except per share data)
Interest income:
     Loans.........................................................   $31,441        $   32,320       $   91,293        $   96,056
     Investment securities.........................................       775               129            2,789               752
     Other investments.............................................       782               419            2,357             1,410
     Mortgage-backed and corporate debt securities.................     1,954             2,560            6,493             8,377
                                                                       ------             -----       ----------        ----------
         Total interest income.....................................    34,952            35,428          102,932           106,595
                                                                       ------            ------       ----------        ----------
Interest expense:
     Deposits......................................................    10,157             9,728           30,964            29,153
     Advances from Federal Home Loan Bank and other borrowings.....     5,470             4,643           16,312            13,914
                                                                       ------        ----------       ----------            ------
         Total interest expense....................................    15,627            14,371           47,276            43,067
                                                                       ------        ----------       ----------            ------

Net interest income................................................    19,325            21,057           55,656            63,528

Provision for loan losses..........................................       459               558            1,276             2,041
                                                                       ------        ----------       ----------        ----------

Net interest income after provision for loan losses................    18,866            20,499           54,380            61,487
                                                                       ------        ----------       ----------        ----------
Other income:
     Service charges on deposit accounts...........................     1,884             2,957            5,229             7,061
     Fees for other banking services...............................     2,194             2,555            6,175             7,412
     Net gain on sale of loans and mortgage-backed securities......        88               118              131             3,731
     Miscellaneous.................................................       271               239              777               696
                                                                       ------        ----------       ----------        ----------
         Total other income........................................     4,437             5,869           12,312            18,900
                                                                       ------        ----------       ----------        ----------
Operating expense:
     Employee compensation and benefits............................     9,875            11,235           27,483            33,635
     Occupancy and equipment.......................................     2,954             3,703            8,500            10,534
     (Gain)/loss on real estate owned..............................         1                (7)            (120)               27
     Marketing.....................................................       531               482            1,420             1,482
     Federal deposit insurance premium.............................        75                82              216               236
     Miscellaneous.................................................     3,023             3,650            8,990            10,777
                                                                       ------        ----------       ----------        ----------
         Total operating expense...................................    16,459            19,145           46,489            56,691
                                                                       ------        ----------       ----------        ----------

Income before provision for income taxes...........................     6,844             7,223           20,203            23,696
                                                                       ------        ----------       ----------        ----------
Provision for income taxes:
     Current.......................................................     2,430             2,605            7,242             8,498
     Deferred......................................................       220               233              658               765
                                                                       ------        ----------       ----------        ----------
         Total provision for income taxes..........................     2,650             2,838            7,900             9,263
                                                                       ------        ----------       ----------        ----------

              Net income...........................................  $  4,194        $    4,385       $   12,303        $   14,433
                                                                     ========        ==========       ==========        ==========

Earnings per share:
     Basic.........................................................  $   0.28        $     0.30       $     0.81        $     1.00
                                                                     ========        ==========       ==========        ==========
     Diluted.......................................................  $   0.28        $     0.30       $     0.81        $     0.99
                                                                     ========        ==========       ==========        ==========


See Notes to Unaudited Consolidated Financial Statements.
                                       3


FIDELITY BANKSHARES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   For the                        For the
                                                                             Three Months Ended              Nine Months Ended
                                                                                September 30,                    September 30,
                                                                           2002             2003            2002             2003
                                                                        =========================     ==============================
                                                                               (In Thousands)                       (In Thousands)


Net Income............................................................$     4,194    $    4,385       $    12,303       $    14,433
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on assets available for sale:
         Unrealized holding gains (losses) arising during                    (310)       (1,063)              844            (1,165)
                                                                      ------------   -----------      -----------       ------------
period

Comprehensive income..................................................$     3,884    $    3,322       $    13,147       $    13,268
                                                                      ============    ==========       ===========       ===========


See Notes to Unaudited Consolidated Financial Statements.



FIDELITY BANKSHARES, INC.
------------------------------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                                      2002              2003
                                                                                  ===========      ==============
                                                                                         (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $ 12,303          $ 14,433
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................               2,715             3,060
   ESOP and recognition and retention plan compensation expense........               1,117             1,796
   Accretion of discounts, amortization of premiums and other deferred               (2,128)             (497)
    yield items........................................................
   Provision for loan losses...........................................               1,276             2,041
   Provisions for losses and net (gains) losses on sales of real estate                (123)              (29)
owned
   Net (gain) loss on sale of:
         Loans.........................................................                 (67)           (3,731)

         Mortgage-backed securities....................................                 (64)                -
         Office properties and equipment...............................                  (1)               59

   Decrease (increase) in accrued interest receivable..................                 745              (865)
   Increase in other assets............................................              (3,643)           (8,264)
   Decrease in drafts payable..........................................              (6,484)           (4,118)
   Decrease in deferred income taxes...................................                 262               766
   Increase in other liabilities.......................................               7,844             6,998
                                                                                   --------          --------
         Net cash provided by operating activities.....................              13,752            11,649
                                                                                   --------          --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................            (234,247)         (287,480)
Principal payments received on mortgage-backed securities..............              86,167           223,586
Purchases of:
   Loans...............................................................             (35,202)          (30,988)
   Mortgage-backed securities..........................................             (16,952)         (584,009)
   Federal Home Loan Bank stock........................................              (1,186)             (955)
   Investment securities...............................................            (195,000)          (55,104)
   Office properties and equipment.....................................              (9,126)           (6,505)
Proceeds from sales of:
   Loans...............................................................               4,615           175,746

   Federal Home Loan Bank stock........................................                   -               229
   Real estate acquired in settlement of loans.........................                 991               840


   Mortgage-backed securities available for sale.......................               4,456                 -
   Office properties and equipment.....................................                   -               550
Proceeds from maturities of municipal bonds and government and agency               169,445           119,000
securities
Purchase of insurance company assets...................................                   -              (191)
Other..................................................................                 186              (518)
                                                                                   --------          ---------
         Net cash used for investing activities........................            (225,853)         (445,799)
                                                                                   --------          ---------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of stock options,                   100               308
net of issuance costs..................................................
Purchase of treasury stock.............................................             (13,805)              (10)
Cash dividends paid....................................................              (4,568)           (4,335)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................             323,378           517,660
   Certificates of deposit.............................................             (49,282)          (58,035)
   Advances from Federal Home Loan Bank................................              15,677            14,375
   Other borrowed funds................................................               4,618           (15,691)
   Advances by borrowers for taxes and insurance.......................              17,243            18,025
                                                                                   --------          --------
         Net cash provided by financing activities.....................             293,361           472,297
                                                                                   --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................              81,260            38,147
CASH AND CASH EQUIVALENTS, Beginning of period.........................              96,290           129,666
                                                                                   --------          --------
CASH AND CASH EQUIVALENTS, End of period...............................            $177,550          $167,813
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

The Company conducts no significant business other than holding the common stock of the Bank. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2003 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

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

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation became effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE is subject to the consolidation provisions of FIN 46 if, by design, it cannot support its financial activities without additional subordinated financial support from other parties and does not have equity investors which as a group have the ability to make decisions about its activities through voting rights. FIN 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds variable interests that expose it to a majority of the entity's expected losses and/or residual returns. The application of this Interpretation was immediate for VIE's created after January 31, 2003. On October 9, 2003, the FASB deferred the implementation date of FIN 46 until the fourth quarter of 2003 for variable interest entities that existed prior to February 1, 2003.

Along with other companies and the accounting industry, the Company is evaluating and interpreting the potential impact of FIN 46 on the accounting for its Guaranteed Preferred Beneficial Interests in Company Debentures as well as the continued consolidation of the statutory business trust that issued these secruities. The Preferred Securities were issued out of a grantor trust, Fidelity Capital Trust I, a Delaware statutory trust, which was created by the Company for the sole purpose of issuing the Preferred Securities and is 100% owned by the Company. In July 2003, the Federal Reserve Board issued a supervisory letter indicating that Trust-Preferred Securities currently will continue to qualify as Tier 1 capital for regulatory purposes until further notice. The Federal Reserve Board has also stated that it will continue to review the regulatory implications of any accounting treatment changes and will provide further guidance, if necessary. No other impact of significance on the Company's results of operations or financial condition is expected from this

Interpretation. However, the FASB staff and the accounting industry continue to address specific interpretative and implementation issues regarding this Interpretation. The results of these actions could change the Company's assessment of the impact of the Interpretation.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 has had no material impact on our consolidated financial statements.

Certain amounts in the financial statements have been reclassified to conform with the September 30, 2003 presentation.


2.   STOCK OPTION PLANS

At September 30, 2003, the Company has three stock-based compensation plans. The Company accounts for these plans using the intrinsic value method. Accordingly, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value based method to stock-based employee compensation.



                                                                               For the                           For the
                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                      September 30,
                                                                          2002             2003            2002             2003
                                                                      ===========================      ============= ===============
                                                                               (In Thousands)                       (In Thousands)


Net Income, as reported...............................................   $ 4,194        $   4,385       $   12,303        $  14,433
    Add: Total stock-based employee compensation expense
     included in reported net earnings, net of related tax effects.....      249              231              360              731
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects.......................     (374)            (376)            (536)          (1,126)
                                                                          -------        ---------         --------        ---------


Pro forma net income..................................................   $ 4,069        $   4,240       $    12,127       $  14,038
                                                                          =======       ==========       ===========       =========


    Basic - as reported................................................     0.28             0.30              0.81             1.00
    Basic - pro forma..................................................     0.27             0.29              0.80             0.97

    Diluted - as reported..............................................     0.28             0.30              0.81             0.99
    Diluted - pro forma................................................     0.27             0.29              0.80             0.96


The Company has reserved 550,237 shares of common stock under the 1994 Incentive Stock Option Plan. The plan provides for the granting of options to key employees until it expires on January 6, 2004. All options were granted at the closing price on the date of grant and were exercisable at a rate of twenty percent per year, not to exceed ten years. At September 30, 2002 and 2003 there were 65,797 and 4,956 options outstanding and exercisable. Unexercised options expire on January 6, 2004.

The Company has reserved 183,410 shares of common stock under the 1994 Stock Option Plan for Outside Directors. The plan provides for the granting of options to directors until it expires on January 6, 2004. All options were granted at the closing price on the date of grant and are exercisable at any time up to ten years. At September 30, 2002 and 2003 there were 91,837 and 29,332 options outstanding and exercisable. Unexercised options expire on January 6, 2004.

On May 21, 2002, the Company adopted and stockholders approved the 2002 Incentive Stock Benefit Plan. Under the 2002 plan, the Company has reserved 869,594 shares of common stock, of which options to purchase 829,950 shares were granted to key employees and outside directors on that day. Simultaneously with the grant of any Stock Option to a participant, the plan allows for the Stock Option committee to grant a Reload Option with respect to all or some of the shares covered by such Stock Option. A Reload Option may be granted to a participant who satisfies all or part of the exercise price of the stock option with shares of common stock. The Reload Option represents an additional Stock Option to acquire the same number of shares of Common Stock used by the participant to pay for the original Stock Option. Any shares that are used for payment of the exercise price of any stock option in connection with a Reload Option will not be counted as issued under the plan and will be available for future grants under the plan. Also, unvested Stock Options which are forfeited due to termination of employment are also added to the outstanding Stock Options available for future grants. The Stock Benefit Plan is effective for ten years from the date of adoption. All Stock Options granted become fully vested over a period not to exceed five years from the date of grant. At September 30, 2003, 41,444 options remained available for grant.

3.   LOANS RECEIVABLE

Loans receivable at December 31, 2002 and September 30, 2003, consist of the following:


                                                                              December 31,     September 30,
                                                                                2002               2003
                                                                            ==============    =============
                                                                                        (In Thousands)

One-to-four single family, residential real estate mortgages.........         $1,062,956        $1,001,544
Commercial and multi-family real estate mortgages....................            459,425           651,704
Real estate construction-primarily residential.......................            364,346           435,333
Land loans-primarily residential.....................................             29,181            32,088
                                                                              ----------        ----------
Total first mortgage loans...........................................          1,915,908         2,120,669
Consumer loans.......................................................            141,343           167,906
Commercial business loans............................................            146,205           125,190
                                                                              ----------        ----------
Total gross loans....................................................          2,203,456         2,413,765
Less:
     Undisbursed portion of loans in process.........................            260,380           318,918
     Unearned discounts, premiums and deferred loan fees (costs), net             (1,612)            1,292
     Allowance for loan losses.......................................              8,318            10,042
                                                                              ----------        ----------

Loans receivable-net.................................................         $1,936,370        $2,083,513
                                                                              ==========        ==========

During the quarter ended September 30, 2003, the Company sold $44.6 million in loans, which resulted in net gains of approximately $118,000. The Company has initiated a loan sales program to provide additional other income, reduce interest rate risk and as a capital management tool. At September 30, 2003, the Company held, at fair value, $9.8 million in loans available for sale.

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 2002 and the three and nine month periods ended September 30, 2002 and 2003, is as follows:


                                             For the Year                  For the Three Months                For the Nine Months
                                                Ended                              Ended                              Ended
                                             December 31,                      September 30,                      September 30,
                                                2002                        2002           2003              2002           2003
                                         ====================          ===========================       ===========================
                                           (In Thousands)                     (In Thousands)                         (In Thousands)

Balance at beginning of period......        $      6,847            $      7,441      $    9,730            $  6,848    $   8,318
Current provision...................               1,986                     459             558               1,276        2,041
Charge-offs.........................                (575)                    (68)           (246)               (307)        (317)
Recoveries..........................                  60                      28               -                  44            -
                                            ------------             -----------      -----------         -----------   ----------
Ending balance......................        $      8,318            $      7,860      $   10,042            $   7,860   $  $10,042
                                            ============            ============      ===========         ===========   ==========



An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:


                                                                    December 31, 2002           September 30, 2003
                                                                =========================== ============================

                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance       Balance      Allowance
                                                                ------------- ------------- -------------- -------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  1,145      $    546      $  1,394       $    297
Loans without related allowance for loan losses.............        7,248             -         8,587              -
                                                                 --------      --------      --------       --------
         Total..............................................     $  8,393      $    546      $  9,981       $    297
                                                                 ========      ========      ========       ========

The Bank's policy for the accounting of interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent and cease accruing interest thereafter. Such interest ultimately collected is credited to income in the period of recovery.

5.   DEPOSITS

The weighted-average interest rates on deposits at December 31, 2002 and September 30, 2003 were 1.95% and 1.61%, respectively. Deposit accounts, by type at December 31, 2002 and September 30, 2003 consist of the following:


                                                                   December 31,   September 30,
                        Account Type and Rate                         2002           2003
                                                                  ========= ==============
                                                                        (In Thousands)

Non-interest-bearing checking accounts.....................       $209,695      $254,136
Interest-bearing checking and funds transfer accounts......        388,179       513,570
Passbook and statement accounts............................        340,709       593,214
Variable-rate money market accounts........................        192,003       287,326
Certificates of deposit....................................        767,755       709,720
                                                                ----------    ----------

Total......................................................     $1,898,341    $2,357,966
                                                                ==========    ==========

6.   REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                        ------------ ------------ -------------- ------------- ------------- --------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                        ------------ ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)

As of December 31, 2002 Stockholders'
     Equity and ratio to total assets          7.7%     $187,501
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      2,084
Goodwill.............................                     (2,175)
Disallowed servicing assets..........                         (8)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          7.7%     $187,402         1.5%       $  38,613
                                          ========      ========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.7%     $187,402         3.0%       $  73,227        5.0%       $ 122,044
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.6%     $187,402         4.0%       $  70,861        6.0%       $ 106,291
                                          ========      ========      ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                      7,679
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.0%     $195,081         8.0%       $ 141,721       10.0%       $ 177,152
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                   $2,439,654
                                                        ==========

Adjusted total assets................                   $2,440,887
                                                        ==========

Risk-weighted assets.................                   $1,771,518
                                                        ==========




As of September 30, 2003
     Stockholders' Equity and ratio            6.8%     $199,550
                                          ========
     to total assets.................

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      3,248
Goodwill.............................                     (5,281)
Disallowed servicing assets..........                       (108)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          6.7%     $197,409         1.5%       $  43,915
                                          ========      ========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          6.7%     $197,409         3.0%       $  87,829        5.0%       $ 146,382
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......          9.8%     $197,409         4.0%       $  80,622        6.0%       $ 120,934
                                          ========      ========      ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                      9,529
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         10.3%     $206,938         8.0%       $ 161,245       10.0%       $ 201,556
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                   $2,927,711
                                                        ==========

Adjusted total assets................                   $2,927,647
                                                        ==========

Risk-weighted assets.................                   $2,015,559
                                                        ==========

7.   EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the stock options, for the three and the nine month periods ended September 30, 2002 and 2003, are as follows:

                                                For the Three Months               For the Three Months Ended
                                                       Ended                           September 30, 2003
                                                              September 30, 2002
                                        ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                        ===========================================================================
                                                       (Dollars In Thousands, except per share data)

Net income.................         $ 4,194,000                              $4,385,000
Basic EPS:
Mortgage loans.............
Income available to
     common stockholders...         $ 4,194,000     14,797,646    $  0.28    $4,385,000    14,554,241    $  0.30
                                                                  =======                                ========
Effect of diluted shares:
     Common stock options..                            142,198                                244,060
                                                    -----------                           ------------
Diluted EPS:
Income available to
     common stockholders...         $ 4,194,000      14,939,844   $  0.28    $4,385,000     14,798,301   $   0.30
                                    ===========     ============  =======    ==========   ============   ========

                                                For the Nine Months Ended               For the Nine Months Ended
                                                     September 30, 2002                     September 30, 2003
                                        ---------------------------------------------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                        ============================================================================
                                                       (Dollars In Thousands, except per share data)

Net income.................            $ 12,303,000                          $14,433,000
Basic EPS:
Income available to
     common stockholders...            $ 12,303,000   15,111,972   $  0.81   $14,433,000   14,474,561    $ 1.00
                                                                   =======                              =========
Effect of diluted shares:
     Common stock options..                              102,683                              117,717
                                                      ----------                           ------------
Diluted EPS:
Income available to
     common stockholders...            $ 12,303,000   15,214,655   $  0.81   $14,433,000   14,592,278   $   0.99
                                       ============   ==========  ========   ===========  ============  =========

ESOP shares that have not been committed to be released are not considered to be outstanding.

8. OTHER COMPREHENSIVE INCOME (LOSS)

An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended September 30, 2002 and 2003, is as follows:

                                                       For the Three Months Ended               For the Nine Months Ended
                                                             September 30,                            September 30,
                                                        2002              2003                   2002                2003
                                                      ---------------------------              ---------------------------
                                                               Unrealized                                 Unrealized
                                                                 Losses                                     Losses
                                                               On Securities                              On Securities
                                                      ===========================             ============================
                                                                                (In Thousands)
  Beginning Balance...............                   $     (850)      $  (3,637)               $     (2,004)    $   (3,535)
  Current-period change...........                         (310)         (1,063)                        844         (1,165)
                                                     -----------       ---------                 ----------     ----------

                                                         -------
  Ending balance..................                   $    (1,160)     $  (4,700)               $     (1,160)     $  (4,700)
                                                     ===========      ==========               ============      ==========

An analysis of the related tax effects allocated to Other  Comprehensive  Income
(Loss) is as follows:


                                                  For the Three Months Ended              For the Three Months Ended
                                                      September 30, 2002                      September 30, 2003
                                              ------------------------------------    -----------------------------------

                                                              Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ =========== == =========== =========== ===========
                                                                            (In Thousands)
Unrealized gains (losses) on assets available for sale:
 Unrealized holding gains
     (losses) arising during period            $  (508)    $   198     $  (310)       $(1,742)    $   679      $(1,063)
                                                ========    =======     ========       ========    =======      =======




                                                   For the Nine Months Ended              For the Nine Months Ended
                                                      September 30, 2002                      September 30, 2003
                                              ------------------------------------    -----------------------------------
                                                              Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ =========== == =========== =========== ===========
                                                                            (In Thousands)
Unrealized gains (losses) on assets available for sale:
 Unrealized holding gains
     (losses) arising during period            $ 1,384     $  (540)    $   844        $   (1,910) $    745     $   (1,165)
                                                =======     ========    =======        =========== ========    ===========



9. CONTINGENCIES

On July 1, 2003, Fidelity Federal Bank & Trust was named as defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, has alleged that the Bank violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in its marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per violation. As a result of Kehoe's suing on behalf of a class of plaintiffs, the potential award, should Kehoe prevail, would be material. Kehoe alleges in his motion for class certification that the class consists of over 500,000 individuals where personal information was obtained from the Florida Division of Highway Safety & Motor Vehicles. On August 22, 2003, the Bank filed a motion to dismiss or in the alternative a motion for summary judgment. On October 31, 2003, Kehoe filed its response in opposition to the motion and discovery has not yet commenced. The Bank, in consultation with counsel, has concluded that the lawsuit is without merit and the Bank intends to vigorously defend against Kehoe's claim.

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

Other Comprehensive Operations.

The Company's only component of Other Comprehensive Operations for the three and the nine months ended September 30, 2003 and 2002 is the change in the unrealized gain or loss on assets available for sale.

Other comprehensive loss for the nine months ended September 30, 2003 was $1.2 million compared to other comprehensive income of $844,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the market value of the Company's assets available for sale decreased by $1.9 million, which net of income tax benefit of $745,000 resulted in other comprehensive loss of $1.2 million. During the nine months ended September 30, 2002, the value of the Company's assets available for sale increased by $1.4 million, which net of $540,000 in income tax expense resulted in other comprehensive income of $844,000.

Other comprehensive loss for the quarter ended September 30, 2003 was $1.1 million compared to other comprehensive loss of $310,000 for the quarter ended September 30, 2002. During the quarter ended September 30, 2003, the market value of the Company's assets available for sale decreased by $1.7 million, which net of income tax benefit of $679,000 resulted in other comprehensive loss of $1.1 million. During the quarter ended September 30, 2002, the value of the Company's assets available for sale decreased by $508,000 which net of $198,000 in income tax benefit resulted in other comprehensive loss of $310,000.

Changes in Financial Condition.

The Company's assets increased by $490.0 million to $2.9 billion at September 30, 2003 from $2.4 billion at December 31, 2002. Net loans receivable increased by $147.1 million, while cash and assets available for sale increased by $330.0 million. Through September 30, 2003, the Company's portfolio of commercial and multi-family mortgage loans has increased by $192.3 million, while commercial business loans and consumer loans have increased, in the aggregate, by $5.5 million. The residential mortgage loan portfolio has decreased by approximately $12.5 million, largely due to the commencement of the Company's loan sales into the secondary market during 2003, but also due to substantial prepayments of loans in the Company's portfolio. As a result, the Company's loan portfolio has grown only modestly. However, the Company's deposits have continued to grow substantially. Accordingly, the Company increased its investment in assets available for sale and interest earning cash balances. In addition, the Company increased its investment in office properties and equipment, primarily for new office sites, by $2.5 million, while all other assets increased by $10.4 million. Funds for the increase in assets were provided primarily as a result of an increase in deposits of $459.6 million, together with increases in all other liabilities in the amount of $19.6 million, of which advances from Federal Home Loan Bank were $14.4 million. In addition to these increases in liabilities, equity increased by $10.8 million to $179.8 million at September 30, 2003 from $169.1 million at December 31, 2002 resulting mainly from net income for the nine months of $14.4 million which was offset by dividends declared of $2.9 million.

Results of Operations.

Net income for the nine months ended September 30, 2003 was $14.4 million, a $2.1 million increase compared to $12.3 million for the same 2002 period. This increase was attributable to an increase in net interest income of $7.9 million along with an increase in other income of $6.6 million. The increase in net interest income resulted from an increase in interest income of $3.7 million along with a decrease in interest expense of $4.2 million. The increase in other income included a gain on the sale of loans of $3.7 million for the nine months ended September 30, 2003. Offsetting these increases in income were increases in loan loss provisions of $765,000, increases in operating expenses of $10.2 million and increases in the provision for income taxes of $1.4 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Net income for the quarter ended September 30, 2003 was $4.4 million, an $191,000 increase compared to $4.2 million for the same 2002 quarter. This increase was attributable to an increase of $1.7 million in net interest income together with an increase in other income of $1.4 million. The increase in net interest income resulted primarily from a decrease in interest expense of $1.3 million along with an increase in interest income of $476,000. Offsetting these increases were an increase in operating expenses of $2.7 million and an increase in the provision for income taxes of $188,000 for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.

Interest Income.

Interest income for the nine months ended September 30, 2003, totaled $106.6 million, representing an increase of $3.7 million or 3.6% compared to the same period in 2002. Interest income from loans increased by $4.8 million, primarily as a result of a 17.9% increase in the average balance of loans to $2.0 billion from $1.7 billion for the nine months ended September 30, 2003 and 2002, respectively. This increase was substantially offset by a decline in the average yield on loans. Interest income from mortgage-backed and corporate debt securities increased to $8.4 million for the nine months ended September 30, 2003 from $6.5 million for the 2002 period. This increase was due to an increase in the average balance of such securities of $167.0 million, partially offset by a decrease in the average yield of these securities to 3.00% in 2003 from 4.22% in 2002. There was a decline in interest income from investment securities of $2.0 million resulting from a decrease in the average yield of these securities to 2.24% from 3.45%, as well as a decrease in the average balance of such securities to $44.6 million for the nine months ended September 30, 2003 from $107.8 million for the nine months ended September 30, 2002. Interest income on other investments also decreased by $946,000 due to a decrease in the average balance on these investments to $130.9 million from $147.8 million and a decline in the average yield to 1.44% from 2.13% for the periods ended September 30, 2003 and 2002, respectively.

Interest income for the quarter ended September 30, 2003, totaled $35.4 million, representing an increase of $476,000 or 1.4% compared to the same quarter in 2002. Interest income from loans increased by $879,000, primarily as a result of a 15.9% increase in the average balance of loans to $2.1 billion from $1.8 billion for the quarters ended September 30, 2003 and 2002, respectively. While the average balances of loans increased, the benefits of this increase were substantially offset by a decline in their yields. Interest income from mortgage-backed and corporate debt securities increased to $2.6 million for the quarter ended September 30, 2003 from $2.0 million for the 2002 quarter. This increase resulted from a 163.0% increase in the average balance of such securities to $482.7 million from $183.5 million, substantially offset by a decrease in the average yield of these securities to 2.12% for the quarter ended September 30, 2003 from 4.26% for the quarter ended September 30, 2002. A substantial portion of the decline in average yield on the mortgage-backed securities is attributable to accelerated amortization of premiums paid on these securities as a result of prepayments of the underlying loans. There was a decline in interest income from investment securities of $647,000 resulting from a decrease in the average balance of such securities to $20.9 million from $100.0 million, along with a decrease in the average yield of these securities to 2.45% for the quarter ended September 30, 2003 from 3.10% for the quarter ended September 30, 2002. Interest income on other investments also decreased by $363,000 due partially to a decrease in the average balance on these investments to $142.1 million from $147.8 million, but mainly from a decrease in yield to 1.18% from 2.12% for the quarters ended September 30, 2003 and 2002, respectively.

Interest Expense.

Interest expense for the nine months ended September 30, 2003, totaled $43.1 million, a decrease of $4.2 million or 8.9% from the same period in 2002. The principal cause for this decline was a decrease in interest expense on deposits of $1.8 million. While the average balance of deposits increased to $2.2 billion for the nine months ended September 30, 2003 compared to $1.7 billion for the nine months ended September 30, 2002, the cost of those deposits declined to 1.79% compared to 2.40% for the comparative period. The decline in the cost of deposits had two principal causes: (a) the Bank's core deposits, which consist of lower costing interest-bearing and non interest-bearing transaction accounts, money market accounts and passbook accounts increasing as a percentage of total deposits to 69.9% at September 30, 2003 from 56.3% at September 30, 2002, and
(b) the majority of the Bank's maturing certificates of deposit repricing in a lower rate environment. Interest expense on borrowed funds decreased by $2.4 million caused primarily due to a decrease in the average balance of such funds to $335.6 million from $376.6 million and a decrease in the average cost of borrowed funds to 5.53% for the nine months ended September 30, 2003 from 5.77% for the comparable 2002 period.

Interest expense for the quarter ended September 30, 2003, totaled $14.4 million, a decrease of $1.3 million or 8.0% from the same quarter in 2002. The principal cause for this decline was a decrease in interest expense on deposits of $429,000. While the average balance of deposits increased to $2.3 billion for the quarter ended September 30, 2003 compared to $1.8 billion for the quarter ended September 30, 2002, the cost of those deposits declined to 1.67% compared to 2.29% for the comparative quarter. The decline in the cost of deposits had two principal causes as described in the preceding paragraph. Interest expense on borrowed funds also decreased by $827,000 caused primarily by a decrease in the average balance of such funds to $332.2 million from $376.9 million and a decrease in the average cost of borrowed funds to 5.59% for the quarter ended September 30, 2003 from 5.81% for the comparable 2002 quarter.

Net Interest Income.

During the nine months ended September 30, 2003, the Company's interest income increased by $3.7 million compared to the same period in 2002, while interest expense decreased by $4.2 million, resulting in net interest income of $63.5 million for the nine months ended September 30, 2003, a $7.9 million or, 14.1% increase from the nine months ended September 30, 2002.

During the quarter ended September 30, 2003, the Company's interest income increased by $476,000 compared to the same quarter in 2002, while interest expense decreased by $1.3 million, resulting in net interest income of $21.1 million for the quarter ended September 30, 2003, a $1.7 million or, 9.0% increase from the quarter ended September 30, 2002.

Provision for Loan Losses.

The provision for loan losses was $2.0 million for the nine months ended September 30, 2003, compared to $1.3 million for the nine months ended September 30, 2002. The provision for the nine months ended September 30, 2003 is deemed adequate by management in light of the risks known and inherent in the Bank's loan portfolio.

The provision for loan losses was $558,000 for the quarter ended September 30, 2003, compared to $459,000 for the quarter ended September 30, 2002. The provision for the quarter ended September 30, 2003 is deemed adequate by management in light of the risks inherent in the Bank's loan portfolio.

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

Other Income.

Other income for the nine months ended September 30, 2003 was $18.9 million, representing an increase of $6.6 million compared to the same period in 2002. This increase is principally due to an increase in net gain on sale of loans of $3.7 million, resulting directly from the sale of $172.0 million in loans in the nine months ended September 30, 2003. These sales included a gain of $1.5 million on the sale of approximately $50.0 million of loans from the existing portfolio, which occurred during the first quarter of 2003. The balance of loan sales of $122.0 million generated $2.2 million in net gain, resulting from the Company's commencement of loan sales into the secondary markets during 2003. The Company has initiated the loan sales program to provide additional non interest income, reduce interest rate risk and as a capital management tool. Also contributing to the increase in other income were an increase in fees for other banking services of $1.2 million to $7.4 million from $6.2 million and an increase in service charges on deposit accounts of $1.8 million to $7.1 million from $5.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Other income for the quarter ended September 30, 2003 was $5.9 million, representing an increase of $1.4 million compared to the same quarter in 2002. This increase is principally due to an increase in other income from fees for other banking services of $361,000 to $2.6 million from $2.2 million and increases in service charges on deposit accounts of $1.1 million to $3.0 million from $1.9 million for the quarters ended September 30, 2003 and 2002, respectively.

Operating Expense.

Operating expense increased by $10.2 million to $56.7 million for the nine months ended September 30, 2003 when compared to the same nine month period in 2002. Of this increase, $6.2 million is attributable to employee compensation and benefits expense. Increases in employee compensation and benefits expense were primarily attributable to an $1.2 million increase in medical benefits costs, a $841,000 increase in the Company's defined benefit retirement plan costs, and a $678,000 increase in stockholder approved stock based compensation. The remainder of the increase in compensation costs are principally due to additional personnel to staff new offices, compensation for expansion of the company's lending and other income production activities, increased incentive compensation due to increased profitability, together with normal salary increases. The increase of $2.0 million in occupancy and equipment costs reflects the Company's continued expansion of offices and investment in technology to better serve its customers. Miscellaneous operating costs increased by $1.8 million due mainly to operating the new customer service facilities.

Compared to the quarter ending September 30, 2002, operating expense for the quarter ending September 30, 2003 increased by $2.7 million to $19.1 million. Of this increase, $1.4 million is attributable to employee compensation and benefits. Increases in employee compensation and benefits expense were primarily attributable to an $331,000 increase in medical benefits costs and a $257,000 increase in the Company's defined benefit retirement plan costs. The remainder of the increase in compensation costs is due to incentive compensation as a result of increased profitability, additional personnel to serve deposit and loan customers, as well as production of increased fee based income, together with normal salary increases. Occupancy and equipment costs and miscellaneous operating costs increased by $749,000 and $627,000, respectively reflecting the operation of new customer service facilities.

Income Taxes.

The income tax provision was $9.3 million for the nine months ended September 30, 2003 compared to $7.9 million for the nine months ended September 30, 2002. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income.


The income tax provision was $2.8 million for the quarter ended September 30, 2003 compared to $2.7 million for the quarter ended September 30, 2002. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of Market Value market risk is interest rate of Portfolio volatility. Fluctuations in Equity interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of September 30, 2003, the Company does not own any trading assets other than $1.2 million of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At September 30, 2003, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The following table sets forth the Bank's estimated internal calculations of MVPE as of September 30, 2003.


 Changes in Rates               Market Value of Portfolio Equity
 (Rate Shock)              $ Amount           $ Change           % Change
 ============              ==========       =============    =================
                                       (Dollars in Thousands)

 +200bp                 $ 298,836            $ (52,212)             (14.9)%
 +100bp                   338,394              (12,654)             ( 3.6)%
   -0-                    351,048                    0                0.0%
 -100bp                   300,465              (50,583)             (14.4)%


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

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 15.32% during the month of September 2003. Liquidity ratios averaged 14.73% for the quarter ended September 30, 2003. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $109.0 million at September 30, 2003. Other assets qualifying for liquidity at September 30, 2003, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $257.3 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2003, the Bank had $267.7 million in advances from the FHLB. At September 30, 2003, the Bank had commitments outstanding to originate or purchase loans of $226.8 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at September 30, 2003, totaled $499.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

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

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation became effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation by business enterprises of variable interest entities (VIEs). A VIE is subject to the consolidation provisions of FIN 46 if, by design, it cannot support its financial activities without additional subordinated financial support from other parties and does not have equity investors which as a group have the ability to make decisions about its activities through voting rights. FIN 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds variable interests that expose it to a majority of the entity's expected losses and/or residual returns. The application of this Interpretation was immediate for VIE's created after January 31, 2003. On October 9, 2003, the FASB deferred the implementation date of FIN 46 until the fourth quarter of 2003 for variable interest entities that existed prior to February 1, 2003.

Along with other companies and the accounting industry, the Company is evaluating and interpreting the potential impact of FIN 46 on the accounting for its Guaranteed Preferred Beneficial Interests in Company Debentures as well as the continued consolidation of the statutory business trust that issued these secruities. The Preferred Securities were issued out of a grantor trust, Fidelity Capital Trust I, a Delaware statutory trust, which was created by the Company for the sole purpose of issuing the Preferred Securities and is 100% owned by the Company. In July 2003, the Federal Reserve Board issued a supervisory letter indicating that Trust-Preferred Securities currently will continue to qualify as Tier 1 capital for regulatory purposes until further notice. The Federal Reserve Board has also stated that it will continue to review the regulatory implications of any accounting treatment changes and will provide further guidance, if necessary. No other impact of significance on the Company's results of operations or financial condition is expected from this Interpretation. However, the FASB staff and the accounting industry continue to address specific interpretative and implementation issues regarding this Interpretation. The results of these actions could change the Company's assessment of the impact of the Interpretation.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 has had no material impact on our consolidated financial statements.

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

               On July 1, 2003, Fidelity Federal Bank & Trust was named as defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, has alleged that the Bank violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in its marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per violation. As a result of Kehoe's suing on behalf of a class of plaintiffs, the potential award, should Kehoe prevail, would be material. Kehoe alleges in his motion for class certification that the class consists of over 500,000 individuals where personal information was obtained from the Florida Division of Highway Safety & Motor Vehicles. On August 22, 2003, the Bank filed a motion to dismiss or in the alternative a motion for summary judgment. On October 31, 2003, Kehoe filed its response in opposition to the motion and discovery has not yet commenced. The Bank, in consultation with counsel, has concluded that the lawsuit is without merit and the Bank intends to vigorously defend against Kehoe's claim.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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


Date: November 13, 2003                   /S/Vince A. Elhilow
                                          -------------------------------------
                                             Vince A. Elhilow, President and
                                              Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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


Date: November 13, 2003            /s/Richard D. Aldred
                                      --------------------------------------
                                      Richard D. Aldred, Chief Financial Officer

                                                                    Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Vince A. Elhilow, President and Chief Executive Officer, and Richard D. Aldred, Executive Vice President and Chief Financial Officer of Fidelity Bankshares, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2003 and that to the best of his knowledge:

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





November 13, 2003                       /s/Vince A. Elhilow
-----------------                       --------------------------
Date                                       President and Chief Executive Officer


November 13, 2003                       /s/Richard D. Aldred
-----------------                       --------------------------
Date                                       Executive Vice President and
                                            Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




      FIDELITY BANKSHARES, INC.




November 13, 2003                       /s/Vince A. Elhilow
-----------------                       --------------------------
Date                                       President and Chief Executive Officer


November 13, 2003                       /s/Richard D. Aldred
-----------------                       --------------------------
Date                                       Executive Vice President and
                                            Chief Financial Officer