Form 10-K
period 2003-12-31
FIDELITY BANKSHARES INC
filed 2004-03-11
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-29040

FIDELITY BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	65-0717085 (I.R.S. Employer Identification Number)

205 Datura Street, West Palm Beach, Florida (Address of Principal Executive Offices)	33401 (Zip Code)

(561) 803-9900

(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.   YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  YES  ☒  NO  ☐

As of June 30, 2003, there were issued and outstanding 15,015,197 shares of the Registrant’s Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2003 ($22.25) was $266,388,000.

DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2003 (Parts II and IV).

2. Proxy Statement for the 2004 Annual Meeting of Stockholders (Parts I and III).

PART I

ITEM 1.	BUSINESS

Fidelity Bankshares, Inc.

Fidelity Bankshares, Inc. is a Delaware corporation which, on May 15, 2001, became the holding company parent of Fidelity Federal Bank & Trust, following the completion of the “second step” mutual-to-stock conversion of Fidelity Bankshares, MHC. Prior to completion of the “second step” conversion, Fidelity Federal Bank & Trust’s mid-tier stock holding company parent was also called Fidelity Bankshares, Inc. References to Fidelity Bankshares, Inc. includes references before and after the “second step” conversion. As a result of the “second step” conversion, we raised $79.5 million in net proceeds, of which $40.9 million was infused into Fidelity Federal Bank & Trust and $38.6 million was retained by us. At December 31, 2003, the only significant asset of Fidelity Bankshares, Inc. was its ownership of all of the outstanding stock of Fidelity Federal Bank & Trust. Our corporate office is located at 205 Datura Street, West Palm beach, Florida 33401. Our telephone number is (561) 803-9900.

The conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company’s assets, liabilities and equity. All references in the consolidated financial statements and notes thereto to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the exchange rate.

In 1998, we sold $29.6 million of cumulative trust preferred securities through Fidelity Capital Trust I, a special purpose subsidiary of Fidelity Bankshares, Inc. The cumulative trust preferred securities have a yield of 8.375% and are scheduled to mature on January 31, 2028. The cumulative trust preferred securities may be redeemed in whole or in part after January 31, 2003, in which case, holders of the cumulative trust preferred securities will receive the accrued but unpaid interest to the date fixed for redemption plus 100% of the principal amount.

In 2003, we sold an additional $22.7 million of cumulative trust preferred securities through Fidelity Capital Trust II, a special purpose subsidiary of Fidelity Bankshares, Inc. The cumulative trust preferred securities have a floating yield of 285 basis points above the three month LIBOR rate and are scheduled to mature on January 23, 2034. The cumulative trust preferred securities may be redeemed in whole, or in part, after January 23, 2009, in which case, holders of the cumulative trust preferred securities will receive the accrued but unpaid interest to the date fixed for redemption plus 100% of the principal amount.

The additional capital raised through the cumulative trust preferred stock issuances provided additional capital to support our asset growth.

At December 31, 2003, the Company had consolidated assets and consolidated stockholders’ equity of $3.0 billion and $184.5 million, respectively. Through the Bank, the Company has deposits totaling $2.5 billion.

Fidelity Federal Bank & Trust

Fidelity Federal Bank & Trust was originally chartered as a federal mutual savings and loan association in 1952. In January 1994, the Bank reorganized from a mutual savings bank to the stock form of ownership as part of its mutual holding company reorganization. In July 1999, we began offering insurance and investment products through our wholly owned subsidiary – Florida Consolidated Agency, Inc. In February 2000, we began offering trust services, and at December 31, 2003, we had $63.7 million of trust assets under administration, including $47.3 million under trust management.

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

Since 1998, we have expanded our branch network throughout our market area. From December 1998 through December 31, 2003 we have opened 19 new branches.

Market Area

We are headquartered in West Palm Beach, Florida, and conduct our business primarily in Palm Beach, Martin, and St. Lucie Counties in Florida. To a lesser extent, we conduct business in Indian River and Broward Counties. At December 31, 2003, we had 41 offices in our market area, of which 36 were located in Palm Beach County, three were located in Martin County and two were located in St. Lucie County. Palm Beach, Martin and St. Lucie Counties are located in southeastern Florida, an area that has experienced considerable growth and development since the 1960s. This three-county area had a total population of 1.5 million as of December 31, 2003.

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

Fidelity Bankshares, Inc. is the sixth largest financial institution holding company headquartered in Florida, and the largest headquartered in Palm Beach, Martin and St. Lucie counties based on total assets. Fidelity Federal Bank & Trust’s share of deposits in Palm Beach County increased from 3.1% in 1995 to 8.1% at June 30, 2003. Our 7.5% share of deposits in Palm Beach, Martin and St. Lucie counties ranked us fourth among financial institutions in the three county area at June 30, 2003, the most recent date for which market share data are available.

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

In an effort to manage interest rate risk, we make our interest-earning assets more interest-rate sensitive by originating adjustable rate loans, such as ARM loans and short- and medium-term consumer loans, including home equity loans. We also purchase both fixed rate and adjustable rate mortgage-backed securities. At December 31, 2003, approximately $1.3 billion, or 59.5%, of our total loan portfolio, and $131.2 million, or 27.8%, of our mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. We originate fixed rate mortgage loans generally with 15- to 30-year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate and adjustable rate residential mortgage loans generally are originated and underwritten according to standards that allow us to resell such loans in the secondary mortgage market for the purpose of managing interest rate risk and liquidity. We periodically sell both, on a servicing released and servicing retained basis and without recourse to us, a portion of our residential loans which have terms to maturity of fifteen years and greater. Generally, we retain in our portfolio all consumer, commercial real estate and multi-family residential real estate loans.

Composition of Loan Portfolio. Set forth below are selected data relating to the composition of our loan portfolio by type of loan as of the dates indicated. Also set forth below is the aggregate amount of our investment in mortgage-backed securities at the dates indicated.

	At December 31,
	1999		2000		2001		2002		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to four-family	$925,384	79.5%	$918,142	67.4%	$944,046	59.7%	$1,062,956	54.9%	$1,002,573	45.7%
Construction loans	63,589	5.5	177,062	13.1	284,495	18.0	364,346	18.8	470,016	21.5
Land loans	9,763	0.8	14,421	1.0	25,627	1.6	29,181	1.5	36,660	1.7
Commercial	94,490	8.1	122,733	9.0	244,620	15.5	413,775	21.4	647,848	29.6
Multi-family	23,772	2.0	21,254	1.6	43,701	2.8	45,279	2.3	106,042	4.8

Total real estate loans	1,116,998	95.9	1,253,615	92.1	1,542,489	97.6	1,915,537	98.9	2,263,139	103.3

Other Loans:
Consumer (1)	60,281	5.2	85,407	6.3	105,077	6.6	141,343	7.3	185,450	8.4
Commercial business	94,157	8.1	152,524	11.2	132,881	8.4	146,205	7.6	131,292	6.0

Total other loans	154,438	13.3	237,931	17.5	237,958	15.0	287,548	14.9	316,742	14.4

Total loans receivable	1,271,436	109.2	1,491,546	109.6	1,780,447	112.6	2,203,085	113.8	2,579,881	117.7

Less:
Undisbursed loan proceeds —principally residential and residential construction	106,232	9.1	128,116	9.4	194,662	12.3	260,380	13.5	374,974	17.1
Unearned discount and net deferred fees (costs)	(2,826)	(0.2)	(2,707)	(0.2)	(2,289)	(0.1)	(1,612)	(0.1)	2,092	0.1
Allowance for loan losses	3,609	0.3	4,905	0.4	6,847	0.4	8,318	0.4	11,119	0.5

Total loans receivable-net	$1,164,421	100.0%	$1,361,232	100.0%	$1,581,227	100.0%	$1,935,999	100.0%	$2,191,696	100.0%

Mortgage-backed securities	$336,212		$283,993		$201,533		$109,755		$471,228

(1)	Includes primarily home equity lines of credit, second mortgages and automobile loans. At December 31, 2001, 2002 and 2003, the disbursed portion of equity lines of credit totaled $40.2 million, $83.5 million and $136.1 million, respectively.

Loan and Mortgage-Backed Securities Contractual Terms to Maturity. The following table sets forth certain information as of December 31, 2003, regarding the dollar amount of loans and mortgage-backed securities maturing in our portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances, less loans in process, and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

	Within 1 Years	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years to 10 Years	Over 10 Years to 20 Years	Beyond 20 Years	Total
Real estate loans:
One- to four-family residential (1)	$181,420	$65,666	$265,303	$45,212	$341,749	$325,626	$1,224,976
Commercial, multi-family and land	585,315	9,904	9,143	6,500	56,397	—
Consumer and commercial business loans (2)	235,419	21,715	24,771	19,082	11,685	—	312,672

Total loans receivable (3)	$1,002,154	$97,285	$299,217	$70,794	$409,831	$325,626	$2,204,907

Mortgage-backed securities	$153,741	$—	$—	$48,188	$236,171	$34,888	$472,988

(1)	Includes construction loans.
(2)	Includes commercial business loans of $131.3 million.
(3)	Excludes unearned discount and net deferred fees and allowance for loan losses and is shown net of undisbursed loan proceeds.

The following table sets forth at December 31, 2003, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities due or repricing after December 31, 2004.

	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family residential	$719,704	$323,852	$1,043,556
Commercial, multi-family and land	72,518	9,426	81,944
Consumer and commercial business loans (1)	77,253	—	77,253

Total	$869,475	$333,278	$1,202,753

Mortgage-backed securities	$280,216	$39,031	$319,247

(1)	Includes commercial business loans of $29.6 million.

One- to Four-Family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, residential mortgage loans secured by properties located in our market area. We also originate one- to four-family residential loans secured by properties outside of our market area. These loans, which are originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2003, $1.0 billion, or 45.7%, of our total loans receivable consisted of one- to four-family residential mortgage loans. Of this amount, $361.2 million are secured by properties located outside of our market area, all of which are located in Florida.

We currently offer one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, and loan products offered by our competitors. Therefore, even if management’s strategy is to emphasize originating ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. ARM loans originated and purchased totaled $163.2 million and $271.5 million during the years ended December 31, 2002 and 2003, respectively.

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

We currently offer ARM loans with initial interest rate adjustment periods of one, three, five, seven and ten years, based on changes in a designated market index. After the initial interest rate adjustment period, our one-, three-, five-, seven- and ten-year ARM loans give the borrower the option of converting the ARM loan to a fixed rate mortgage for the remaining term of the loan at the prevailing interest rate for comparable fixed rate mortgages at the time of the conversion. The interest rate on one year ARM loans and on the three-, five-, seven and ten-year ARM loans that are not converted to fixed rate mortgage loans, adjusts annually with an annual interest rate adjustment limit of 200 basis points and with a maximum lifetime interest rate adjustment limit of 600 basis points above the initial interest rate. The interest rate on all owner-occupied one- to four-family ARM loans is 275 to 325 basis points above the appropriate United States Treasury security rates used as the index for ARM originations. We originate ARM loans with initially discounted rates, which vary depending upon whether the initial interest rate adjustment period is one, three, five, seven or ten years. We determine whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. The outstanding principal balance of one- to four-family residential ARM loans, including construction ARM loans, totaled $494.0 million, or 22.5%, of our total loan portfolio at December 31, 2003.

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

Construction and Land Loans. At December 31, 2003, $470.0 million, or 21.5% of our total loans receivable consisted of residential construction loans, of which $221.2 million had been disbursed. We currently offer fixed rate and adjustable rate residential construction loans primarily for the construction of owner-occupied, single-family residences. These loans generally are offered to builders who have a contract for sale of the property, and to owners who have a contract for construction of the property. In addition, we make construction loans to builders where the home is not under contract for sale to a buyer at the time the loan is closed. The gross amount of loans to these builders totaled $157.3 million, of which $94.3 million had been disbursed at December 31, 2003. Construction loans are generally structured to become permanent mortgage loans once the construction is completed, and are originated with terms of up to 30 years with an allowance of up to one year for construction. Construction loans require the payment of interest only during the construction period. Funds are disbursed as construction is completed. Substantially all of our construction loans are secured by properties located in our market area.

In addition, we originate land loans that are secured by unimproved or improved lots. At December 31, 2003, $36.7 million, or 1.7% of our total loans receivable, consisted of land loans. Land loans are currently offered with one-year adjustable rates for terms of up to 15 years. The maximum loan-to-value ratio for our land loans is 85%. We currently use the applicable United States Treasury securities rate as our index on newly originated land loans. Initial interest rates may be below the fully indexed rate. Substantially all of our land loans are secured by properties located in our market area.

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

Multi-Family Residential Real Estate Loans. At December 31, 2003, $106.0, million, or 4.8% of our total loans receivable, consisted of multi-family residential real estate loans. At December 31, 2003, we had 69 loans secured by multi-family properties, and substantially all of our multi-family residential real estate loans are secured by properties located within our market area. At December 31, 2003, our multi-family residential real estate loans had an average principal balance of $1.5 million and the largest multi-family residential real estate loan had a principal balance of $21.0 million and is located in Palm Beach County, Florida. At December 31, 2003, this loan was performing in accordance with its terms. Multi-family residential real estate loans currently are offered with adjustable interest rates, although in the past we originated fixed rate multi-family real estate loans. The terms of each multi-family residential real estate loan are negotiated on a case-by-case basis. These loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap, and an interest rate floor equal to the initial rate. Multi-family residential real estate loans generally amortize over 15 to 25 years. We may offer initial discount rates depending on market conditions, but generally the initial interest rate on multi-family residential real estate loans is tied to an applicable United States Treasury bill rate.

In underwriting our multi-family residential real estate loans, we generally lend up to 80% of the appraised value of the property securing the loan. The appraised value is determined by independent appraisers that we designate. We generally obtain either an environmental assessment from an independent engineering firm of any environmental risks that may be associated with the property, or we obtain an insurance policy that covers potential environmental risks. When deciding whether to make a multi-family residential real estate loan we examine the history of the property to generate cash flow and the experience of the borrower in managing multi-family residential real estate properties. We also review the operating costs of comparable properties in the market area. Generally, we require a cash flow to debt service ratio of 125%. In addition, generally a personal guarantee of the loan is required from the borrower. We require title insurance, fire and casualty insurance, and flood insurance, if appropriate.

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

Commercial Real Estate Loans. The outstanding principal balance of loans secured by commercial real estate was approximately $647.8 million, or 29.6% of our total loans receivable, at December 31, 2003. Our commercial real estate loans are secured by land or improved property such as offices, small business facilities, strip shopping centers, warehouses and other non-residential buildings. At December 31, 2003, substantially all of our commercial real estate loans were secured by properties located within our market area. At December 31, 2003, our commercial real estate loans had an average principal balance of $1.1 million. At that date, our largest commercial real estate loan outstanding had a principal balance of $22.2 million and was secured by commercial property located in Palm Beach County, Florida. At December 31, 2003, this loan was performing in accordance with its terms. Commercial real estate loans are currently offered with adjustable rates. The terms of each commercial real estate loan are negotiated on a case-by-case basis. Generally, these loans have adjustable interest rates tied to a market index. We may choose to offer initial discount rates depending on market conditions. We use the applicable United States Treasury bill rate as our index on newly originated loans. Our commercial real estate loans generally have terms of 15 to 25 years.

In underwriting our commercial real estate loans, we generally lend up to 80% of the appraised value of the property securing the loan. The appraised value is determined by independent appraisers that we designate. We generally obtain either an environmental assessment from an independent engineering firm of any environmental risks that may be associated with the property, or we obtain an insurance policy that covers potential environmental risks. When deciding whether to make a commercial real estate loan we examine the history of the property to generate cash flow and the experience of the borrower in managing commercial real estate properties. We also review the operating costs of comparable properties in the market area. Generally, we require a cash flow to debt service ratio of 125%. In addition, generally a personal guarantee of the loan is required from the borrower. We require title insurance, fire and casualty insurance, and flood insurance, if appropriate.

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

Consumer Loans. As of December 31, 2003, consumer loans totaled $185.5 million, or 8.5% of our total loans receivable. The principal types of consumer loans that we offer are home equity lines of credit, adjustable and fixed rate second mortgage loans and automobile loans. We also offer boat loans and loans secured by deposit accounts and, to a much lesser extent, unsecured loans. We do not offer credit card loans. Consumer loans are offered on a fixed rate and adjustable rate basis with maturities generally of less than fifteen years. Our home equity lines of credit and second mortgages are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90%. Such loans are offered on an adjustable-rate or fixed rate basis with terms of up to twenty years. At December 31, 2003, the disbursed portion of home equity lines of credit totaled $136.1 million, or 73.4% of consumer loans.

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

Commercial Business Loans. We also offer commercial business loans to businesses in our market area. Historically, we have offered commercial business loans as a customer service to business account holders. However, our strategy is to substantially increase our loans and services to commercial business enterprises. To support this strategy, we have hired additional lenders with commercial business lending expertise. Our largest commercial business loan at December 31, 2003 totaled $7.0 million, and was secured by business assets and accounts receivable located in Palm Beach County, Florida. At December 31, 2003, we had 735 commercial business loans outstanding with an aggregate balance of $131.3 million, or 6.0% of our total loans receivable. The average commercial business loan balance was approximately $179,000. Commercial business loans are generally offered with adjustable interest rates only, which are tied to The Wall Street Journal prime interest rate, plus up to 300 basis points. The loans are offered with prevailing terms of five years, but may range up to 15 years. In addition, we offer Small Business Administration loans.

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

Loan Originations, Purchases, Sales, Processing, and Commitments. Our new loan originations come from a number of sources including real estate broker referrals, existing customers,

borrowers, builders, attorneys, and “walk-in” customers. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, we obtain an appraisal of the real estate intended to secure the proposed loan. We check the loan application file for accuracy and completeness, and we verify the information provided. All loans of up to $333,700 may be approved by any one of our senior loan underwriters; loans between $333,701 and $750,000 must be approved by one of our designated senior lending officers; loans between $750,000 and $1.5 million must be approved by at least two of our designated senior lending officers; and loans in excess of $1.5 million must be approved by at least three members of the Board of Directors acting as a loan committee. These limits are reduced for unsecured loans. The loan committee meets as needed to review and verify that loan approvals by management are within the scope of management’s authority. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2003, we had commitments to originate and purchase $202.4 million of loans.

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

Borrowers who refinance an existing loan must satisfy our underwriting criteria at the time they apply to refinance their loan, and must have been current in their loan payments for a minimum of one year. Approximately 24.0% of our loan originations during the year ended December 31, 2003, represented the refinancing of loans that we hold. Refinancings have resulted in a decrease in our interest rate spread.

The Bank also allows borrowers to apply for a modification of their existing loan rate for a fee. These borrowers must satisfy our underwriting criteria at the time of application and modification. Modifications do not allow for an increase in the outstanding principal balance of the loan. The new rate on these loans is normally 1/8 percent higher than the current rate for a new loan. During the year ended December 31, 2003, we modified approximately $237.8 million in existing loans. Modifications decreased the yield on our loan portfolio which in turn decreased our interest rate spread.

In connection with local mortgage brokers, we have established a mortgage loan broker solicitation program to supplement our internal originations of one- to four-family residential mortgage loans. Under this program, which is limited to the origination of one- to four-family residential mortgage loans, prospective borrowers complete loan applications which are provided by mortgage brokers. All loans obtained in this manner are reviewed by our underwriting department in accordance with our customary underwriting standards. Total originations from all sources under the mortgage loan broker solicitation program during 2002 and 2003 were $87.9 million and $101.9 million, respectively.

We have a correspondent relationship with the wholly owned mortgage subsidiary of a major South Florida builder-developer, who has substantial operations in our local service area, whereby the mortgage company originates, processes and closes home mortgages resulting from the sale of the developer’s inventory of homes. The mortgage files are sent to our underwriting department and reviewed in accordance with our customary underwriting standards and, if we approve the loans, we will issue a commitment to purchase the loan from the mortgage company. We are not obligated to purchase any loans that are presented for our review. Purchases are accomplished by assignment of the mortgage from the mortgage company to Fidelity Federal Bank & Trust. We purchased $53.0 million and $40.9 million, respectively, of loans from this provider during the years ended 2002 and 2003.

We also originate one- to four-family residential real estate loans secured by properties located outside of our market area. These loans, which are originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2003, $1.5 billion, or 67.2%, of our total loans receivable consisted of loans, including residential construction loans, that were secured by one- to four-family residential real estate loans. Of this amount, $361.2 million were secured by properties located outside of our market area.

We also purchase mortgage loans which are collateralized by residential real estate located primarily in Florida, although we have in the past purchased loans collateralized by properties located outside of Florida. Generally, we only purchase residential loans that are underwritten to Freddie Mac or Fannie Mae guidelines. Commercial real estate loans that we may purchase must satisfy the underwriting standards of commercial real estate loans we originate. At December 31, 2003, $118.4 million, or 5.4% of all loans in our total loan portfolio, consisted of purchased loans and participations. Of this amount, $28.5 million represented our interest in purchased loan participations. Our largest loan participation was a $10.9 million interest in a loan secured by residential real estate in Palm Beach County, Florida.

Prior to 2003 we generally did not originate loans for sale. On occasion, we sold loans where the borrower was located outside of our market area. Commencing in 2003, we began regular sales of fixed rate mortgage loans into the secondary markets. Generally, these sales are on a servicing released basis for loans on properties outside our market area. The servicing is generally retained on sold loans where the property is within our market area.

Originations, Purchases and Sales of Loans. The table below shows our loan origination, purchase and sales activity for the periods indicated. This table is presented on a gross loan receivable basis.

	Year Ended December 31,
	2001	2002	2003
	(In Thousands)
Loan receivable-gross, beginning of period	$1,491,546	$1,780,447	$2,203,085

Originations:
Real estate:
One-to four-family residential (1)	373,218	535,360	639,249
Land loans	43,363	52,727	67,670
Commercial	76,301	179,333	198,187
Multi-family	10,048	19,538	78,615
Other loans:
Consumer	73,496	118,777	144,760
Commercial business	222,224	158,299	137,805

Total originations	798,650	1,064,034	1,266,286
Transfer of loans to foreclosed real estate and repossessed property	(575)	(680)	(870)
Loan purchases	35,063	47,167	40,854
Repayments	(508,634)	(682,811)	(734,162)
Loan sales	(35,603)	(5,072)	(195,312)

Net loan activity	288,901	422,638	376,796

Total loans receivable-gross, end of period	$1,780,447	$2,203,085	2,579,881

(1)	Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.

Loan Origination Fees and Costs and Other Income. In addition to interest earned on loans, we may also charge a fee, often expressed as a percentage of the principal amount of the loan, at the time the loan is originated. To the extent that loans are originated or acquired for our portfolio, Statement of Financial Accounting Standards (“SFAS”) 91 “Accounting for Nonrefundable Fees and Costs Associated

with Originating or Acquiring loans and Initial Direct Costs of Leases” requires that we defer loan origination fees and costs and amortize such fees and accrete such costs as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2003, we had $10.3 million of deferred loan origination fees, and $8.2 million of deferred loan origination costs. Such fees vary with the volume and type of loans originated and commitments and competitive conditions in the mortgage markets.

We also receive other fees and, service charges that consist primarily of deposit transaction account service charges, late payment charges, credit card fees, fees from the sale of insurance and annuity products and income from real estate owned operations. We recognized fees and service charges of $11.9 million, $15.7 million and $19.9 million for the years ended December 31, 2001, 2002 and 2003.

Loans-to-One Borrower. Federal savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2003, our largest outstanding loan relationship with one borrower totaled $26.2 million. These loans are secured by various residential and commercial properties in northern Palm Beach County, Florida. At that date, our second largest lending relationship totaled $24.5 million and is secured by various residential real properties under development in Palm Beach and Broward County, Florida. Our third largest lending relationship totaled $22.2 million, and is secured by commercial real property under development in Palm Beach County, Florida. Our fourth largest lending relationship totaled $20.8 million and is secured by various commercial and retail properties in Palm Beach County, Florida. Our fifth largest lending relationship totaled $20.6 million and is secured by commercial real property in Palm Beach County, Florida and land in Orange County, Florida. All of the loans comprising these lending relationships are performing in accordance with their terms. Our regulatory limit on the maximum total loans to a single or related group of borrowers was $33.1 million at December 31, 2003.

Mortgage-Backed Securities

We also invest in mortgage-backed securities issued or guaranteed by the United States Government or agencies thereof. These securities consist primarily of fixed rate mortgage-backed securities issued or guaranteed by Fannie Mae or Freddie Mac. At December 31, 2003 our mortgage-backed securities had a market value of $471.2 million. Our objective in investing in mortgage-backed securities varies from time to time depending upon market interest rates, local mortgage loan demand, and our level of liquidity. Mortgage-backed securities are more liquid than whole loans and can be readily sold in response to market conditions and changing interest rates. Mortgage-backed securities purchased by us also have lower credit risk than mortgage loans because principal and interest are either insured or guaranteed by the United States Government or agencies thereof.

The following table shows our purchases and sales of mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2001	2002	2003
	(In Thousands)
Mortgage-backed securities at beginning of period	$283,993	$201,533	$109,755
Purchases	—	37,054	693,042
Sales	(13,753)	(4,392)	(43,373)
Repayments	(72,682)	(124,275)	(281,571)
Discount (premium) amortization	(1,115)	(739)	(3,166)
Increase (decrease) in market value of securities held for sale in accordance with SFAS 115	5,090	574	(3,459)

Mortgage-backed securities at end of period	$201,533	$109,755	471,228

The following table sets forth the allocation of fixed and adjustable rate mortgage-backed securities for the periods indicated.

	At December 31,
	2001		2002		2003
	$	%	$	%	$	%
	(Dollars In Thousands)
Mortgage-backed securities, net:
Adjustable:
FreddieMac	$54,938	27.15%	$28,012	25.42%	$15,691	3.32%
FannieMae	21,050	10.40	4,527	4.11	115,484	24.43
GinnieMae	—	—	5,009	4.55	60,458	12.79

Total adjustable	75,988	37.55	37,548	34.08	191,633	40.54

Fixed:
FreddieMac	67,025	33.12	27,568	25.02	120,317	25.45
FannieMae	49,990	24.71	41,640	37.79	157,713	33.36
GinnieMae	8,530	4.22	2,999	2.72	1,565	0.32

Total fixed	125,545	62.05	72,207	65.53	279,595	59.14

Accrued interest	807	0.40	428	0.39	1,505	0.32

Total mortgage-backed securities, net	$202,340	100.00%	$110,183	100.00%	$472,733	100.00%

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

Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non - accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income.

Real estate that we acquire as a result of foreclosure or by the deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against our earnings. Any subsequent write-down of REO is also charged against earnings. At December 31, 2003, we had no property that was acquired as the result of foreclosure and classified as REO. At December 31, 2003, we had nonperforming assets of $11.2 million, and a ratio of nonperforming assets to total assets of 0.37%.

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

	At December 31,
	1999	2000	2001	2002	2003
	(Dollars in Thousands)
Delinquent Loans:
One-to four-family residential	$4,080	$3,222	$2,534	$4,508	$8,133
Commercial and multi-family real estate	—	—	—	—	—
Consumer and commercial business loans(1)	264	1,762	2,476	2,082	3,085

Total delinquent loans	4,344	4,984	5,010	6,590	11,218
Total REO	775	27	219	—	—

Total nonperforming assets	$5,119	$5,011	$5,229	$6,590	$11,218

Total nonperforming loans to net loans receivable(1)	0.37%	0.37%	0.32%	0.34%	0.51%
Total nonperforming loans to total assets(1)	0.25%	0.26%	0.23%	0.27%	0.37%
Total nonperforming loans and REO to total assets	0.30%	0.26%	0.24%	0.27%	0.37%

(1)	Includes consumer and commercial business loans delinquent 60 days or more.

During the year ended December 31, 2003, gross interest income of approximately $358,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the periods. No interest income on non-accrual loans was included in income during 2003.

The following table sets forth information with respect to loans past due 60-89 days in our portfolio at the dates indicated.

	At December 31,
	1999	2000	2001	2002	2003
	(In Thousands)
Loans past due 60-89 days:
One-to four-family residential	$2,538	$4,711	$5,086	$4,997	$2,444
Consumer and commercial business loans	123	84	1,696	286	1,317
Land loans	—	—	16	—	—

Total past due 60-89 days	$2,661	$4,795	$6,798	$5,283	3,761

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

When we classify problem assets as either substandard or doubtful, we are required to establish allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. Our determination of which assets are classified, and the amount of the valuation allowances that we establish as a result of asset classification is subject to review by the Office of Thrift Supervision, which can direct us to increase our general or specific loss allowances. We regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table sets forth the aggregate amount of our classified assets at the dates indicated. We had no assets classified as doubtful at the dates indicated.

	At December 31,
	2001	2002	2003
	(In Thousands)
Substandard assets(1)	$6,570	$8,150	$12,605
Loss assets	493	171	65

Total classified assets	$7,063	$8,321	12,670

(1)	Includes real estate owned.

The following table sets forth information regarding our delinquent loans and real estate owned, net of specific valuation allowances at December 31, 2003.

	Balance	Number
	(Dollars In Thousands)
Residential real estate loans:
Loans 60 to 89 days delinquent	$2,444	32
Loans more than 89 days delinquent	8,119	29
Commercial and multi-family real estate loans:
Loans 60 to 89 days delinquent	—	—
Loans more than 89 days delinquent	—	—
Land loans:
Loans 60 to 89 days delinquent	—	—
Loans more than 89 days delinquent	—	—
Consumer and commercial business loans:
60 days or more delinquent	2,821	36
Real estate owned	—	—

Total	$13,384	97

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

The formula allowance is calculated by applying loss factors to outstanding loans based on an internal risk grading of such loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based primarily on our historical loss experience and may be adjusted for other significant conditions that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. During the past five years we have not made any changes to our methodology for calculating of the allowance for loan losses.

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

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually reserved for losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The historical loss experience model that is used to establish the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our recent loss experience. Similarly, by reviewing our historical loss experience, the methodology is designed to take our recent loss experience into account. Pooled loan loss factors are adjusted, if necessary, quarterly based upon the level of net charge-offs expected by management. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant conditions which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a monthly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that becomes available.

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

Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At December 31,
	1999	2000	2001	2002	2003
	(Dollars in Thousands)
Total net loans receivable outstanding	$1,164,421	$1,361,232	$1,581,227	$1,935,999	$2,191,696

Average net loans receivable outstanding	$1,067,107	$1,272,362	$1,561,569	$1,745,639	$2,037,993

Allowance balance (at beginning of period)	$3,226	$3,609	$4,905	$6,847	$8,318

Provision for losses:
Residential real estate	(734)	(126)	823	491	506
Commercial and multi-family residential real estate	(16)	138	521	1,379	1,335
Land loans	(42)	(146)	114	—	126
Consumer and commercial business	1,255	1,462	596	116	1,155

Total provisions for losses	463	1,328	2,054	1,986	3,122

Charge-offs:
Residential real estate	(59)	(90)	(43)	(176)	(51)
Commercial and multi-family residential real estate	(21)	—	—	—	(7)
Land loans	(16)	—	—	—	—
Consumer and commercial business	(11)	(52)	(74)	(399)	(264)

Total charge-offs	(107)	(142)	(117)	(575)	(322)

Recoveries:
Residential real estate	27	7	3	28	—
Commercial and multi-family residential real estate	—	—	—	—	—
Land loans	—	—	—	—	—
Consumer and commercial business	—	103	2	32	1

Total recoveries	27	110	5	60	1

Allowance balance (at end of period)	$3,609	$4,905	$6,847	$8,318	$11,119

Allowance for loan losses as a percent of net loans receivable at end of period	0.31%	0.36%	0.43%	0.43%	0.51%
Net loans charged-off as a percent of average loans outstanding	0.01%	0.01%	0.01%	0.03%	0.02%
Ratio of allowance for loan losses to total non-performing loans at end of period	83.08%	98.41%	136.67%	126.21%	99.12%
Ratio of allowance for loan losses to total non-performing loans, REO and in-substance foreclosures at end of period	70.50%	97.88%	130.94%	126.21%	99.12%

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

	At December 31,
	1999		2000		2001		2002		2003
	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans
	(Dollars in thousands)
Balance at end of period applicable to:
One-to four-family residential mortgage	$1,075	72.78%	$722	67.60%	$1,241	53.02%	$836	48.24%	$809	38.86%
Construction	287	5.00	432	5.83	696	15.98	977	16.54	1,680	18.22
Commercial real estate	607	7.43	749	8.23	1,226	11.41	2,628	18.78	3,652	25.11
Multi-family residential	110	1.87	106	1.42	149	1.96	97	2.06	180	4.11
Land loans	146	0.77	—	0.96	114	1.44	114	1.32	240	1.42
Consumer	473	4.74	700	5.73	821	5.90	980	6.42	3,332	7.19
Commercial business	911	7.41	2,196	10.23	2,600	10.56	2,686	6.64	1,226	5.09

Total allowance for loan losses	$3,609	100.00%	$4,905	100.00%	$6,847	100.00%	$8,318	100.00%	$11,119	100.00%

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

In recent years, we increased the percentage of our assets held as investments, rather than as loans, as part of our strategy of maintaining higher levels of liquidity and improving our interest rate risk position. Our investment portfolio consists of United States Government and agency securities, municipal bonds, Federal Home Loan Bank stock and interest earning deposits. The carrying value of our investment securities totaled $122.7 million at December 31, 2003. Our interest-earning deposits due from other financial institutions with original maturities of three months or less totaled $33.8 million at December 31, 2003.

Investment Portfolio. The following tables set forth the carrying value of our investments at the dates indicated. At December 31, 2003, the market value of our investments was approximately $169.9 million. As allowed by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our investment in United States Government and agency obligations as available for sale. As a result, such securities are now presented at fair value, as determined by market quotations. The market value of investments includes interest-earning deposits and Federal Home Loan Bank stock at book value, which approximates market value.

	At December 31,
	2001	2002	2003
	(In Thousands)
U.S. Government and agency obligations	$93,171	$89,210	$122,209
Investment in trust preferred securities	36,138	35,384	—
Municipal bonds	1,351	669	522
Interest-earning deposits	43,347	63,488	33,797
Federal Home Loan Bank stock	14,577	12,919	13,322

Total investments	$188,584	$201,670	$169,850

Investment Portfolio Maturities. The following table sets forth the scheduled maturities, amortized cost, market values and average yields of our investment securities at December 31, 2003.

	At December 31, 2003
	One Year or Less		One to Three Years		Three to Five Years		Over Five Years		Total
	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Annualized Weighted Average Yield	Amortized Cost	Market Value	Average Life in Years (1)	Annualized Weighted Average Yield
	(Dollars in thousands)
Investment securities:
U.S. Government and agency securities	$—	—%	$122,208	3.05%	$—	—%	$—	—%	$122,208	$122,209	1.73	3.05%
Municipal bonds	145	3.90	356	3.80	—	—	—	—	501	522	2.04	3.83
Federal Home Loan Bank stock (2)	13,322	3.50	—	—	—	—	—	—	13,322	13,322	—	3.50
Interest-earning deposits	33,797	0.87	—	—	—	—	—	—	33,797	33,797	—	0.87

Total	$47,264	1.62%	122,564	3.05%	$—	—%	$—	—%	$169,828	$169,850	1.73	2.65%

(1)	Total weighted average life in years is calculated only on United States Government agency securities, investment in trust preferred securities and municipal bonds.
(2)	Federal Home Loan Bank stock has no stated maturity, and the interest rate is adjustable.

Sources of Funds

General. Deposits are the major source of our funds for lending and other investment purposes. In addition to deposits, other sources of funds are the amortization, prepayment and sale of loans and mortgage-backed securities, the maturity of investment securities, our net income from operations and, if needed, advances from the Federal Home Loan Bank. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by market interest rates and other economic conditions. Borrowings may be used on a short-term basis to meet liquidity needs or on a longer-term basis for general business purposes.

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

Our deposit growth has benefited from the expansion of our branch network to 41 branches at December 31, 2003. During this time, the growth in our checking accounts and savings accounts exceeded the growth in our certificates of deposit. Certificates of deposits generally are higher cost, and more interest rate sensitive deposits than checking and savings accounts. At December 31, 2003, certificate of deposit accounts comprised 27.9% of our total deposits.

Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of our deposit portfolio as of December 31, 2003.

Weight Average Interest Rate	Minimum Term	Checking and Savings Deposits	Minimum Amount	Balances	Percentage of Total Deposits
				(In Thousands)
0.00%	None	Non-interest bearing demand	$—	$294,358	11.96%
1.03	None	Interest bearing checking accounts	100	566,028	23.01
1.61	None	Passbooks and statement savings	100	615,972	25.04
1.52	None	Money market accounts	2,500	297,864	12.11

		Certificates of Deposit

0.25	0-3 months	Fixed term, fixed rate	1,000	4,458	0.18
0.77	3-6 months	Fixed term, fixed rate	1,000	31,973	1.30
1.44	6-12 months	Fixed term, fixed rate	1,000	242,765	9.87
2.95	12-36 months	Fixed term, fixed rate	1,000	326,286	13.26
4.19	36-60 months	Fixed term, fixed rate	1,000	80,397	3.27

	Total			2,460,101	100.00%

Set forth below is information regarding the average balance, cost and weighted average interest rate on our deposits for the periods indicated.

	Years Ended December 31,
	2001			2002			2003
DEPOSIT TYPE	Average Balances	Interest Expense	Weighted Average Interest Rate	Average Balances	Interest Expense	Weighted Average Interest Rate	Average Balances	Interest Expense	Weighted Average Interest Rate
	(Dollars in Thousands)
Non-interest bearing demand	$116,655	$—	—%	$188,606	$—	—%	$246,853	$—	—%
Interest bearing checking accounts	161,648	1,006	0.62	299,223	4,036	1.35	477,055	5,553	1.16
Passbooks	176,783	2,936	1.66	270,999	4,337	1.60	526,512	9,643	1.83
Money market accounts	185,313	6,529	3.52	182,585	3,176	1.74	251,965	4,006	1.59
Certificates of deposit	893,715	50,320	5.63	810,903	28,804	3.55	732,822	19,403	2.65

Total	$1,534,114	$60,791	3.96%	$1,752,316	$40,353	2.30%	$2,235,207	$38,605	1.73%

The following table sets forth our certificates of deposit classified by rates as of the dates indicated.

	At December 31,
Rate	2001	2002	2003
	(In Thousands)
0.00 – 1.00%	$8,158	$21,078	$78,324
1.01 – 2.00%	819	126,774	209,013
2.01 – 3.00%	189,044	310,644	193,797
3.01 – 4.00%	190,052	97,826	60,962
4.01 – 5.00%	283,787	173,915	135,450
5.01 – 6.00%	64,150	19,406	5,684
6.01 – 7.00%	113,468	15,789	2,637
7.01 – 8.00%	357	2,323	12

	$849,835	$767,755	$685,879

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2003.

	Amount Due
Rate	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years	Total
	(In Thousands)
0.00 – 1.00%	$78,187	$121	$13	$3	$—	$—	$78,324
1.01 – 2.00%	188,813	17,815	2,336	43	6	—	209,013
2.01 – 3.00%	93,788	59,354	32,580	1,260	6,815	—	193,797
3.01 – 4.00%	28,618	11,168	2,709	8,146	10,321	—	60,962
4.01 – 5.00%	60,689	31,268	21,898	21,595	—	—	135,450
5.01 – 6.00%	3,450	892	1,342	—	—	—	5,684
6.01 – 7.00%	282	2,348	7	—	—	—	2,637
7.01 – 8.00%	12	—	—	—	—	—	12

	$453,839	$122,966	$60,885	$31,047	$17,142	$—	$685,879

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003. These deposits represented 10.0% of our total deposits at December 31, 2003.

Remaining Maturity	Amount
(In Thousands)
Three months or less	$39,451
Three through six months	22,925
Six through twelve months	71,217
Over twelve months	112,757

Total	$246,350

Deposit flow details components of the increase in total deposits. The following table sets forth the net changes in our deposits for the periods indicated.

	Year Ended December 31,
	2001	2002	2003
	(In Thousands)
Deposits	$10,211,384	$11,214,770	$13,070,245
Withdrawals	10,174,444	10,909,963	12,473,767

Net increase before interest credited	36,940	304,807	596,478
Interest credited	54,565	34,098	34,718

Net increase in deposits	$91,505	$338,905	$561,760

Borrowings

Deposits are the primary source of funds for our lending and investment activities and for general business purposes. If the need arises, we may borrow from the Federal Home Loan Bank of Atlanta and from the Federal Reserve Bank discount window to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Loans from the Federal Home Loan Bank are typically collateralized by our Federal Home Loan Bank stock and a portion of our first mortgage loans. At December 31, 2003, we had $264.6 million of Federal Home Loan Bank advances outstanding. Our borrowings also include $52.3 million of junior subordinated debentures. The debentures were issued in connection with the issuance of $29.6 million of 8.375% fixed rate Cumulative Trust Preferred Securities by Fidelity Capital Trust I and $22.7 million of Cumulative Trust Preferred Securities which pay interest at a floating rate of 285 basis points above the three month LIBOR rate issued by Fidelity Capital Trust II.

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

	Year Ended December 31,
	2001	2002	2003
	(Dollars in thousands)
Federal Home Loan Bank advances:
Maximum month-end balance	$290,266	$315,031	$277,244
Balance at end of period	290,266	253,371	264,561
Average balance	265,459	303,016	269,718
Weighted average interest rate on:
Balance at end of period	6.13%	6.01%	5.81%
Average balance for period	6.38%	6.08%	5.85%

Subsidiary Activities

Fidelity Federal Bank & Trust has two wholly owned subsidiaries. Fidelity Realty and Appraisal Service, Inc., a Florida corporation, is primarily engaged in providing appraisal services for Fidelity Federal Bank & Trust and selling our real estate owned. At December 31, 2003, Fidelity Realty and Appraisal Service, Inc. had total equity capital of $689,000, including retained earnings of $214,000. Fidelity Realty and Appraisal Service, Inc. had a net income of $133,000 for the year ended December 31, 2002 and a net income of $149,000 for the year ended December 31, 2003.

Our other subsidiary, Florida Consolidated Agency, Inc., a Florida corporation doing business as Fidelity Insurance, was established in 1999. On July 16, 1999, Fidelity Insurance acquired Dunn and Noel, Inc., a full-service insurance agency based in Juno Beach, Florida. Dunn & Noel was founded in 1947, originally as Burns & Company. Fidelity Insurance operates as an independent insurance agency and licensed agents make insurance products available through Fidelity Federal Bank & Trust’s branch offices. Licensed representatives also sell a variety of investment products. Fidelity Insurance had net income of $237,000 and $336,000 for the years ended December 31, 2002 and 2003, respectively.

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

Personnel

As of December 31, 2003, we had 685 full-time and 76 part-time employees. None of our employees is represented by a collective bargaining group. We believe our relationship with our employees is good.

REGULATION

Fidelity Federal Bank & Trust is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision limits the activities in which Fidelity Federal Bank & Trust may engage. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Fidelity Federal Bank & Trust also is a member of, and owns stock in, the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Fidelity Federal Bank & Trust also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. Fidelity Federal Bank & Trust’s relationship with its depositors and borrowers is regulated by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Fidelity Federal Bank & Trust’s mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or the United States Congress, could have a material adverse impact on the results of the operations of Fidelity Bankshares, Inc. and Fidelity Federal Bank & Trust.

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

Capital Requirements. The Office of Thrift Supervision capital regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio; a 4% leverage ratio (3% for institutions receiving the highest rating on the supervisory rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest supervisory rating), and together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Institutions must generally deduct from regulatory capital investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standards for federal savings banks require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighted factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangible assets other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital may not exceed 100% of core capital.

The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2003, Fidelity Federal Bank & Trust met each of its capital requirements.

Loans-to-One-Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional 10% of unimpaired capital and surplus may be loaned (for a total of 25% of unpaid capital surplus), if the loan is secured by readily marketable collateral, which is defined to include certain marketable securities, but generally not real estate. As of December 31, 2003, Fidelity Federal Bank & Trust was in compliance with its loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Fidelity Federal Bank & Trust is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments,” which consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2003, Fidelity Federal Bank & Trust maintained 76.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for Office of Thrift Supervision approval of a capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, a savings institution which is a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

Liquidity. Fidelity Federal Bank & Trust is required to maintain liquid assets at levels considered safe and sound by the Office of Thrift Supervision. Fidelity Federal Bank & Trust’s average liquidity ratio for the quarter ended December 31, 2003 was 13.2%.

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

Transactions with Related Parties. Fidelity Federal Bank & Trust’s authority to engage in transactions with related parties or “affiliates” or to make loans secured by the securities of any affiliate is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing federal regulations. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution, including Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain “covered” transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution’s capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Fidelity Federal Bank & Trust’s authority to extend credit to executive officers, directors and 10% or more stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and its implementing federal regulations. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and that do involve more than the normal risk of repayment. Federal regulation also places individual and aggregate limits on the amount of loans Fidelity Federal

Bank & Trust may make to these persons based, in part, on Fidelity Federal Bank & Trust’s capital position, and requires approval procedures to be followed. At December 31, 2003, Fidelity Federal Bank & Trust was in compliance with these regulations.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under specified circumstances.

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

Prompt Corrective Regulatory Action

Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized,” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Generally, the applicable banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

Federal Home Loan Bank System

The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Fidelity Federal Bank & Trust, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2003, Fidelity Federal Bank & Trust was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2003, Fidelity Federal Bank & Trust was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

Fidelity Bankshares, Inc. is a non-diversified unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. A non-diversified unitary savings and loan holding company is a savings and loan holding company which controls only one subsidiary savings association which, together with all related activities, represents more than 50% of the holding company’s consolidated net worth. The Office of Thrift Supervision has enforcement authority over Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to the subsidiary savings institution.

Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it may engage, provided that its subsidiary savings bank continued to be a qualified thrift lender. See “—Qualified Thrift Lender Test.” The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. Fidelity Bankshares, Inc. does not qualify to be grandfathered. Accordingly, it is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulation.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources of the acquiror, the future prospects of the acquiror and the institution to be acquired, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, competitive factors, and the association’s compliance with applicable anti-money laundering regulations.

The USA PATRIOT Act

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Financial institutions, such as Fidelity Federal Bank & Trust, have been required by federal law for years to have an effective anti-money laundering program. As such, the requirements of the USA PATRIOT Act should not have material impact on its operations.

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

Compliance with the provisions of the Sarbanes-Oxley Act have not had a material impact on our results of operations or financial condition.

TAXATION

Federal Taxation

For federal income tax purposes, Fidelity Bankshares, Inc. and its subsidiaries file a consolidated federal income tax return on a calendar year basis, using the accrual method of accounting.

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Fidelity Federal Bank & Trust’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2003, Fidelity Federal Bank & Trust had a balance of approximately $7.4 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

AVAILABILITY OF ANNUAL REPORT

Our Annual Report on Form 10-K, Code of Ethics required pursuant to the Sarbanes-Oxley Act and our Nominating and Corporate Governance Committee Charter may be obtained by accessing our website at www.fidelityfederal.com.

ITEM 2.    PROPERTIES

Property

At December 31, 2003, we conducted our business through our administrative office located in West Palm Beach, Florida, and 41 full service branch offices located in Palm Beach, Martin and St. Lucie Counties and 4 loan production offices located in Palm Beach, Broward, St. Lucie and Indian River Counties. The aggregate net book value of our premises and equipment was $70.7 million at December 31, 2003.

ITEM 3.    LEGAL PROCEEDINGS

There are various claims and lawsuits in which Fidelity Federal Bank & Trust is periodically involved incident to our business. Other than as set forth below, we believe these legal proceedings, in the aggregate, are not material to our financial condition or results of operations.

On July 1, 2003, Fidelity Federal Bank & Trust was named as defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe (“Kehoe”), on behalf of himself and other similarly situated persons, has alleged that Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in its marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per violation. As a result of Kehoe’s suing on behalf of a class of plaintiffs, the potential award, should Kehoe prevail, would be material. At this time, however, the size of the class has not been asserted by Kehoe. Fidelity Federal is currently in the process of drafting a response to the complaint and discovery has not yet commenced. Fidelity Federal, in consultation with counsel, has concluded that the lawsuit is without merit and Fidelity Federal intends to vigorously defend against Kehoe’s claim.

On December 31, 2003, Fidelity Federal Bank & Trust was named as defendant in two lawsuits, Kenneth A. Welt, as Chapter 7 Trustee vs. Fidelity Federal Bank & Trust. The two lawsuits have been brought by the same plaintiff in the Circuit Court in the Fifteenth Judicial Circuit in and for Palm Beach County and also in the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division. The plaintiff has alleged that the Bank knew or should have known that the bankrupt Thomas Abrams through various corporate plaintiffs, including The Phoenix Financial Group, Phoenix, Administrative Services, Inc. and Swiss Capital Management Ltd., was operating a “Ponzi Scheme”. Fidelity Federal is seeking to consolidate the two lawsuits in the United States Bankruptcy Court. Fidelity Federal has not yet filed an answer to the complaints. The plaintiff seeks (i) an accounting of all fees, commissions and other income received by the Bank as a result of Thomas Abrams’ actions, and damages for such amounts, plus interest and costs in United States Bankruptcy Court, (ii) and seeks relief of unspecified compensatory damages, plus interest and costs in the Circuit Court. Fidelity Federal, in consultation with counsel, has concluded that the claims made by the plaintiff on behalf of the bankrupt corporation are without merit and the Bank intends to vigorously defend itself in the two suits.

On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged against the various defendants causes of action which arise from their investing in various Abrams entities, based upon the same factual allegations set forth in Kenneth A. Welt, as Chapter 7 Trustee vs. Fidelity Federal Bank & Trust. Fidelity Federal is named in one cause of action alleging aiding and abetting breaches of fiduciary duty. The various allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and generally offer banking services to the Abrams entities. Additionally, there are allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000.00.

Fidelity Federal has not yet answered the complaint, but intends to vigorously defend itself. Fidelity Federal, in consultation with counsel, has concluded that the claims made by the plaintiffs are without merit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Fidelity Bankshares, Inc. common stock, is currently listed on the Nasdaq National Market under the symbol “FFFL”, and there is an established market for such common stock. At December 31, 2003, Fidelity Bankshares, Inc. had 19 market makers.

The following table sets forth the high and low bid quotations for Fidelity Bankshares, Inc. common stock and cash dividends per share declared for the periods indicated. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. This information has been obtained from monthly statistical summaries provided by the Nasdaq Stock Market. As of December 31, 2003, there were 15,024,648 shares of Fidelity Bankshares, Inc. common stock issued and outstanding, net of shares held in treasury. At December 31, 2003, Fidelity Bankshares, Inc. had approximately 3,403 stockholders of record.

Fiscal 2003	High Bid	Low Bid	Cash Dividend Declared
Quarter Ended December 31, 2003	$32.470	$26.310	$0.10
Quarter Ended September 30, 2003	$27.620	$21.570	$0.10
Quarter Ended June 30, 2003	$23.570	$18.010	$0.10
Quarter Ended March 31, 2003	$19.750	$17.200	$0.10

Fiscal 2002	High Bid	Low Bid	Cash Dividend Declared
Quarter Ended December 31, 2002	$19.350	$17.200	$0.10
Quarter Ended September 30, 2002	$22.100	$16.600	$0.10
Quarter Ended June 30, 2002	$22.470	$17.700	$0.10
Quarter Ended March 31, 2002	$18.420	$15.600	$0.10

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

OF FIDELITY BANKSHARES, INC. AND SUBSIDIARY

The following tables set forth selected consolidated historical financial and other data of Fidelity Bankshares, Inc. for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of Fidelity Bankshares, Inc.

	At December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$1,718,933	$1,932,434	$2,136,935	$2,439,397	$3,048,222
Loans receivable, net	1,164,421	1,361,232	1,581,227	1,935,999	2,191,696
Mortgage-backed securities and corporate debt securities	375,171	322,223	237,671	145,139	471,228
Investment securities(1)	61,478	105,163	152,446	166,286	169,850
Deposits	1,321,510	1,497,818	1,559,436	1,898,341	2,460,101
Total borrowings(2)	290,479	310,005	355,342	326,537	358,970
Stockholders’ equity	83,304	91,651	177,612	169,087	184,509
Book value per common share	$5.43	$5.95	$11.50	$11.64	$12.54
Tangible book value per common share	$5.25	$5.79	$11.36	$11.49	$12.16

(1)	Includes interest-bearing deposits, government and agency securities and Federal Home Loan Bank stock.
(2)	Includes $29.6 million of junior subordinated debentures issued in connection with the issuance of 8.375% Cumulative Trust Preferred Securities by Fidelity Capital Trust I and $22.7 million in connection with the issuance of Trust Preferred Securities by Fidelity Capital Trust II with interest at a floating rate of 285 basis points above the three month LIBOR rate.

	For the Years Ended December 31,
	1999		2000		2001	2002	2003
	(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$110,925		$132,580		$138,480	$137,867	$143,683
Interest expense	72,255		85,671		81,422	61,768	57,164

Net interest income	38,670		46,909		57,058	76,099	86,519
Provision for loan losses	463		1,328		2,054	1,986	3,122

Net interest income after provision for loan losses	38,207		45,581		55,004	74,113	83,397

Other income	12,927	(1)	13,406	(2)	13,764	16,991	22,516

Non-interest expense	36,354		45,403		55,722	63,569	76,513

Income before taxes	14,780		13,584		13,046	27,535	29,400
Income tax expense	5,666		5,063		5,166	10,737	11,479

Net income	$9,114		$8,521		$7,880	$16,798	$17,921

Income per common share:
Basic(3)	$0.59		$0.54		$0.52	$1.12	$1.24

Diluted(3)	$0.58		$0.54		$0.51	$1.11	$1.22

(1)	Includes $5.1 million from the sale of property owned by Fidelity Federal Bank & Trust.
(2)	Includes $3.7 million from the receipt and sale of 147,232 shares of John Hancock Financial common stock provided to policy holders pursuant to John Hancock Financial’s conversion from a mutual (or policy owned insurance company) to a stock insurance company.
(3)	Per share data has been adjusted to reflect the second step conversion of Fidelity Bankshares, MHC.

	At and for the Years ended December 31,
	1999		2000		2001	2002	2003
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.55	%(1)	0.46	%(1)	0.38%	0.71%	0.64%
Return on average stockholders’ equity (ratio of net income to average stockholders’ equity)	11.04	%(1)	9.97	%(1)	5.46%	9.49%	10.15%
Non-interest income to average assets	0.78%		0.70%		0.67%	0.72%	0.80%
Non-interest expense to average assets	2.19%		2.43%		2.71%	2.71%	2.73%
Net interest rate spread during the period	2.45%		2.77%		2.55%	3.45%	3.29%
Net interest margin (net interest income to average interest earning assets)	2.47%		2.72%		2.85%	3.51%	3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities	100.51%		99.21%		107.37%	102.09%	101.62%
Efficiency ratio(2)	70.46%		75.07%		78.68%	68.29%	70.17%
Dividend payout ratio	70.42%		76.34%		76.92%	35.71%	32.25%
Asset Quality Ratios:
Nonperforming loans to total loans at end of period	0.37%		0.37%		0.32%	0.34%	0.51%
Allowance for loan losses to nonperforming loans at end of period	83.08%		98.41%		136.67%	126.21%	99.12%
Allowance for loan losses to total loans at end of period	0.31%		0.36%		0.43%	0.43%	0.51%
Non-performing assets to total assets at end of period	0.30%		0.26%		0.24%	0.27%	0.37%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%		0.00%		0.00%	0.03%	0.02%
Capital Ratios:
Stockholders’ equity to total assets at end of period	4.85%		4.77%		8.31%	6.93%	6.05%
Average stockholders’ equity to average total assets	4.96%		4.62%		7.02%	7.53%	6.31%
Tangible capital to tangible assets at end of period(3)	6.63%		6.32%		7.97%	7.68%	7.10%
Core capital to adjusted tangible assets at end of period(3)	6.63%		6.32%		7.97%	7.68%	7.10%
Risk-based capital to risk-weighted assets at end of period(3)	12.19%		11.03%		12.45%	11.01%	10.79%
Other Data:
Number of branch offices at end of period	32		35		38	40	41
Number of deposit accounts at end of period	109,342		127,467		133,650	142,683	148,023

(1)	The years 1999 and 2000 include amounts of non-recurring income/expense described in the footnotes under “Selected Operating Data.” Exclusive of these items, return on average assets and return on average stockholders’ equity for 1999 and 2000, respectively, were: return on average assets: 0.36% and 0.34%; return on average equity: 7.21% and 7.27%.
(2)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.
(3)	Represents regulatory capital ratios for Fidelity Federal Bank & Trust only.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects Fidelity Bankshares, Inc.’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Fidelity Bankshares, Inc.’s consolidated financial statements and their notes beginning on page F-1, and the other statistical data provided in this report. This report contains certain “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “intend,” “anticipate,” “should,” planned,” “ estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions; changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles policies, or guidelines; changes in legislation or regulations; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

We conduct no business other than holding the common stock of Fidelity Federal Bank & Trust. Consequently, our net income depends on the net income of Fidelity Federal Bank & Trust. The net income of Fidelity Federal Bank & Trust is derived primarily from its net interest income, which is the difference between the interest income we receive on loans, mortgage-backed securities and investments and our cost of funds, consisting of interest paid on deposits and borrowings. Fidelity Federal Bank & Trust’s net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expenses such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. In addition, earnings are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond our control. In particular, the general level of market interest rates tends to be highly cyclical.

Critical Accounting Policies

The Accounting and reporting policies of Fidelity Bankshares, Inc. and its subsidiaries conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of our significant accounting policies is contained in Note 1 to the consolidated financial statements. One of our more critical accounting policies relates to establishing an allowance for loan losses.

Allowance for Loan Losses. The allowance for loan losses represents management’s best estimate of inherent losses in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or inherent losses and to assign risk grades. The primary responsibility for this review rests with the management personnel who are responsible for overseeing the credit relationship. This review is supplemented with periodic reviews by our credit review function, as well as periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems, and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Changes in Financial Position

Comparison of Financial Position at December 31, 2002 and December 31, 2003

Our assets increased by $608.8 million from $2.4 billion at December 31, 2002 to $3.0 billion at December 31, 2003. Cash and cash equivalents declined by $19.8 million, as a result of a decline of $29.7 million in interest earning deposits. Assets available for sale (consisting of municipal bonds and government agency securities, mortgage-backed securities and corporate debt securities) increased by $358.9 million. Loans receivable increased by $255.7 million. While our new loan production reached record levels, growth of loans receivable was limited by high levels of loan prepayments, as borrowers refinanced their loans in order to take advantage of the current low interest rate environment. As a result, surplus cash was invested in mortgage-backed securities, as well as government and agency securities, causing the increase in assets available for sale. All other assets increased by $14.0 million.

Funds for asset growth were provided by an increase in deposits of $561.8 million and an increase in borrowings of $32.4 million. $23.6 million of the increase in borrowings resulted from our issuance of floating rate junior subordinated debt securities pursuant to our participation in a pooled trust preferred securities offering. All other liabilities declined by $790,000. Net income of $17.9 million, offset by dividends paid to stockholders, provided the remaining funds for asset growth.

Stockholders’ equity totaled $184.5 million at December 31, 2003 as compared to $169.1 million at December 31, 2002.

Results of Operations

Results of operations for the years ended December 31, 2002 and 2003

General. Our net income for the year ended December 31, 2003 was $17.9 million. or $1.24 basic and $1.22 diluted earnings per share. By comparison, our net income for the year ended December 31, 2002 was $16.8 million, or $1.12 basic and $1.11 diluted earnings per share. A number of factors contributed to the $1.1 million increase in net income for the year ended December 31, 2003. Interest income increased from $137.9 million for the year ended December 31, 2002 to $143.7 million for the year ended December 31, 2003 and was accompanied by a $4.6 million decrease in interest expense from $61.8 million in 2002 to $57.2 million in 2003. This resulted in an increase of net interest income before loan losses of $10.4 million, or 13.7%, from $76.1 million in 2002 to $86.5 million in 2003. The provision for loan losses increased for the year ended December 31, 2003 by $1.1 million from $2.0 million in 2002 to $3.1 million in 2003. Our portfolio of commercial mortgage loans, consumer loans and commercial business loans increased as a percentage of our total loan portfolio. Other income increased by $5.5 million, or 32.5%, from $17.0 million for the year ended December 31, 2002 to $22.5 million for the year ended December 31, 2003. Our operating expenses for the year ended December 31, 2003 increased by $12.9 million, or 20.4%, from $63.6 million for the year ended December 31, 2002 to $76.5 million.

Interest income. Interest income increased by $5.8 million, or 4.2%, from $137.9 million for the year ended December 31, 2002 to $143.7 million for the year ended December 31, 2003. While average interest earning assets increased by $425.6 million, or 19.5%, the yield on our assets declined to 5.50% during 2003, compared to 6.30% during 2002. The decline in yield resulted from originating loans during the year’s low interest rate environment, borrower prepayment of higher interest bearing loans and our increased investment in mortgage backed securities bearing lower interest rates.

Interest income from mortgage loans increased by 5.4%, or $5.7 million, from $105.1 million for the year ended December 31, 2002 to $110.8 million for the year ended December 31, 2003. Although the average balance of mortgage loans increased by $266.2 million, or 17.8%, it was accompanied by a decline in average yield on these assets from 7.04% in 2002 to 6.30% in 2003. The average balance of consumer and commercial business loans increased by $24.1 million, or 9.4%, but was offset by a decline in average yield from 7.26% in 2002 to 6.25% in 2003. As a result, interest income from consumer and commercial business loans declined by $949,000, or 5.2%, from $18.4 million for the year ended December 31, 2002 to $17.5 million for the year ended December 31, 2003. Our average investment in mortgage-backed securities increased by 106.7%, as a result of funds provided by our strong deposit growth, from $193.5 million for the year ended December 31, 2002 to $399.9 million for the year ended December 31, 2003. Because the average yield on these investments declined from 4.14% during 2002 to 3.15% during 2003, income from mortgage-backed securities increased by only $4.6 million, or 57.2%, from $8.0 million for the year ended December 31, 2002 to $12.6 million for the year ended December 31, 2003. The average balance of our investment securities declined by $47.4 million, or 44.6%, from $106.3 million during 2002 to $58.9 million during 2003, and the average yield on these investments declined from 3.27% during 2002 to 2.10% during 2003. Accordingly, our interest income from investment securities declined by $2.2 million, or 64.4%, from $3.5 million for the year ended December 31, 2002 to $1.2 million for the year ended December 31, 2003. Our average balance of other investments declined by $23.7 million, or 17.0%, from $123.4 million during the year ended December 31, 2002 to $116.0 million during the year ended December 31, 2003, and the average yield on these investments declined from 2.35% during 2002 to 1.41% during 2003. This resulted in a decline in interest income from other investments of $1.3 million, or 43.6%, from $2.9 million for the year ended December 31, 2002 to $1.6 million for the year ended December 31, 2003.

Interest expense. Interest expense declined by $4.6 million, or 7.5%, from $61.8 million for the year ended December 31, 2002 to $57.2 million for the year ended December 31, 2003. Interest expense on deposits decreased by $1.7 million, or 4.3%, from $40.4 million for the year ended December 31, 2002 to $38.6 million for the year ended December 31, 2003. While average deposits increased by $482.9 million, or 27.6%, from $1.8 billion to $2.2 billion, the composition of average deposit balances included a higher percentage of lower cost transaction and savings accounts, as well as a decrease of $81.9 million in higher cost certificates of deposit. Consequently, the average cost of our deposits declined from 2.30% during 2002 to 1.73% during 2003. The average balance of our borrowings declined by $36.2 million, or 9.7%, from $372.0 million during the year ended December 31, 2002 to $335.8 million during the year ended December 31, 2003, and the average cost of these borrowings declined from 5.76% during 2002 to 5.53% during 2003. As a result, interest expense on our borrowings was $18.6 million for the year ended December 31, 2003, or $2.9 million and 13.3% lower than our interest expense on borrowings of $21.4 million during the year ended December 31, 2002.

Net interest income. Our net interest income increased by $10.4 million, or 13.7%, from $76.1 million for 2002 to $86.5 million for 2003. While our net interest rate spread declined from 3.40% for the year ended December 31, 2002 to 3.28% for the year ended December 31, 2003, the average balance of our interest earning assets increased by $425.6 million or 19.5%, resulting in the increase in net interest income.

Provision for loan losses. Our provision for loan losses increased by $1.1 million from $2.0 million for the year ended December 31, 2002 to $3.1 million for the year ended December 31, 2003. During 2003, the percentage of our portfolio comprised of non-residential loans, which are deemed to have a greater risk of loss than one-to four-family loans, increased from 34.5% at December 31, 2002 to 42.6% of total loans. Our total allowance for loan losses as of December 31, 2003 was $11.1 million, and is maintained at a level that represents our best estimate of losses in our loan portfolio at the balance sheet date which were both probable and reasonably estimable. At December 31, 2003 our ratio of non-performing loans to total loans was 0.32%.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, allowances for loan losses are based on management’s estimate of losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our portfolio. General valuation allowances are added to our capital for purposes of calculating our regulatory risk-based capital. We conduct a monthly review of our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. As we continue to increase our origination of commercial business loans, consumer loans and commercial real estate loans, and such loans traditionally have a higher risk of loss than residential mortgage loans, our provision for loan losses is likely to increase in future periods.

Other Income. Other income increased by 32.5%, or $5.5 million, from $17.0 million for the year ended December 31, 2002 to $22.5 million for the year ended December 31, 2003 . Income from fees on deposit accounts increased by $2.8 million, largely as a result of our increase in transaction deposit accounts. Fees for other banking services, which is comprised of insurance and annuity sales, trust fee income and appraisal income increased by $1.3 million. Gains on the sale of loans, which included a one-time gain of $1.5 million on the sale of a $50 million group of loans, increased by $4.1 million, as we began selling loans in the secondary market during 2003. Offsetting these increases in other income was a $2.4 million loss on the sale of securities as a result of restructuring our investment portfolio and a decline in miscellaneous other income of $230,000.

Operating expense. Operating expense increased by $12.9 million, or 20.4%, from $63.6 million for the year ended December 31, 2002 to $76.5 million for the year ended December 31, 2003. Of this increase, $7.6 million is attributable to employee compensation and benefits. Employee health care costs increased by $957,000, pension costs increased by $1.2 million and stock based compensation increased by $702,000. The remainder of the increase, $4.8 million, was primarily attributable increased commissions paid to loan personnel due to increased loan production, increased commissions on increased insurance sales, normal salary increases and compensation paid to new employees. During the year we hired 48 new employees, bringing the total to 723 full-time equivalent employees at December 31, 2003. Most of these employees are loan officers and related support personnel and customer service employees needed for our expanding branch network. Occupancy and equipment expense increased by $2.8 million as we continue to expand the number of our branches and improve our technology. Miscellaneous expense increased by $2.2 million. Included in this increase are additional costs of $224,000 for legal expense, $218,000 for communications expense, $294,000 in uncollected deposit overdrafts and fees, and $779,000 of additional loan closing costs absorbed to increase loan production.

Income taxes. Our provision for income taxes for the year ended December 31, 2003 was $11.5 million, an increase of $742,000 from $10.7 million for the year ended December 31, 2002. Our provision reflects our current rate applied to income before taxes.

Results of operations for the years ended December 31, 2001 and 2002

General. We had net income of $16.8 million, or basic earnings per share of $1.12 for the year ended December 31, 2002. This compares to net income of $7.9 million, or basic earnings per share of $0.52, for the year ended December 31, 2001. The increase in net income of $8.9 million for the year ended December 31, 2002, as compared to 2001, is due to a number of factors. While interest income decreased from $138.5 million in 2001 to $137.9 million in 2002, interest expense also declined in 2002 from $81.4 million in 2001 to $61.8 million, resulting in a 33.4% increase in net interest income, before provision for loan losses, from $57.1 million in 2001 to $76.1 million for the year ended December 31, 2002. Our provision for loan losses decreased from $2.1 million in 2001 to $2.0 million in 2002. Other income for the year ended December 31, 2002 improved to $17.0 million from $13.8 million in 2001. Our operating expenses for the year ended December 31, 2002 increased by $7.9 million, or 14.1%, from $55.7 million to $63.6 million. Included in operating expenses for 2001 was a one-time charge of $1.1 million relating to our computer system conversion.

Interest income. Interest income decreased by $613,000, or 0.4%, from $138.5 million for the year ended December 31, 2001 to $137.9 million for the year ended December 31, 2002. Although the average balance of interest earning assets increased by $168.6 million, or 8.4%, in 2002, this was offset by a decline in the average yield of these assets from 6.92% in 2001 to 6.36% in 2002. The decline in average yield on our interest earning assets resulted primarily from the rapidly declining interest rate environment we experienced in 2001 and 2002.

Interest income from mortgage loans increased by $9.9 million, or 10.4%, from $95.2 million for the year ended December 31, 2001 to $105.1 million for the year ended December 31, 2002. This increase is attributable to an increase in the average balance of mortgage loans from $1.3 billion to $1.5 billion, which was offset by a modest decline in the average yield on these assets from 7.11% to 7.04%. Interest income on consumer and commercial business loans increased slightly by $128,000, or 0.7% from $18.3 million for the year ended December 31, 2001 to $18.4 million for the year ended December 31, 2002. The average balance of consumer and commercial business loans increased by $30.0 million, or 13.4%, from $223.4 million to $253.4 million; this was offset by a significant decline in average yield on these assets from 8.18% in 2001 to 7.26% in 2002. Our average balance of mortgage-backed securities declined from $298.6 million in 2001 to $193.5 million in 2002 as we continue to allocate repayments on these assets to higher yielding loans. As a result of this decline and a decline in the average yield on mortgage-backed securities from 5.62% in 2001 to 4.14% in 2002, income from mortgage-backed securities declined $8.8 million from $16.8 million for the year ended December 31, 2001 to $8.0 million for the year ended December 31, 2002. Interest income on securities decreased by $1.6 million from $5.1 million in 2001 to $3.5 million in 2002. While the average balance of these assets increased $18.9 million, or 21.6%, from $87.4 million for the year ended December 31, 2001 to $106.3 million for the year ended December 31, 2002, we incurred a significant decline in the average yield on these assets from 5.80% for 2001 to 3.27% for 2002 resulting in a decrease in interest income from these securities. Interest income on other investments, which consists of income from our investment in FHLB stock and from interest-earning deposits, declined by $238,000 from $3.1 million in 2001 to $2.9 million in 2002. Although the average balance of these assets increased by $70.7 million, or 134.5%, the average yield declined from 5.96% in 2001 to 2.35% in 2002.

Interest expense. Interest expense decreased by $19.6 million, or 24.1%, from $81.4 million for the year ended December 31, 2001 to $61.8 million for the year ended December 31, 2002. The decrease in expense is attributable to a decline in the average cost of our deposits from 3.96% in 2001 to 2.30% in 2002. The average balance of our deposits increased by $218.2 million during 2002 from $1.5 billion for the year ended December 31, 2001 to $1.8 billion for the year ended December 31, 2002, reflecting an increase in savings and checking accounts, offset by a decline in higher cost certificate of deposit balances of $82.1 million. The increase in interest expense on borrowed funds of $784,000 resulted from an increase in the average balance of borrowed funds from $328.8 million in 2001 to $372.0 million in 2002, however this impact was partially offset by a decline in the average cost of these borrowings from 6.27% to 5.76%.

Net interest income. Our net interest income increased by $19.0 million from $57.1 million for 2001 to $76.1 million in 2002. The increase reflects an increase in our net interest spread from 2.55% in 2001 to 3.45% in 2002. The ratio of our average interest earning assets to interest bearing liabilities decreased from 107.37% in 2001 to 102.09% in 2002.

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

Other income. Other income increased by $3.2 million, or 23.4%, from $13.8 million in 2001 to $17.0 million in 2002. $1.7 million of this increase was from service charges on deposit accounts, which resulted from the growth of core deposits (consisting of all deposits except for certificates of deposit) from 45.5% of total deposits at December 31, 2001 to 59.6% of total deposits at December 31, 2002. Fees from other banking services, which include insurance annuity sales, trust income and appraisal services, increased by $2.2 million. These amounts were slightly offset by declines in gains on loan and securities sales of $437,000 and miscellaneous income of $214.000.

Operating expense. Operating expense for the year ended December 31, 2002 increased by $7.9 million from $55.7 million for the year ended December 31, 2001 to $63.6 million. Of this increase, $5.5 million related to compensation and benefits, $1.1 million related to occupancy and equipment, and other expense increased by $1.3 million. With respect to the increase in compensation and benefit costs, $1.4 million resulted from stock based compensation, including the management recognition program approved by stockholders in May 2002. Employee benefits increased by $1.4 million, primarily for health and pension costs. The remaining increase of $2.7 million included normal, annual compensation increases and compensation costs relating to the increase in full time equivalent employees, principally in the areas of customer service and lending, from 611 at December 31, 2001 to 675 at December 31, 2002. The increase in occupancy and equipment expense resulted principally from increased depreciation, maintenance and taxes related to our ongoing branch expansion activities as well as the computer system upgrade, which occurred in November 2001. Of the remaining increase in operating expense of $1.3 million, $573,000 of the increase was for telecommunications and postage expense and $460,000 was passed through to our appraisal subsidiary. Both of these cost increases related to increased loan production and increases in other income.

Income taxes. Our provision for income taxes for the year ended December 31, 2002 of $10.7 million, an increase of $5.5 million from $5.2 million for the year ended December 31, 2001, reflected our current rate applied to significantly higher income before taxes.

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

	For the Years Ended December 31,
	2001			2002			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans	$1,338,187	$95,210	7.11%	$1,492,219	$105,084	7.04%	$1,758,459	$110,771	6.30%
Consumer and commercial business loans	223,382	18,280	8.18	253,420	18,408	7.26	279,534	17,459	6.25
Mortgage-backed securities (1)	298,550	16,785	5.62	193,510	8,006	4.14	399,898	12,585	3.15
Investment securities	87,444	5,072	5.80	106,318	3,474	3.27	58,919	1,236	2.10
Other investments (2)	52,609	3,133	5.96	123,342	2,895	2.35	115,977	1,632	1.41

Total interest-earning assets	2,000,172	138,480	6.92	2,168,809	137,867	6.36	2,612,787	143,683	5.50
Non-interest-earning assets	56,973			180,715			185,591

Total assets	$2,057,145			$2,349,524			$2,798,378

Interest-bearing liabilities:
Deposits	$1,534,114	$60,791	3.96%	$1,752,316	$40,353	2.30%	$2,235,207	$38,605	1.73%
Borrowed funds	328,840	20,631	6.27	372,000	21,415	5.76	335,832	18,559	5.53

Non-interest bearing liabilities	49,869			48,199			50,862

Total liabilities	1,912,821			2,172,515			2,621,901
Stockholders’ equity	144,324			177,009			176,477

Total liabilities and stockholders’ equity	$2,057,145			$2,349,524			$2,798,378

Net interest income		$57,058			$76,099			$86,519

Net interest rate spread (3)			2.55%			3.45%			3.28%

Net interest margin (4)			2.85%			3.51%			3.31%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.37%			102.09%			101.62%

	At December 31, 2003
	Actual Balance	Yield/ Cost
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans	$1,881,377	5.88%
Consumer and commercial business loans	310,319	6.00%
Mortgage-backed securities (1)	471,228	4.01%
Investment securities	122,731	1.85%
Other investments (2)	47,119	1.53%

Total interest-earning assets	2,832,774	5.34%
Non-interest-earning assets	215,448

Total assets	$3,048,222

Interest-bearing liabilities:
Deposits	$2,460,101	1.49%
Borrowed funds	358,970	5.89%

Total interest-bearing liabilities	2,819,071	2.05%
Non-interest bearing liabilities	44,436

Total liabilities	2,863,507
Stockholders’ equity	184,715

Total liabilities and stockholders’ equity	$3,048,222

Net interest rate spread (3)		3.29%

Net interest margin (4)		3.30%

Ratio of interest-earning assets to interest-bearing liabilities		100.49%

(1)	Includes corporate debt securities.
(2)	Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank stock.
(3)	Net interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of interest-earning assets.

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

	Years Ended December 31,
	2003 vs. 2002				2002 vs. 2001
	Increase/(Decrease) Due to			Total	Increase/(Decrease) Due to			Total
			Rate/	Increase			Rate/	Increase
	Volume	Rate	Volume	(Decrease)	Volume	Rate	Volume	(Decrease)
	(In Thousands)
Interest income:
Mortgage loans	$18,749	$(11,084)	$(1,978)	$5,687	$10,959	$(973)	$(112)	$9,874
Consumer and commercial business loans	1,737	(2,455)	(231)	(949)	2,458	(2,055)	(275)	128
Mortgage-backed securities	8,539	(1,916)	(2,044)	4,579	(5,906)	(4,433)	1,560	(8,779)
Investment securities	(1,549)	(1,244)	555	(2,238)	1,095	(2,215)	(478)	1,598
Other investments	(491)	(929)	157	(1,263)	4,212	(1,898)	(2,552)	(238)

Total interest-earning assets	26,985	(17,628)	(3,541)	5,816	12,818	(11,574)	(1,857)	(613)

Interest expense:
Deposits	11,120	(10,088)	(2,780)	(1,748)	8,647	(25,463)	(3,622)	(20,438)
Borrowed funds	(2,082)	(857)	83	(2,856)	2,708	(1,701)	(223)	784

Total interest-bearing liabilities	9,038	(10,945)	(2,697)	(4,604)	11,355	(27,164)	(3,845)	(19,654)

Change in net interest income	$17,947	$(6,683)	$(844)	$10,420	$1,463	$15,590	$1,988	$19,041

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

We monitor interest rate risk by various methods, including “gap” analysis and analyzing changes in the net present value of our assets, liabilities and off-balance sheet items (our net portfolio value or “NPV”) which analysis, is reviewed with the Board of Directors on a quarterly basis. We use an internal model that generates estimates of our NPV over a range of interest rate scenarios. The model calculates NPV essentially by discounting the cash flows from our assets and liabilities to present value using current market rates, and adjusting those discount rates accordingly for various interest rate scenarios.

The following table sets forth our estimated internal calculations of NPV as of December 31, 2003, for instantaneous and parallel shifts in the yield curve in 100 basis point increments up and down. Due to the low interest rate environment that existed at December 31, 2003, an analysis of a 200 basis point downward shift in interest rates is not shown.

Changes in Rates		Net Portfolio Value
(Basis Points)	Amount	$ Change	% Change
		(Dollars in Thousands)
+200bp	$221,470	$ (6,613)	(2.90)%
+100bp	$232,401	$ 4,813	1.89%
-0-	$228,083	$ —	— %
-100bp	$158,726	$(69,357)	30.41%

Fidelity Federal Bank & Trust’s internal calculation of NPV at December 31, 2003 shows the negative effects of rate caps and floors in certain interest earning assets and particularly interest bearing liabilities in both rising and falling interest rate scenarios. As shown in the previous table, NPV was negatively affected in both rising and falling rate scenarios as a result of these interest rate caps and floors. In preparing the NPV table above, we have estimated prepayment rates for our loans ranging from 8% to 30%, depending on the interest rate scenario and loan type. These rates are management’s best estimate based on prior repayment experience.

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

The above assumptions are estimates of annual percentages based on remaining balances. Although management believes these deposit decay rates are a reasonable estimate of future deposit trends based on past performance, they should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by us in any given period. Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may or may not reflect how actual yields and costs respond to changes in market rates. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Also, the changes in the contractual interest rates of our assets and liabilities may not occur at the same time as changes in market interest rates. Additionally, certain assets, such as adjustable rate (“ARM”) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the above table. Management also has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of the assets and liabilities, there can be no assurance that the fair values presented would be indicative of the value negotiated in an actual sale.

While the above table provides an estimate of our interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on our NPV, as actual results may vary. At December 31, 2003, we were not required by the Office of Thrift Supervision to hold additional risk-based capital for interest rate risk-purposes.

The Company also monitors the matching of its assets and liabilities through “gap” analysis. Gap analysis attempts to measure the difference between the amount of interest earning assets expected to mature or reprice within a specific time period compared to the amount of interest-bearing liabilities expected to mature or reprice within that period. An interest rate sensitive gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities maturing or repricing within a specified period of time. An interest rate sensitive gap is considered negative when the amount of interest-bearing liabilities exceeds the amount of interest-earnings assets maturing or repricing within a specified period of time. Gap analysis involves the use of numerous assumptions, as does NPV. Generally, Company’s with a positive gap can expect net interest income to increase during periods of rising interest rates and decline in periods of falling interest rates.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company’s cumulative one-year interest rate sensitivity gap at December 31, 2003 was a positive 16.07%.

	Within Three Months	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years
	(Dollars in Thousands)
Interest-earning assets (1):
Residential mortgage loans: (2)
Fixed rate	$50,835	$125,346	$228,621	$137,388	$185,517
Adjustable rate	85,142	186,177	126,567	132,734	—
Commercial mortgage loans: (2)
Fixed rate	8,650	16,550	23,637	12,559	14,818
Adjustable rate	185,257	361,797	3,432	3,899	—
Other loans (2)
Fixed rate	5,886	13,719	20,175	6,368	3,164
Adjustable rate	136,140	—	—	—	—
Mortgage-backed securities
Fixed rate	18,097	47,915	90,833	54,083	69,288
Adjustable rate	156,020	6,084	11,799	7,318	11,551
Municipal bonds and government and agency securities—fixed rate	47,119	145	122,564	—	—
Other interest earning assets—adjustable	—	—	—	—	—

Total	$693,146	$757,733	$627,628	$354,349	$284,338

Interest-bearing liabilities
Deposits: (3)
Checking and funds transfer accounts	$45,495	$141,331	$205,244	$103,416	$356,102
Passbook accounts	29,205	101,003	168,409	88,857	228,498
Money market accounts	26,432	85,175	101,586	38,694	61,079
Certificate accounts (4)	149,765	304,575	183,621	47,918	—
Borrowings: (4)	68,083	9,927	177,033	73,225	1,063

Total	$318,980	$642,011	$835,893	$352,110	$646,742

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$374,166	$115,722	$(208,265)	$2,239	$(362,404)

Cumulative excess of interest-earning assets over interest-bearing liabilities	$374,166	$489,888	$281,623	$283,862	$(78,542)

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total assets	12.27%	16.07%	9.24%	9.31%	2.58%

(1)	Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a 20% prepayment rate.
(2)	Balances are shown net of loans in process and are not adjusted for premiums, discounts, reserves and unearned fees.
(3)	All of the Company’s non-certificate deposits are generally subject to immediate withdrawal. However, management considers a significant portion of these accounts to be core deposits having longer effective maturities based on the Company’s actual retention of such deposit accounts in various interest rate environments. In the year 2001, we contracted with a third-party consultant to perform an analysis of the core deposit accounts to obtain an estimate of the actual deposit balance trends over various interest rates scenarios over the previous five years. We then used the information obtained to provide a forecast of future balance trends. We then used the information obtained to provide a forecast of future balance trends. Management does not feel that the deposit trends have changed materially since 2001.
(4)	Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.

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

In recent years our policy has been to reduce our exposure to interest rate risk generally by better matching the maturities of our interest rate sensitive assets and liabilities, and by originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments. However, particularly in a low-interest-rate environment, borrowers typically prefer fixed-rate loans to ARM loans. We do not solicit high-rate jumbo certificates or brokered funds.

Liquidity and Capital Resources

Fidelity Federal Bank & Trust is required to maintain liquid assets at levels considered safe and sound by the Office of Thrift Supervision. Our liquidity ratio averaged 14.1%, 6.5% and 11.5% during the months ended December 31, 2001, 2002 and 2003, respectively. Our liquidity ratio averaged 18.5%, 11.7% and 11.5% for the years ended December 31, 2001, 2002 and 2003, respectively. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and loan to fund commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the Federal Home Loan Bank of Atlanta amounted to $43.3 million, $63.5 million and $33.8 million at December 31, 2001, 2002 and 2003, respectively. Other assets qualifying for liquidity purposes at December 31, 2001, 2002 and 2003, totaled $208.9 million, $67.6 million and $261.9 million, respectively. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

A major portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Atlanta.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta which provides an additional source of funds. At December 31, 2003, we had $264.6 million in advances from the Federal Home Loan Bank of Atlanta. We borrow from the Federal Home Loan Bank of Atlanta in order to reduce interest rate risk, and for liquidity purposes.

At December 31, 2003, we had outstanding loan commitments of $202.4 million to originate and/or purchase mortgage loans. This amount does not include the unfunded portion of loans in process. At December 31, 2003, certificates of deposit scheduled to mature in less than one year, totaled $453.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with Fidelity Federal Bank & Trust, although there can be no assurance that this will be the case or that the cost of such deposits could be significantly higher.

Contractual Obligations and Commercial Commitments

Our long-term debt, which in the aggregate totals $316.9 million, consists of obligations to the FHLB totaling $264.6 million and $52.3 million in obligations resulting from the issuance of trust preferred securities from Fidelity Capital Trust I in January, 1998 as well as Fidelity Capital Trust II in December 2003. The obligations arising from the issuance of trust preferred securities, presented as Guaranteed Preferred Beneficial Interests in Company Debentures in our balance sheet at December 31, 2003 are due in the amount of $29.6 million in January, 2028 and $22.7 million in January 2034. In addition, we have leasehold obligations totaling $15.8 million. These contractual obligations are set forth in the table below as of December 31, 2003.

The tables below summarize the Company’s contractual obligations, commercial and other commitments at December 31 2003.

	Total	Less Than 1 year	1-3 Years	3-5 Years	After 5 Years
	(In Thousands)
Long-term Debt(1)	$316,881	$13,697	$177,142	$72,559	$53,483
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	15,832	1,691	3,005	2,843	8,293

Total Contractual Cash Obligations	$332,713	$15,388	$180,147	$75,402	$61,776

(1)	Includes advances from the Federal Home Loan Bank and Guaranteed Preferred Beneficial Interests in Debentures.

Commercial and Other Commitments

	Total	Less Than 1 year	1-3 Years	3-5 Years	After 5 Years
	(In Thousands)
Lines of Credit(1)	$158,394	$5,895	$8,270	$15,239	$128,990
Standby Letters of Credit	7,282	6,696	581	—	5
Other Commercial Commitments	96,063	96,063	—	—	—
Other Commitments	93,213	93,213	—	—	—

Total Contractual Cash Obligations	$354,952	$201,867	$8,851	$15,239	$128,995

(1) Includes $145.3 million in undisbursed lines of credit.

Pension Plans. We maintain a qualified defined benefit plan (the “Qualified Plan”), which covers substantially all employees who were hired prior to January 1, 2001 and a supplemental retirement plan to provide additional benefits to executives selected for the plan that are in excess of amounts permitted to be paid under the provisions of tax law to participants in the Qualified Plan. We also sponsor a non-qualified defined benefit plan for its directors.

Our pension costs for all pension plans, excluding our 401(k) deferred savings plan, approximated $4.6 million and $3.5 million for 2003 and 2002 respectively, and is calculated based on a number of actuarial assumptions, including an expected long-term rate of return on our Qualified Plan assets of 9%. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries and our investment advisors, including their review of asset class return expectations from respected sources and authorities. We also evaluated the long-term rate of expected inflation. Projected returns by these sources are based on broad equity and bond indices. We also considered our historical returns in comparison to various market indices. Our expected long-term rate of return is based on a target asset allocation of 70% in equities and 30% in fixed income. We adopted this change in target allocation in early 2003. Previously, our target allocation was 75% equities and 25% in fixed income investments.

At the end of 2003, our pension committee decided to change asset managers for the defined benefit plan from Security Trust Company, N.A. to Charles Schwab Trust Company. At December 31, 2003, of the $17.2 million in plan assets, $15.1 million were in cash and cash equivalents awaiting transfer to Charles Schwab Trust Company while the remaining $2.1 million was in a debt securities mutual fund which transferred to Charles Schwab in kind. After the transfer of assets was completed, the assets were invested in an allocation of approximately 70% equity securities and 30% debt securities. We periodically rebalance the actual asset allocation to match the target asset allocation. We expect a long-term rate of return on equities of 10% and a long-term rate of return on fixed income investments of 6%. We believe this is a reasonable long-term rate of return for our Qualified Plan assets. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

We base our determination of pension cost on the market value of assets without adjustments or smoothing to reduce year-to-year volatility. Actuarial gains and losses are recognized into pension cost, to the extent they exceed the amount allowed in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, that can be excluded in determining the amount to be amortized (the “corridor”). The amount of gain and loss in excess of the corridor is amortized over the remaining average expected working lifetime of plan participants, which was 8.9 years for 2002. As of December 31, 2003, we had cumulative actuarial losses of $10.9 million that had not yet been recognized into pension cost.

The discount rate we utilize for determining future pension obligations is based on a review of long term bond yields. We use Moody’s AA bond index and Merrill Lynch’s Corporate 10+ years High Quality bond index as of our measurement date in determining our discount rate each year. The discount rate determined on this basis has decreased from 6.50% as of December 31, 2002 to 6.0% as of December 31, 2003.

Lowering the expected long-term rate of return on our Qualified Plan assets by 0.5% (from 9.0% to 8.5%) would have increased our fiscal 2003 pension cost by $67,000. Lowering the discount rate and salary increase assumptions by 0.5% would have increased our fiscal 2003 pension cost by $187,000.

The value of our Qualified Plan assets increased from $12.7 million at December 31, 2002 to $17.2 million at December 31, 2003. The investment performance returns and declining discount rates have increased the under funding in our Qualified Plan, net of accumulated benefit obligations from $892,000 at December 31, 2002 to an underfunding of $1.6 million at December 31, 2003. As a result of this decline in funded status of our Qualified Plan, we expect that based on our actuarial assumptions that we will continue to make cash contributions to the Qualified Plan in the range of $3.0 million for at least the next three years.

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

Recent Accounting Pronouncements Affecting the Company

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinues the practice of amortizing goodwill and intangible assets with indefinite lives and initiates an annual review for impairment of these assets. As this promulgation relates to the Company, it is effective on January 1, 2002. The Company did not have any impairment in the carrying value of goodwill arising from previous acquisitions. Amortization of goodwill included in the Company’s consolidated statements of operations for the year ended December 31, 2001 was $ 245,000.

In November 2002, the FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 effective as of the first quarter of 2003 did not have a material effect on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on our results of operations or financial position. The disclosures pursuant to SFAS No. 148 may be found in Notes 1 and 14.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” which addresses consolidation of variable interest entities (“VIEs”) certain of which are also referred to as special purpose entities (“SPEs”). The FASB revised FIN 46 in December 2003. VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under the provisions of FIN 46, a company is to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses if they occur, received a majority of the VIE’s expected residual returns if they occur, or both. The implementation of FIN 46 is required for public entities at the end of the first interim period ending after March 15, 2003 if the VIE was created before February 1, 2003, with early adoption allowed, and immediately for entities created after February 1, 2003. The Company early adopted FIN 46 and has deconsolidated the Fidelity Capital Trust I at December 31, 2003 (See Note 11). The deconsolidation of Fidelity Capital Trust I did not have a material impact on our consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 was effective May 31, 2003 for all new and modified financial instruments and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could be accounted for as equity. SFAS No. 150 requires that those instruments be classified as liabilities or in some circumstances assets. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

In November 2003, the EITF reached a consensus on the disclosure provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 requires that certain quantitative and qualitative disclosures be made for certain debt securities classified as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Debt securities within the scope of EITF Issue No. 99-20, are not subject to these disclosure provisions. The disclosures are required for fiscal years ending after December 15, 2003, and accordingly the Company adopted the disclosure provisions of EITF No. 03-1 for the year ended December 31, 2003.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employees Disclosures about Pensions and Other Postretirement Benefits,” an amendment of FASB Statements No. 87, 88 and 106, to address the increasing significance of corporate pension plans to company financial statements and the call for greater transparency in financial reports. The statement requires additional disclosures, regarding plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88 and SFAS No. 106. The Company adopted the disclosure provisions of SFAS No. 132 for the year ended December 31, 2003.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE ANALYSIS OF MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 15(a)(1) hereof are included as Exhibit 13 and are incorporated hereunder.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants in the Company’s accounting and financial disclosure during 2003.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company’s website at www.fidelityfederal.com.

Directors

The Board of Directors of Fidelity Bankshares, Inc. is divided into three classes and is elected by stockholders of Fidelity Bankshares, Inc. for staggered three-year terms, or until their successors are elected and qualified. The following table sets forth certain information regarding the composition of the Board of Directors as of December 31, 2003, including their terms of office:

Name	Age	Position Held at Fidelity Bankshares, Inc.	Director Since (1)	Current Term to Expire
Vince A. Elhilow	64	Chairman of the Board, President and Chief Executive Officer	1984	2006
Keith D. Beaty	53	Director	1992	2005
Paul C. Bremer	60	Director	2000	2004
F. Ted Brown, Jr.	74	Director	1990	2004
Donald E. Warren, M.D.	76	Director	1979	2006
Karl H. Watson	62	Director	1999	2004

(1)	Reflects initial appointment to Fidelity Bankshares, Inc.’s predecessor, Fidelity Federal Savings Bank of Florida.

The principal occupations of each director and executive officer of Fidelity Bankshares, Inc. during at least the past five years is set forth below.

Directors

Vince A. Elhilow has been President of Fidelity Federal Bank & Trust since 1987 and Chief Executive Officer of Fidelity Federal Bank & Trust since 1992. In May 2002, Mr. Elhilow was appointed Chairman of the Board of Directors. Prior to his appointment as President of Fidelity Federal Bank & Trust, Mr. Elhilow was manager of the Loan Department from 1973 to 1992 and Executive Vice

President and Chief Operating Officer from 1981 to 1987. Mr. Elhilow joined Fidelity Federal Bank & Trust in January 1963 and has been a Director since 1984.

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

Karl H. Watson is President and Chief Operating Officer of the Construction Materials Division of Rinker Materials, a concrete and building materials company based in West Palm Beach. Mr. Watson has been with Rinker Materials for over 35 years. Mr. Watson was appointed to the Board of Directors on January 19, 1999.

Executive Officers who are not Directors

Richard D. Aldred serves as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Aldred has been employed by Fidelity Federal Bank & Trust for 19 years.

Joseph C. Bova serves as Executive Vice President and Lending Operations Manager. Mr. Bova has been employed by Fidelity Federal Bank & Trust for 32 years.

Robert L. Fugate serves as Executive Vice President and Banking Operations Manager. Mr. Fugate has been employed by Fidelity Federal Bank & Trust for 31 years.

Christopher H. Cook became Executive Vice President and Corporate Counsel in 1996. Prior to that time, Mr. Cook was a partner with the law firm of Brackett, Cook, Sned, Welch, D’Angio, Tucker & Farach, P.A.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Independent Auditors’ Report
•	Consolidated Statements of Financial Position, December 31, 2002 and 2003
•	Consolidated Statements of Operations, Years Ended December 31, 2001, 2002 and 2003
•	Consolidated Statements of Comprehensive Operations, Years Ended December 31, 2001, 2002 and 2003
•	Consolidated Statements of Changes in Stockholders’ equity, Years Ended December 31, 2001, 2002 and 2003
•	Consolidated Statements of Cash Flows, Years Ended December 31, 2001, 2002 and 2003
•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	3.1	Certificate of Incorporation of Fidelity Bankshares, Inc.***

	3.2	Bylaws of Fidelity Bankshares, Inc.***

	4.1	Form of Indenture with respect to Fidelity Bankshares, Inc.’s 8.375% Junior Subordinated Deferrable Interest*

	4.2	Form of Indenture with respect to Floating Rate Junior Subordinated Debt Securities due 2034

	10.1(a)	Employment Agreement between Fidelity Bankshares, Inc. and Vince A. Elhilow

10.1(b)	Employment Agreement between Fidelity Federal Bank & Trust and Vince A. Elhilow

10.2(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Richard D. Aldred

10.2(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Richard D. Aldred

10.3(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Robert Fugate

10.3(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Robert Fugate

10.4(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Joseph Bova

10.4(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Joseph Bova

10.5(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Christopher H. Cook

10.5(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Christopher H. Cook

10.6	Recognition and Retention Plan for Employees**

10.7	Recognition Plan for Outside Directors**

13	Consolidated Financial Statements

14	Code of Ethics

21	Subsidiaries of the Registrant

23	Accountant’s Consent to incorporate financial statements in Form S-8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).

**	Filed as exhibits to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, filed with the Securities and Exchange Commission on December 12, 1996 (Registration No. 333-17737).

***	Filed as exhibits to the Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission. (Registration No. 333-53216).

****	Filed as an Exhibit to the Company Annual Report on Form 10-K for the year ended December 31, 2001.

(b)	Reports on Form 8-K:

On October 22, 2003, the Company filed a current Report on Form 8-K, Item 12., Results of Operations and Financial Condition, in which it announced its September 30, 2003 financial results. On December 22, 2003, the Company filed a current Report on Form 8-K, Item 5., Other Events for the purpose of announcing the sale of $22 million in trust preferred securities by a special purpose trust.

(c)	The exhibits listed under (a)(3) above are filed herewith.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANKSHARES, INC.

Date: March 9, 2004	By:	/s/ Vince A. Elhilow
Vince A. Elhilow, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vince A. Elhilow	By:	/s/ Richard D. Aldred
	Vince A. Elhilow, Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)		Richard D. Aldred, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	Date: March 9, 2004		Date: March 9, 2004

By:	/s/ Paul C. Bremer	By:	/s/ F. Ted Brown, Jr.
	Paul C. Bremer, Director		F. Ted Brown, Jr., Director

	Date: March 9, 2004		Date: March 9, 2004

By:	/s/ Donald E. Warren, M. D.	By:	/s/ Karl H. Watson
	Donald E. Warren, M.D., Director		Karl H. Watson, Director

	Date: March 9, 2004		Date: March 9, 2004

By:	/s/ Keith D. Beaty, Director Keith D. Beaty, Director
Keith D. Beaty, Director

Date: March 9, 2004

EXHIBIT INDEX

3.1		Certificate of Incorporation of Fidelity Bankshares, Inc.***

3.2		Bylaws of Fidelity Bankshares, Inc.***

4.1		Form of Indenture with respect to Fidelity Bankshares, Inc.’s 8.375% Junior Subordinated Deferrable Interest*

4.2		Form of Indenture with respect to Floating Rate Junior Subordinated Debt Securities due 2034

10.1	(a)	Employment Agreement between Fidelity Bankshares, Inc. and Vince A. Elhilow

10.1	(b)	Employment Agreement between Fidelity Federal Bank & Trust and Vince A. Elhilow

10.2	(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Richard D. Aldred

10.2	(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Richard D. Aldred

10.3	(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Robert Fugate

10.3	(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Robert Fugate

10.4	(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Joseph Bova

10.4	(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Joseph Bova

10.5	(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Christopher H. Cook

10.5	(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Christopher H. Cook

10.6		Recognition and Retention Plan for Employees**

10.7		Recognition Plan for Outside Directors**

13		Consolidated Financial Statements

14		Code of Ethics

21		Subsidiaries of the Registrant

23		Accountant’s Consent to incorporate financial statements in Form S-8

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).

**	Filed as exhibits to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, filed with the Securities and Exchange Commission on December 12, 1996 (Registration No. 333-17737).

***	Filed as exhibits to the Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission. (Registration No. 333-53216).

****	Filed as an Exhibit to the Company Annual Report on Form 10-K for the year ended December 31, 2001.