Form 10-Q
period 2004-03-31
FIDELITY BANKSHARES INC
filed 2004-05-07
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


[|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from  _________________to___________________

         Commission File Number   0-29040 ____________________________________
                                  --------
                            Fidelity Bankshares, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           65-0717085
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

205 Datura Street, West Palm Beach, Florida                         33401
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code.)

                                 (561) 803-9900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No

SEC 1296  (1-04)  Potential  persons  who are to  respond to the  collection  of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements..................................................1

        Unaudited Condensed Consolidated Statements of Financial Condition as of
           December 31, 2003 and March 31, 2004................................2

         Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2004................................3

         Unaudited Condensed Consolidated Statements of Comprehensive Operations
           for the three months ended March 31, 2003 and 2004..................4

         Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2004...............................5

         Notes to Unaudited Condensed Consolidated Financial Statements........6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............17

Item 4.  Controls and Procedures..............................................23

PART II. OTHER INFORMATION....................................................24

 Item 1. Legal Proceedings....................................................24

 Item 2. Changes in Securities................................................25

 Item 3. Default Upon Senior Securities.......................................25

 Item 4. Submissions of matters to a Vote of Security.........................25

 Item 5. Other Information....................................................25

 Item 6. Exhibits and Reports on Form 8-K.....................................25

EXHIBITS

         Section 302 Certification

         Section 906 Certification

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                               December 31,        March 31,
                                                                                                   2003              2004
                                                                                          ========================================
ASSETS                                                                                   (In thousands, except share and per share
                                                                                            data)
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................                $    76,090          $   109,739
     Interest-earning deposits................................................                     33,797              192,170
                                                                                              -----------          -----------
         Total cash and cash equivalents......................................                    109,887              301,909
                                                                                              -----------          -----------
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                    122,731              143,293
     Mortgage-backed securities...............................................                    471,228              360,961
                                                                                              -----------          ------------
         Total assets available for sale......................................                    593,959              504,254
LOANS RECEIVABLE, Net.........................................................                  2,191,696            2,280,624
OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                     73,553               75,083
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                     13,322               13,055
REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS................................                         -                    17
ACCRUED INTEREST RECEIVABLE...................................................                     11,127               11,001
DEFERRED INCOME TAX ASSET.....................................................                      7,598                5,561
OTHER ASSETS                                                                                       47,080               49,282
                                                                                              -----------          -----------
TOTAL ASSETS                                                                                  $ 3,048,222          $ 3,240,786
                                                                                              ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................                $ 2,460,101          $ 2,641,322
OTHER BORROWED FUNDS..........................................................                     42,089               38,829
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................                    264,561              261,107
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                      2,816                9.351
DRAFTS PAYABLE................................................................                        202                  807
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES...........................................                     52,320               52,320
OTHER LIABILITIES.............................................................                     41,624               44,366
                                                                                              -----------          -----------
     TOTAL LIABILITIES........................................................                  2,863,713            3,048,102
                                                                                              -----------          -----------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                          -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     15,024,648 shares issued at December 31, 2003 and 15,070,258 shares issued at                  1,502                1,507
March 31, 2004................................................................
ADDITIONAL PAID IN CAPITAL....................................................                    106,392              105,369
RETAINED EARNINGS - substantially restricted..................................                     89,793               95,755
TREASURY STOCK - at cost, 314,694 shares at December 31, 2003 and
     297,706 shares at March 31, 2004.........................................                     (1,794)              (1,741)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan............................................                     (4,257)              (4,169)
     Recognition and retention plan...........................................                     (4,410)              (4,032)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                     (2,717)                  (5)
                                                                                              ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY...............................................                     184,509              192,684
                                                                                              ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................                $  3,048,222       $    3,240,786
                                                                                              =============      ==============

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 For the
                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                           2003              2004
                                                                                  ====================================
                                                                                  (In Thousands, except per share data)
Interest income:
     Loans.............................................................              $   31,881            32,759
     Investment securities.............................................                     397               568
     Other investments.................................................                     524               286
     Mortgage-backed and corporate debt securities.....................                   2,029             4,449
                                                                                        -------            ------
         Total interest income.........................................                  34,831            38,062
                                                                                        -------            ------
Interest expense:
     Deposits..........................................................                   9,428             9,373
     Advances from Federal Home Loan Bank and other borrowings.........                   4,618             4,776
                                                                                        -------             -----
         Total interest expense........................................                  14,046            14,149
                                                                                        -------            ------

Net interest income....................................................                  20,785           23,913

Provision for loan losses..............................................                     790              596
                                                                                        -------           ------

Net interest income after provision for loan losses....................                  19,995           23,317
                                                                                        -------           ------
Other income:
     Service charges on deposit accounts...............................                   1,902            2,839
     Fees for other banking services...................................                   2,294            2,672
     Net gain on sale of loans.........................................                   2,559              105
     Net gain on sale of Investments...................................                       -              587
     Miscellaneous.....................................................                     256              260
                                                                                        -------           ------
         Total other income............................................                   7,011            6,463
                                                                                        -------           ------
Operating expense:
     Employee compensation and benefits................................                  11,096           11,944
     Occupancy and equipment...........................................                   3,416            4,010
     (Gain)/loss on real estate owned and other repossessed assets.....                      63               (8)
     Marketing.........................................................                     497              589
     Federal deposit insurance premium.................................                      77               90
     Miscellaneous.....................................................                   3,511            3,841
                                                                                        -------           ------
         Total operating expense.......................................                  18,660           20,466
                                                                                        -------           ------

Income before provision for income taxes...............................                   8,346            9,314
                                                                                        -------           ------
Provision for income taxes:
     Current...........................................................                   2,960            3,324
     Deferred..........................................................                     269              303
                                                                                        -------           ------
         Total provision for income taxes..............................                   3,229            3,627
                                                                                        -------           ------

              Net income...............................................                $  5,117          $ 5,687
                                                                                        =======           ======

Earnings per share:
     Basic.............................................................                $   0.36          $  0.39
                                                                                       =======           =======
     Diluted...........................................................                $   0.35          $  0.38
                                                                                       =======           =======

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                                  For the
                                                                             Three Months Ended
                                                                                  March 31,
                                                                             2003             2004
                                                                      ===============================
                                                                               (In Thousands)


Net Income..............................................................    $ 5,117       $  5,687
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on assets available for sale:
         Unrealized holding gains (losses) arising during period........       (651)         2,712
                                                                              ------      --------

Comprehensive income................................................ ...    $ 4,466       $  8,399
                                                                             =======       =======


See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                      2003              2004
                                                                                  ==========================
                                                                                              (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $  5,117          $  5,687
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................                 985             1,430
   ESOP and recognition and retention plan compensation expense........                 599               697
   Accretion of discounts, amortization of premiums and goodwill, and                  (638)             (475)
    other deferred yield items.........................................
   Provision for loan losses...........................................                 790               596
   Provisions for losses and net (gains) losses on sales of real estate
         owned and other repossessed assets............................                   -                (8)
   Net (gain) loss on sale of:
         Loans.........................................................              (2,559)             (105)

         Mortgage-backed securities....................................                   -              (587)
         Office properties and equipment...............................                   -                 7
   Decrease (increase) in accrued interest receivable..................                (688)              126
   Increase in other assets............................................              (4,106)           (2,229)
   Decrease in drafts payable..........................................               4,182               605
   Decrease in deferred income taxes...................................                (147)              303
   Increase in other liabilities.......................................               7,774             2,750
                                                                                   --------          --------
         Net cash provided by operating activities.....................              11,309             8,797
                                                                                   --------          --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................             (91,387)          (88,243)
Principal payments received on mortgage-backed securities..............              29,902            47,626
Purchases of:
   Loans...............................................................             (12,231)           (8,523)
   Mortgage-backed securities..........................................            (270,201)          (48,581)
   Federal Home Loan Bank stock........................................                (955)           (2,511)
   Investment securities...............................................             (40,000)          (20,162)
   Office properties and equipment.....................................              (1,751)           (2,983)
Proceeds from sales of:
   Loans...............................................................              86,431             8,329

   Federal Home Loan Bank stock........................................                   -             2,778
   Real estate and other assets acquired in settlement of loans........                   -                35


   Mortgage-backed securities available for sale.......................                   -           115,394
Proceeds from maturities of municipal bonds and government and agency                79,000                 -
securities
Other..................................................................                 252               436
                                                                                   --------          --------
         Net cash used for investing activities........................            (220,940)            3,595
                                                                                   --------          --------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of stock options,                   108                45
net of issuance costs..................................................
Purchase of treasury stock.............................................                 (10)                -
Cash dividends paid....................................................              (1,437)           (1,457)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................             240,152           189,651
   Certificates of deposit.............................................             (10,419)           (8,430)
   Advances from Federal Home Loan Bank................................              21,595            (3,454)
   Other borrowed funds................................................             (10,307)           (3,260)
   Advances by borrowers for taxes and insurance.......................               3,413             6,535
                                                                                   --------          --------
         Net cash provided by financing activities.....................             243,095           179,630
                                                                                   --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................              33,464           192,022
CASH AND CASH EQUIVALENTS, Beginning of period.........................             129,666           109,887
                                                                                   --------          --------
CASH AND CASH EQUIVALENTS, End of period...............................            $163,130          $301,909
                                                                                   ========          ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   GENERAL

The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Bank & Trust (the "Bank") conform to accounting principles generally accepted in the United States of America and to predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2003 Annual Report on Form 10-K.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on the Company's results of operations or financial position. The disclosures pursuant to SFAS No. 148 may be found in
Note 2.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which addresses consolidation of variable interest entities ("VIEs") certain of which are also referred to as special purpose entities ("SPEs"). The FASB revised FIN 46 in December 2003. VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under the provisions of FIN 46, a company is to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. The implementation of FIN 46 is required for public entities at the end of the first interim period ending after March 15, 2004 if the VIE was created before February 1, 2003, with early adoption allowed, and immediately for entities created after February 1, 2003. The Company early adopted FIN 46 and has deconsolidated the Fidelity Capital Trust I at December 31, 2003. The deconsolidation of Fidelity Capital Trust I did not have a material impact on the Company's consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 was effective May 31, 2003 for all new and modified financial instruments and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS No. 150 requires that those instruments be classified as liabilities or in some circumstances assets. In November 2003, the FASB indefinitely deferred the effective date for the classification and measurement provisions of certain mandatorily redeemable noncontrolling interests under SFAS No. 150. The adoption of this statement did not have a material impact on the Company's results of operations or financial conditions.

In November 2003, the EITF reached a consensus on the disclosure provisions of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." EITF No. 03-1 requires that certain quantitative and qualitative disclosures be made for certain debt securities classified as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Debt securities within the scope of EITF Issue No. 99-20, are not subject to these disclosure provisions. The disclosures are required for fiscal years ending after December 15, 2003, and accordingly the Company has adopted the disclosure provisions of EITF No. 03-1 for the year ended December 31, 2003.

In December 2003, the FASB Issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employees Disclosures about Pensions and Other Postretirement Benefits," an amendment of FASB Statements No. 87, 88 and 106, to address the increasing significance of corporate pension plans to company financial statements and the call for greater transparency in financial reports. The statement requires additional disclosures, regarding plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88 and SFAS No. 106. The Company has adopted the disclosure provisions of EITF No. 03-1 for the year ended December 31, 2003.

Certain amounts in the financial statements have been reclassified to conform with the March 31, 2004 presentation.

2.   STOCK OPTION PLANS

At March 31, 2004, the Company has three stock-based compensation plans. The Company accounts for these plans using the intrinsic value method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                                                    For the
                                                                                Three Months Ended
                                                                                    March 31,
                                                                              2003             2004
                                                                          ============================
                                                                                  (In Thousands)
Net Income, as reported...................................................  $   5,117       $  5,687
    Add: Total stock-based employee compensation expense included
      in reported net earnings, net of related tax effects................        259            230
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects..........................       (384)          (479)
                                                                               -------       --------

Pro forma net income......................................................  $   4,992       $  5,438
                                                                             ==========     =========

    Basic - as reported................................................          0.36           0.39
    Basic - pro forma..................................................          0.35           0.37

    Diluted - as reported..............................................          0.35           0.38
    Diluted - pro forma................................................          0.34           0.36


3.   LOANS RECEIVABLE

Loans receivable at December 31, 2003 and March 31, 2004, consist of the following:

                                                                              December 31,       March 31,
                                                                                2003               2004
                                                                            ==============   ==============
                                                                                        (In Thousands)

One-to-four single family, residential real estate mortgages.........         $1,002,573        $1,016,989
Commercial and multi-family real estate mortgages....................            753,890           785,814
Real estate construction-primarily residential.......................            470,016           483,703
Land loans-primarily residential.....................................             36,660            44,396
                                                                              ----------        ----------
Total first mortgage loans...........................................          2,263,139         2,330,902
Consumer loans.......................................................            185,450           190,984
Commercial business loans............................................            131,292           133,174
                                                                              ----------        ----------
Total gross loans....................................................          2,579,881         2,655,060
Add/(deduct):
     Undisbursed portion of loans in process.........................           (374,974)         (360,507)
     Unearned discounts, premiums and deferred loan fees (costs), net              2,092            (2,277)
     Allowance for loan losses.......................................            (11,119)          (11,652)
                                                                              -----------       -----------
Loans receivable-net.................................................         $2,191,696         $2,280,624
                                                                              ==========         ==========

During the quarter ended March 31, 2004, the Company sold $8.2 million in loans, which resulted in net gains of approximately $105,000. The Company has initiated a loan sales program to provide additional non interest income, reduce interest rate risk and as a capital management tool. At March 31, 2004, the Company held $1.2 million in loans available for sale.

4.   ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 2003 and the three month periods ended March 31, 2003 and 2004, is as follows:


                                            For the Year               For the Three Months
                                               Ended                          Ended
                                            December 31,                    March 31,
                                                2003                    2003           2004
                                         ====================      ==========================
                                           (In Thousands)                (In Thousands)

Balance at beginning of period......        $      8,318              $ 8,318         $ 11,119

Current provision...................               3,122                  790              596

Charge-offs.........................                (322                  (72)             (67)
Recoveries..........................                   1                    -                4
                                            ------------             -----------    -----------

Ending balance......................        $     11,119              $ 9,036        $  11,652
                                            ============             ===========    ===========


An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                    December 31, 2003             March 31, 2004
                                                                =====================================================

                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance       Balance      Allowance
                                                                ------------- ------------- -------------- -------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  3,508      $    598      $  3,398       $    538
Loans without related allowance for loan losses.............        9,162             -         9,295              -
                                                                 --------      --------      --------       --------
         Total..............................................     $ 12,670      $    598      $ 12,693       $    538
                                                                 ========      ========      ========       ========

The Bank's policy for interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent and cease accruing interest thereafter. Such interest ultimately collected is credited to income in the period of recovery.
                                       8

5.   DEPOSITS

The weighted-average interest rates on deposits at December 31, 2003 and March 31, 2004 were 1.51% and 1.49%, respectively. Deposit accounts, by type at December 31, 2003 and March 31, 2004 consist of the following:

                                                                  December 31,     March 31,
                        Account Type and Rate                         2003           2004
                                                                  ========= ==============
                                                                        (In Thousands)

Non-interest-bearing checking accounts.....................       $  294,358      $339,255
Interest-bearing checking and funds transfer accounts......          566,028       612,861
Passbook and statement accounts............................          615,972       666,019
Variable-rate money market accounts........................          297,864       345,738
Certificates of deposit....................................          685,879       677,449
                                                                  ----------    ----------

Total......................................................       $2,460,101    $2,641,322
                                                                  ==========    ==========

6.   REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                        -- ---------- ------------ -------------- ------------- ------------- --------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                        -- ---------- ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)
As of December 31, 2003 Stockholders'
     Equity and ratio to total assets          7.2%     $  220,528
                                          ========
Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                        1,060
Goodwill.............................                       (5,615)
Disallowed servicing assets..........                         (124)
                                                        ---------
Tangible capital and ratio to
     adjusted total assets...........          7.1%     $  215,849       1.5%       $  45,630
                                          ========      ==========    ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.1%     $  215,849       3.0%       $  91,259        5.0%       $ 152,099
                                          ========      ==========    ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.3%     $  215,849       4.0%       $  83,790        6.0%       $ 125,685
                                          ========                    ======        =========     ======        =========
Allowable Tier 2 capital:
General loan valuation allowances ...                       10,149
                                                        ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         10.8%     $  225,998       8.0%       $ 167,580       10.0%       $ 209,475
                                          ========      ==========    ======        =========     ======        =========
Total assets.........................                   $3,045,981
                                                        ==========
Adjusted total assets................                   $3,041,980
                                                        ==========
Risk-weighted assets.................                   $2,094,753
                                                        ==========

As of March 31, 2004 Stockholders'
     Equity and ratio to total assets          7.1%     $  229,583
                                          ========
Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                       (1,652)
Goodwill.............................                       (5,559)
Disallowed servicing assets..........                         (123)
                                                        ----------
Tangible capital and ratio to
     adjusted total assets...........          6.9%     $  222,249       1.5%       $  48,449
                                          ========      ==========    ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          6.9%     $  222,249       3.0%       $  96,898        5.0%       $ 161,496
                                          ========      ==========    ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.2%     $  222,249       4.0%       $  87,399        6.0%       $ 131,099
                                          ========      ==========    ======        =========     ======        =========
Allowable Tier 2 capital:
General loan valuation allowances ...                       10,749
                                                        ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         10.7%     $  232,998       8.0%       $ 174,798       10.0%       $ 218,498
                                          ========      ==========    ======        =========     ======        =========
Total assets.........................                   $3,238,312
                                                        ==========
Adjusted total assets................                   $3,229,922
                                                        ==========
Risk-weighted assets.................                   $2,184,981
                                                        ==========

7.   EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the stock options, for the three months ended March 31, 2003 are as follows:

                                                                      For the Three Months Ended
                                                                           March 31, 2003
                                                               ---------------------------------------
                                                                  Income          Shares       Per-Share
                                                                 Numerator     Denominator       Amount
                                                               ========================================
Net income.................                                    $ 5,117,000
Basic EPS:
Mortgage loans.............
Income available to
     common stockholders...                                    $  5,117,000     14,388,549    $     0.36
                                                               ============                   ==========
Effect of diluted shares:
     Common stock options..                                                       124,286
                                                                                  -------
Diluted EPS:
Income available to
     common stockholders...                                    $  5,117,000     14,512,835    $     0.35
                                                               ============     ==========    ==========

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the Bank's stock options for the three months ended March 31, 2004, are as follows:

                                                                     For the Three Months Ended
                                                                           March 31, 2004
                                                               ---------------------------------------
                                                                  Income          Shares       Per-Share
                                                                 Numerator     Denominator       Amount
                                                               ========================================
Net income.................                                    $  5,687,000
Basic EPS:
Mortgage loans.............
Income available to
     common stockholders...                                    $  5,687,000     14,618,229    $     0.39
                                                               ============                   ==========
Effect of diluted shares:
     Common stock options..                                                       341,978
     MRP shares............                                                       156,295
                                                                                  -------
Diluted EPS:
Income available to
     common stockholders...                                    $  5,687,000     15,121,711    $     0.38
                                                               ============     ==========    ==========

ESOP shares that have not been committed to be released are not considered to be outstanding.

8.   OTHER COMPREHENSIVE INCOME (LOSS)

An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended March 31, 2003 and 2004, is as follows:

                                                                              For the Three         For the Three
                                                                              Months Ended           Months Ended
                                                                             March 31, 2003         March 31, 2004
                                                                            ----------------       ---------------
                                                                               Unrealized             Unrealized
                                                                                 Losses                 Losses
                                                                              On Securities          On Securities
                                                                            ==========================================
                                                                                          (In Thousands)

  Beginning Balance..................................................         $  (3,535)                $ (2,717)
  Current-period change..............................................              (651)                   2,712
                                                                                   -----                   -----
  Ending balance.....................................................         $  (4,186)                 $   (5)
                                                                                  ======                   =====

An analysis of the related tax effects allocated to Other  Comprehensive  Income
(Loss) is as follows:

                                                For the Three Months Ended           For the Three Months Ended
                                                      March 31, 2003                       March 31, 2004
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

Unrealized gain (loss) on assets available for sale:
 Unrealized holding gains
     (losses) arising
     during period........................... $(1,067)   $   416    $  (651)       $ 5,033    $(1,963)   $ 3,070
Reclassification adjustment
     for (gains) losses
     realized in net income.................       -          -          -            (587)       229       (358)
                                              --------   --------   --------       -------    --------   --------
Other comprehensive income (loss)...........  $(1,067)   $   416    $  (651)       $ 4,446    $(1,734)   $ 2,712
                                              =========  ========   =========      ========   =========  ========

9.             CONTINGENCIES

The Company is subject to various claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, the disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Other Comprehensive Operations.

The Company's only component of Other Comprehensive Operations for the three months ended March 31, 2004 and 2003 is the change in the unrealized gain or loss on assets available for sale.

Other comprehensive income for the quarter ended March 31, 2004 was $2.7 million compared to other comprehensive loss of $651,000 for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, the market value of the Company's assets available for sale increased by $4.4 million, which net of income tax benefit of $1.7 million resulted in other comprehensive income of $2.7 million. During the quarter ended March 31, 2003, the value of the Company's assets available for sale decreased by $1.1 million which net of $416,000 in income tax benefit resulted in other comprehensive loss of $651,000.

Changes in Financial Condition.

The Company's assets increased by $192.6 million to $3.24 billion at March 31, 2004 from $3.05 billion at December 31, 2003. Cash and assets available for sale increased by $102.3 million, while net loans receivable increased by $88.9 million. All other assets increased by $1.4 million. Funds were provided for these increases in assets by an increase in deposits of $181.2 million, an increase in all other liabilities of $3.2 million and an increase in equity of $8.2 million. The increase in equity is primarily due to net income of $5.7 million, net of dividends declared, and an increase in unrealized increase in market value of assets available for sale.

Results of Operations.

Net income for the quarter ended March 31, 2004 was $5.7 million, an increase of $570,000 when compared to $5.1 million for the quarter ended March 31, 2003. While net interest income after provision for loan losses increased by $3.3 million, this increase was partially offset by a decline in other income of $548,000 and increases in operating expense of $1.8 million, together with an increase in the provision for income taxes of $398,000.

Interest Income.

Interest income for the quarter ended March 31, 2004 increased by $3.2 million to $38.1 million, representing an increase of 9.3% when compared to the same quarter in 2003. Interest income from loans increased by $878,000. Although the average balance of loans during the quarter ended March 31, 2004 increased by $273.1 million, an increase of 14.0% compared to the same quarter in 2003, to $2.2 billion, this was offset by a decline in interest rates on loans. Interest income on securities increased by $2.6 million during the quarter ended March 31, 2004 to $5.0 million, an increase of 106.8% compared to the quarter ended March 31, 2003. This increase is attributable to an increase of 110.9% in the average balance of the Company's investments.

Interest Expense.

Interest expense for the quarter totaled $14.1 million, an increase of $103,000 compared to the quarter ended March 31, 2003. Interest expense on deposits declined by $55,000 during the quarter ended March 31, 2004 compared to the same quarter in 2003. While the average balance of deposits increased by $506.9 million, or 25.3%, to $2.5 billion, this increase was offset by a decline in the cost of these deposits to 1.50% during the quarter ended March 31, 2004, compared to 1.89% during the quarter ended March 31, 2003. The decline in the cost of deposits is principally due to the increase in the Company's core deposits, consisting of lower costing checking, savings and money market accounts, to 74.4% of all the company's deposits at March 31, 2004 compared to 64.4% at March 31, 2003. The increase in interest expense on borrowings of $158,000 is attributable to interest expense on the Company's subordinated debentures, issued in connection with the Company's December, 2003, issuance of $22.0 million in trust preferred securities.

Net Interest Income.

Net interest income for the quarter ended March 31, 2004 increased by $3.1 million to $23.9 million compared to the quarter ended March 31, 2003. This increase was due to the Company's $3.2 million increase in interest income, reduced by the $103,000 increase in interest expense.

Provision for Loan Losses.

The provision for loan losses was $596,000 for the quarter ended March 31, 2004 compared to $790,000 for the quarter ended March 31, 2003. The provision for loan losses is deemed by management to be adequate, considering the risks inherent in the Bank's loan portfolio. The ratio of valuation allowances to net loans receivable at March 31, 2004 and December 31, 2003 was 0.51% compared to 0.46% at March 31, 2003.

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

Other Income.

Other income for the quarter ended March 31, 2004 was $6.5 million, reflecting a $548,000 decline from $7.0 million for the quarter ended March 31, 2003. Income from service charges on deposit accounts increased by $937,000 as a result of the increase in the Bank's core deposits. There was an increase in fees for other banking services which reflects increased commissions on insurance policy sales and appraisal fees of $378,000. The Company had gains on the sales of securities of $587,000 during the quarter ended March 31, 2004 for which there were no comparable sales during the same quarter in 2003. Offsetting these increases was a decline on income from loan sales of $2.5 million in the quarter ended March 31, 2004, compared to 2003. During the quarter ended March 31, 2003 the Bank sold a $50 million pool of loans which resulted in a gain of $1.5 million. There was no such comparable sale in 2004. In addition, the Company experienced a decline in other loan sales, much of which is attributable to a decline in production of 30 year fixed rate loans, which were being sold to minimize interest rate risk in the event of an increasing rate environment.

Operating Expense.

Operating expense increased by $1.8 million to $20.5 million during the quarter ended March 31, 2004 compared to the same quarter in 2003. Of this amount, $594,000 relates to increased occupancy and equipment costs, reflecting the Company's continued branch office and franchise expansion. Salaries and benefits increased by $848,000, or 7.6%, which includes the additional personnel to staff the branches as well as normal compensation increases. The increase of $330,000 in miscellaneous expense reflects increased costs for telephone, utilities, office supplies, general insurance costs and armored car services to serve the Bank's increased number of loan and deposit customers.

Income Taxes.

The income tax provision was $3.6 million for the quarter ended March 31, 2004 compared to $3.2 million for the quarter ended March 31, 2003. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income. Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of March 31, 2004, the Company does not own any trading assets other than $1.3 million of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At March 31, 2004, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

We monitor interest rate risk by various methods, including "gap" analysis and analyzing changes in the net present value of our assets, liabilities and off-balance sheet items (our net portfolio value or "NPV") which analysis, is reviewed with the Board of Directors on a quarterly basis. We use an internal model that generates estimates of our NPV over a range of interest rate scenarios. The model calculates NPV essentially by discounting the cash flows from our assets and liabilities to present value using current market rates, and adjusting those discount rates accordingly for various interest rate scenarios.

The following table sets forth our estimated internal calculations of NPV as of March 31, 2004, for instantaneous and parallel shifts in the yield curve in 100 basis point increments up and down. Due to the low interest rate environment that existed at March 31, 2004, an analysis of a 200 basis point downward shift in interest rates is not shown.

       Changes in Rates                  Market Value of Portfolio Equity
         (Rate Shock)               $  Amount        $ Change         % Change
         ============             =============================================
                                                 (Dollars in Thousands)

   +200bp                           $ 321,074        $ (76,665)         (19.3)%

   +100bp                             361,079          (36,660)         ( 9.2)%
     -0-                              397,739                0            0.0%
   -100bp                             371,105          (26,634)          (6.7)%


Fidelity Federal Bank & Trust's internal calculation of NPV at December 31, 2003 shows the negative effects of rate caps and floors in certain interest earning assets and particularly interest bearing liabilities in both rising and falling interest rate scenarios. As shown in the previous table, NPV was negatively affected in both rising and falling rate scenarios as a result of these interest rate caps and floors. In preparing the NPV table above, we have estimated prepayment rates for our loans ranging from 8% to 30%, depending on the interest rate scenario and loan type. These rates are management's best estimate based on prior repayment experience.

In preparing the NPV table above, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include loan prepayment rates, deposit decay rates and market values of certain assets and liabilities under the various interest rate scenarios. While management believes these assumptions to be reasonable there can be no assurance that our assets and liabilities would be impacted as indicated in the table above. Certain shortcomings are inherent in any methodology used in interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may or may not reflect how actual yields and costs respond to changes in market rates. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels may possibly deviate significantly from those assumed in calculating the above table. Management has also made estimates of fair value discount rates that it believes to be reasonable. However, due to the fact that there is no quoted market for many of the assets and liabilities, management has no definitive basis to determine whether the fair values presented would be indicative of the value negotiated in an actual sale.

Accordingly, while the above table provides an estimate of the Bank's interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on the Bank's NPV and net interest income, as actual results may vary.

Under OTS risk-based capital regulations, savings associations are required to calculate the NPV. These calculations are based upon data concerning interest-earning assets, interest-bearing liabilities and other rate sensitive assets and liabilities provided to the OTS on schedule CMR of the quarterly

Thrift Financial Report. Commencing September 30, 1994, for purposes of measuring interest rate risk, the OTS began using the NPV calculations which essentially discount the cash flows from an institution's assets and liabilities to present value, using current market rates. There are differences between the Bank's internal assumptions used to calculate the previously presented NPV and those used by the OTS. For example, the Bank's internally calculated decay rates for certain NOW, passbook and money market accounts produces an average expected life for these instruments which is longer than the average expected life using the OTS standard assumptions for these same instruments. Accordingly, the Bank's previously presented NPV calculations are not representative of those that would be produced by the OTS.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company's cumulative one-year interest rate sensitivity gap at March 31, 2004 was a positive 22.19%.


                                                                          More Than One    More Than Three
                                     Within Three        Four to Twelve   Year to Three    Years to Five     Over Five
                                         Months             Months           Years            Years            Years
                                     ---------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)

Interest-earning assets (1):
   Residential mortgage loans: (2)
     Fixed rate........................  $  56,397      $  125,057        $ 230,082          $  138,144      $ 187,111
     Adjustable rate...................    100,500         189,270          128,641             142,518             --

   Commercial mortgage loans: (2)
     Fixed rate........................      9,946          19,447           26,332              14,036         16,556

     Adjustable rate...................    220,926         358,293            3,873               3,884             --
   Other loans (2)
         Fixed rate....................     15,940          22,061           31,218              10,062          6,053
     Adjustable rate...................    219,837          17,345               --                  --             --
   Mortgage-backed securities
     Fixed rate........................      8,331          23,326           41,848              24,947          32,171
     Adjustable rate...................    147,946          13,560           26,265              24,625          17,141
   Municipal bonds and government and
   agency securities - fixed rate......        --            5,255          117,110                  --          20,162
 Other interest earning assets -
      adjustable                         $  205,224              --              --                  --              --
                                         ==========        ========        =========           =========        ========
           Total                            985,047        773,614        $ 605,369           $ 325,216        $ 279,194
                                         ==========        ========        =========          ==========        ========

Interest-bearing liabilities
   Deposits: (3)
   Checking and funds transfer accounts  $   49,690       $154,349        $ 224,186           $ 112,932        $ 382,983
   Passbook accounts.................        31,521        109,357          182,471              96,096          246,574
   Money market accounts.............        30,699         99,294          119,848              45,874           66,216
   Certificate accounts (4)..........       105,478        359,753          168,152              44,067               --
Borrowings: (4)......................        64,743         34,800          152,518              70,419           29,776
                                           ---------       --------        --------           ---------        ---------

                  Total                  $  282,131       $757,553          847,175             369,387        $ 725,549
                                          ==========      ========         ========           =========        =========

Excess (deficiency) of interest-earning
     assets over interest-bearing
     liabilities.....................    $  702,916       $ 16,061        $(241,806)            (11,171)        (446,355)
                                         ==========       ========        ==========          =========        =========

Cumulative excess of interest-earning
     assets over interest-bearing
     liabilities.....................    $  702,916       $718,977        $ 477,171          $ 466,000         $  19,645
                                          =========       =========         =======          =========         =========

  Cumulative excess of interest-earning
      assets over interest-bearing liabilities
      as a percent of total assets            21.69%         22.19%           14.72%             14.38%             0.61%
                                              =====          =====            =====              =====              ====

(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a 20% prepayment rate.
(2) Balances are shown net of loans in process and are not adjusted for premiums, discounts, reserves and unearned fees.
(3) All of the Company's non-certificate deposits are generally subject to immediate withdrawal. However, management considers a significant portion of these accounts to be core deposits having longer effective maturities based on the Company's actual retention of such deposit accounts in various interest rate environments. In the year 2001, we contracted with a third-party consultant to perform an analysis of the core deposit accounts to obtain an estimate of the actual deposit balance trends over various interest rates scenarios over the previous five years. We then used the information obtained to provide a forecast of future balance trends. We then used the information obtained to provide a forecast of future balance trends. Management does not feel that the deposit trends have changed materially since 2001.
(4) Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.

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

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 12.72% during the month of March 31, 2004. Liquidity ratios averaged 11.47% for the quarter ended March 31, 2004. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $192.2 million at March 31, 2004. Other assets qualifying for liquidity at March 31, 2004, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $193.6 million. For additional information about cash flows from the Company's operating, financing and investing activities, see Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2004, the Bank had $261.1 million in advances from the FHLB. At March 31, 2004, the Bank had commitments outstanding to originate or purchase loans of $270.3 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at March 31, 2004 totaled $465.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank. Contractual Obligations and Commercial Commitments

Our long-term debt, which in the aggregate totals $313.4 million, consists of obligations to the FHLB totaling $261.1 million and $52.3 million in obligations resulting from the issuance of trust preferred securities from Fidelity Capital Trust I in January 1998 as well as Fidelity Capital Trust II in December 2003. The obligations arising from the issuance of trust preferred securities, presented as Guaranteed Preferred Beneficial Interests in Company Debentures in our balance sheet at March 31, 2004 are due in the amount of $29.6 million in January, 2028 and $22.7 million in January 2034. In addition, we have leasehold obligations totaling $16.4 million. These contractual obligations are set forth in the table below as of March 31, 2004.

The tables below summarize the Company's contractual obligations, commercial and other commitments at March 31 2004.


                                                         Less Than                                         After 5
                                          Total           1 year         1-3 Years        3-5 Years         Years
                                          ------------------------------------------------------------------------
                                                                      (In Thousands)
Long-term Debt(1)................       $313,427        $ 38,774         $152,417        $ 69,717         $ 52,519
Capital Lease Obligations........             --              --               --              --               --
Operating Lease Obligations......         16,404           1,585            3,132           2,978            8,709
                                      ----------      ----------       ----------      ----------       ----------
Total Contractual Cash Obligations    $  329,831      $   40,359         $155,549        $ 72,695         $ 61,228
                                      ==========      ==========       ==========      ==========       ==========


(1) Includes advances from the Federal Home Loan Bank and Guaranteed Preferred Beneficial Interests in Debentures.

Commercial and Other Commitments

                                                         Less Than                                         After 5
                                          Total           1 year         1-3 Years        3-5 Years         Years
                                          ------------------------------------------------------------------------
                                                                      (In Thousands)

Lines of Credit(1)...............       $183,734        $  5,068         $  9,015        $ 31,675         $137,976
Standby Letters of Credit........          8,135           7,109            1,026              --               --
Other Commercial Commitments.....        136,268         136,268               --              --               --
Other Commitments................        115,782         115,782               --              --               --
                                      ----------      ----------       ----------      ----------       ----------
Total Contractual Cash Obligations    $  443,919      $  264,227         $ 10,041        $ 31,675         $137,976
                                      ==========      ==========       ==========      ==========       ==========

(1)  Includes $145.3 million in undisbursed lines of credit.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on the Company's results of operations or financial position. The disclosures pursuant to SFAS No. 148 may be found in
Note 2.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which addresses consolidation of variable interest entities ("VIEs") certain of which are also referred to as special purpose entities ("SPEs"). The FASB revised FIN 46 in December 2003. VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under the provisions of FIN 46, a company is to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. The implementation of FIN 46 is required for public entities at the end of the first interim period ending after March 15, 2004 if the VIE was created before February 1, 2003, with early adoption allowed, and immediately for entities created after February 1, 2003. The Company early adopted FIN 46 and has deconsolidated the Fidelity Capital Trust I at December 31, 2003. The deconsolidation of Fidelity Capital Trust I did not have a material impact on the Company's consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 was effective May 31, 2003 for all new and modified financial instruments and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could be accounted for as equity. SFAS No. 150 requires that those instruments be classified as liabilities or in some circumstances assets. In November 2003, the FASB indefinitely deferred the effective date for the classification and measurement provisions of certain mandatorily redeemable noncontrolling interests under SFAS No. 150. The adoption of this statement did not have a material impact on the Company's results of operations or financial conditions.

In November 2003, the EITF reached a consensus on the disclosure provisions of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." EITF No. 03-1 requires that certain quantitative and qualitative disclosures be made for certain debt securities classified as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Debt securities within the scope of EITF Issue No. 99-20, are not subject to these disclosure provisions. The disclosures are required for fiscal years ending after December 15, 2003, and accordingly the Company has adopted the disclosure provisions of EITF No. 03-1 for the year ended December 31, 2003.

In December 2003, the FASB Issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employees Disclosures about Pensions and Other Postretirement Benefits," an amendment of FASB Statements No. 87, 88 and 106, to address the increasing significance of corporate pension plans to company financial statements and the call for greater transparency in financial reports. The statement requires additional disclosures, regarding plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88 and SFAS No. 106. The Company has adopted the disclosure provisions of EITF No. 03-1 for the year ended December 31, 2003.

Item 4.       Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

          On July 1, 2003, Fidelity Federal Bank & Trust was named as defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, has alleged that Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in its marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per violation. As a result of Kehoe's suing on behalf of a class of plaintiffs, the potential award, should Kehoe prevail, would be material. At this time, however, the size of the class has not been asserted by Kehoe. Fidelity Federal is currently in the process of drafting a response to the complaint and discovery has only recently commenced. Fidelity Federal, in consultation with counsel, has concluded that the lawsuit is without merit and Fidelity Federal intends to vigorously defend against Kehoe's claim.

          On December 31, 2003, Fidelity Federal Bank & Trust was named as defendant in two lawsuits, Kenneth A. Welt, as Chapter 7 Trustee vs. Fidelity Federal Bank & Trust. The two lawsuits have been brought by the same plaintiff in the Circuit Court in the Fifteenth Judicial Circuit in and for Palm Beach County and also in the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division. The plaintiff has alleged that the Bank knew or should have known that the bankrupt Thomas Abrams through various corporate plaintiffs, including The Phoenix Financial Group, Phoenix, Administrative Services, Inc. and Swiss Capital Management Ltd., was operating a "Ponzi Scheme". Fidelity Federal is seeking to consolidate the two lawsuits in the United States Bankruptcy Court. Fidelity Federal has filed an answer to the complaints. The plaintiff seeks (i) an accounting of all fees, commissions and other income received by the Bank as a result of Thomas Abrams' actions, and damages for such amounts, plus interest and costs in United States Bankruptcy Court,
          (ii) and seeks relief of unspecified compensatory damages, plus interest and costs in the Circuit Court. Fidelity Federal, in consultation with counsel, has concluded that the claims made by the plaintiff on behalf of the bankrupt corporation are without merit and the Bank intends to vigorously defend itself in the two suits.

          On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe

          Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged against the various defendants causes of action which arise from their investing in various Abrams entities, based upon the same factual allegations set forth in Kenneth A. Welt, as Chapter 7 Trustee vs. Fidelity Federal Bank & Trust. Fidelity Federal is named in one cause of action alleging aiding and abetting breaches of fiduciary duty. The various allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and generally offer banking services to the Abrams entities. Additionally, there are allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000.

          Fidelity Federal has not yet answered the complaint, but intends to vigorously defend itself. Fidelity Federal, in consultation with counsel, has concluded that the claims made by the plaintiffs are without merit.

Item 2    Changes in Securities and Stock Repurchases

              None.

Item 3    Default Upon Senior Securities

              Not applicable.

Item 4    Submission of Matters to a Vote of Security Holders

              None

Item 5    Other Information

              None.

Item 6    Exhibits and Reports on Form 8-K

              31.1  302 Certification

              31.2  302 Certification

              32.1  906 Certification

On January 20, 2004 the Company filed a Form 8-K to report its fiscal year end earnings.

Item 6        Exhibits 31.1, 31.2 and 32.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Vince A. Elhilow, President and Chief Executive Officer, certify that:


1. I have reviewed this Quarterly Report on Form 10-Q of Fidelity Bankshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;




May 7, 2004                                /s/ Vince A. Elhilow
------------                               -----------------------------------
Date                                       Vince A. Elhilow
                                           President and Chief Executive Officer

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard D. Aldred, Executive Vice President, Chief Financial Officer and Treasurer, certify that:


1. I have reviewed this Quarterly Report on Form 10-Q of Fidelity Bankshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;



May 7, 2004                                         /s/ Richard D. Aldred
------------                                         ---------------------------
Date                                                 Richard D. Aldred
                                                     Executive Vice President,
                                                     Chief Financial Officer

EXHIBIT 32.1

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

                                                                   Exhibit 32.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Vince A. Elhilow, President and Chief Executive Officer and Richard D. Aldred, Executive Vice President, Chief Financial Officer and Treasurer of Fidelity Bankshares, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the annual report of the Company on Form 10-Q for the fiscal ended March 31, 2004 and that to the best of his knowledge:

(1) the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and


(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


May 7, 2004                                /s/ Vince A. Elhilow
-------------                              -------------------------------------
Date                                       President and Chief Executive Officer


May 7, 2004                                /s/ Richard D. Aldred
-------------                              ------------------------------------
Date                                       Executive Vice President,
                                           Chief Financial Officer and Treasurer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                                     FIDELITY BANKSHARES, INC.






Date:  May 7, 2004                     By: /s/Vince A. Elhilow
                                           -------------------------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer





Date:  May 7, 2004                     By: /s/Richard D. Aldred
                                           -------------------------------------
                                           Richard D. Aldred
                                           Executive Vice President
                                           Chief Financial Officer