Form 10-Q
period 2004-06-30
FIDELITY BANKSHARES INC
filed 2004-08-09
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           __________________________

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2004
                                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ___________________to___________________

       Commission File Number 0-29040 ____________________________________

Fidelity Bankshares, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                            65-0717085
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

205 Datura Street, West Palm Beach, Florida                             33401
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code.)

(561) 803-9900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: There were 15,130,146 shares of the Registrant's common stock par value $.10 per share outstanding as of August 6, 2004.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements.......................................1

                    Unaudited Condensed Consolidated Statements of Financial
                        Condition as of December 31, 2003 and June 30, 2004....2

                    Unaudited Condensed Consolidated Statements of Operations
                         for the three and the six months ended June 30, 2003
                         and 2004..............................................3

                    Unaudited Condensed Consolidated Statements of Comprehensive
                        Operations for the three and the six months ended
                        June 30, 2003 and 2004.................................4

                    Unaudited Condensed Consolidated Statements of Cash Flows
                        for the six months ended June 30, 2003 and 2004........5

                    Notes to Unaudited Condensed Consolidated Financial
                        Statements.............................................6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.............................13

         Item 3.    Quantitative and Qualitative Disclosure About Market Risk.17

         Item 4.    Controls and Procedures...................................23

PART II. OTHER INFORMATION....................................................24

         Item 1.    Legal Proceedings.........................................24

         Item 2.    Changes in Securities.....................................25

         Item 3.    Default Upon Senior Securities............................25

         Item 4.    Submission of matters to a Vote of Security...............25

         Item 5.    Other Information.........................................25

         Item 6.    Exhibits and Reports on Form 8-K.........................25

EXHIBITS

              Section 302 Certification

              Section 906 Certification

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                               December 31,        June 30,
                                                                                                   2003              2004
                                                                                             ================ ======================
ASSETS                                                                                   (In thousands, except share and per share
                                                                                            data)
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................                $    76,090          $    94,256
     Interest-earning deposits................................................                     33,797               23,039
                                                                                              -----------           ----------
         Total cash and cash equivalents......................................                    109,887              117,295
                                                                                              -----------           ----------
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                    122,731              169,239
     Mortgage-backed securities...............................................                    471,228              503,254
                                                                                              -----------           ----------
         Total assets available for sale......................................                    593,959              672,493
LOANS RECEIVABLE, Net.........................................................                   2,191,696           2,448,022
OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                     73,553               76,204
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                     13,322               19,905
REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS................................
                                                                                                        -                    7
ACCRUED INTEREST RECEIVABLE...................................................                     11,127               12,125
DEFERRED INCOME TAX ASSET.....................................................                      7,598               10,460
OTHER ASSETS                                                                                       47,080               46,108
                                                                                              -----------           ----------
TOTAL ASSETS                                                                                  $ 3,048,222          $ 3,402,619
                                                                                              ===========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................                $ 2,460,101          $ 2,676,004
OTHER BORROWED FUNDS..........................................................                     42,089               34,651
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................                    264,561              387,679
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                      2,816               16,370
DRAFTS PAYABLE................................................................                        202                2,386
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES...........................................                     52,320               52,320
OTHER LIABILITIES.............................................................                     41,624               44,096
                                                                                              -----------           ----------
     TOTAL LIABILITIES........................................................                  2,863,713            3,213,506
                                                                                              -----------           ----------
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                          -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     15,024,648 shares issued at December 31, 2003 and 15,130,026 shares issued
         at June 30, 2004.....................................................                      1,502                1,513
ADDITIONAL PAID IN CAPITAL....................................................                    106,392              107,009
RETAINED EARNINGS - substantially restricted..................................                     89,793               98,231
TREASURY STOCK - at cost, 314,694 shares at December 31, 2003 and
     295,071 shares at June 30, 2004..........................................                     (1,794)              (1,737)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan............................................                     (4,257)              (4,083)
     Recognition and retention plan...........................................                     (4,410)              (3,675)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                     (2,717)              (8,145)
                                                                                              -----------           ----------
     TOTAL STOCKHOLDERS'EQUITY...............................................                     184,509              189,113
                                                                                              -----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................                $ 3,048,222         $  3,402,619
                                                                                              ===========           ==========

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                     For the                       For the
                                                                               Three Months Ended             Six Months Ended
                                                                                     June 30,                      June 30,
                                                                                 2003         2004         2004           2003
                                                                            ====================================================
                                                                                    (In Thousands, except per share data)
Interest income:
     Loans.............................................................     $  31,855     $ 33,921   $    63,736       $ 66,680
     Investment securities.............................................           226          927             623        1,495
     Other investments.................................................           467          356           991            642
     Mortgage-backed and corporate debt securities.....................         3,788        3,887         5,817          8,336
                                                                            ---------     --------    ----------       --------
         Total interest income.........................................        36,336       39,091         71,167        77,153
                                                                            ---------     --------    ----------       --------
Interest expense:
     Deposits..........................................................         9,997        9,591        19,425         18,964
     Advances from Federal Home Loan Bank and other borrowings.........         4,653        4,915         9,271          9,691
                                                                            ---------     --------    ----------       --------
         Total interest expense........................................        14,650       14,506        28,696         28,655
                                                                            ---------     --------    ----------       --------
Net interest income....................................................        21,686       24,585        42,471         48,498

Provision for loan losses..............................................           693          794         1,483          1,391
                                                                            ---------     --------    ----------       --------
Net interest income after provision for loan losses....................        20,993       23,791          40,988       47,107
Other income:
     Service charges on deposit accounts...............................         2,202        2,795         4,104         5,634
     Fees for other banking services...................................         2,563        2,997         4,857         5,669
     Net gain on sale of loans.........................................         1,054          151         3,613           257
     Net gain on sale of Investments...................................             -          467             -         1,053
     Miscellaneous.....................................................           201          747          1007           457
                                                                            ---------     --------    ----------       --------
         Total other income............................................         6,020        7,157        13,031        13,620
                                                                            ---------     --------    ----------       --------
Operating expense:
     Employee compensation and benefits................................        11,304       12,521        22,400         24,466


     Occupancy and equipment..........................................          3,415        3,943         6,831          7,953
     (Gain)/loss on real estate owned and other repossessed assets....            (29)          (2)           34            (10)
     Marketing.........................................................           503          520         1,000          1,108
     Federal deposit insurance premium.................................            77           93           154            183
     Miscellaneous.....................................................         3,616        4,472         7,127          8,313
                                                                            ---------     --------    ----------       --------
         Total operating expense.......................................        18,886       21,547         37,546        42,013
                                                                            ---------     --------    ----------       --------
Income before provision for income taxes...............................         8,127        9,401        16,473         18,714
                                                                            ---------     --------    ----------       --------
Provision for income taxes:
     Current...........................................................         2,933        3,407         5,893          6,731
     Deferred..........................................................           263          306            532           608
                                                                            ---------     --------    ----------       --------
         Total provision for income taxes..............................         3,196        3,713         6,425          7,339
                                                                            ---------     --------    ----------       --------
              Net income...............................................     $   4,931       $5,688       $10,048       $ 11,375
                                                                            =========     ========    ==========       =========
Earnings per share:
     Basic.............................................................     $    0.34     $   0.39    $     0.70       $   0.78
                                                                            =========     ========    ==========       =========
     Diluted...........................................................     $    0.34     $   0.38    $     0.69       $   0.75
                                                                            =========     ========    ==========       =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
-------------------------------------------------------------------------------

                                                                                   For the                        For the
                                                                             Three Months Ended                 Six Months Ended
                                                                                 June 30,                           June 30,
                                                                            2003          2004                2003           2004
                                                                            =====================================================
                                                                                               (In Thousands)


Net Income...........................................................      $  4,931    $ 5,688             $ 10,048       $ 11,375
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on assets available for sale:
         Unrealized holding gains (losses) arising during period.....           549     (8,140)                (102)        (5,428)
                                                                           --------    --------            ---------      ----------
Comprehensive income.................................................      $  5,480    $(2,452)           $   9,946       $  5,947


See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                      2003              2004
                                                                                    =========================
                                                                                         (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $ 10,048          $ 11,375
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................               1,968             2,893
   ESOP and recognition and retention plan compensation expense........               1,186             1,359
   Accretion of discounts, amortization of premiums and goodwill, and                  (965)           (1,370)
    other deferred yield items.........................................
   Provision for loan losses...........................................               1,483             1,391
   Provisions for losses and net (gains) losses on sales of real estate                 (22)              (10)
owned
   Net (gain) loss on sale of:
         Loans.........................................................              (3,613)             (257)

         Mortgage Backed Securities....................................                    -           (1,053)
         Office properties and equipment...............................                  58              (429)
   Decrease (increase) in accrued interest receivable..................              (1,041)             (998)
   Increase in other assets............................................              (2,418)              900
   Decrease in drafts payable..........................................              (6,158)            2,184
   Decrease in deferred income taxes...................................                 534               608
   Increase in other liabilities.......................................               4,251             2,457
                                                                                   --------           --------
         Net cash provided by operating activities.....................               5,311            19,050
                                                                                   --------           --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................            (210,862)         (250,237)
Principal payments received on mortgage-backed securities..............              71,361           119,280
Purchases of:
   Loans...............................................................             (23,453)          (21,558)
   Mortgage-backed securities..........................................            (379,266)         (282,822)
   Federal Home Loan Bank stock........................................                (955)          (12,373)
   Investment securities...............................................             (40,000)          (49,647)
   Office properties and equipment.....................................              (4,472)           (6,552)
Proceeds from sales of:
   Loans...............................................................             131,025            16,728

   Mortgage backed securities..........................................                   -           125,865
   Federal Home Loan Bank stock........................................                 229             5,790
   Repossessed assets acquired in settlement of loans..................                 630                59
   Office properties and equipment.....................................                 550               502
Proceeds from maturities of municipal bonds and government and agency                94,000                 -
securities
Other..................................................................                (360)              974
                                                                                   --------           --------
         Net cash used for investing activities........................            (361,573)         (353,991)
                                                                                   --------           --------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of stock options,                   299               133
net of issuance costs..................................................
Purchase of treasury stock.............................................                 (10)                -
Cash dividends paid....................................................              (2,882)           (2,922)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................             405,211           256,343
   Certificates of deposit.............................................             (39,587)          (40,440)
   Advances from Federal Home Loan Bank................................              17,827           123,118
   Other borrowed funds................................................             (12,859)           (7,437)
   Advances by borrowers for taxes and insurance.......................              12,337            13,554
                                                                                   --------           --------
         Net cash provided by financing activities.....................             380,336           342,349
                                                                                   --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................              24,074             7,408
CASH AND CASH EQUIVALENTS, Beginning of period.........................             129,666           153,740
                                                                                   --------           --------
CASH AND CASH EQUIVALENTS, End of period...............................            $153,740          $117,295
                                                                                   ========          ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   GENERAL

The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Bank & Trust (the "Bank") conform with accounting principles generally accepted in the United States of America and with predominant practices within the thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2003 Annual Report on Form 10-K.

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

Certain amounts in the financial statements have been reclassified to conform with the June 30, 2004 presentation.

2.   STOCK OPTION PLANS

At June 30, 2004, the Company has one stock-based compensation plan. At June 30, 2003, the Company had three stock-based compensation plans, of which two expired on January 7, 2004. The Company accounts for these plans using the intrinsic value method. Accordingly, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                  For the                          For the
                                                                             Three Months Ended               Six Months Ended
                                                                                  June 30,                         June 30,
                                                                           2003             2004             2003             2004
                                                                          ========================         ========================
                                                                               (In Thousands)                   (In Thousands)


Net Income, as reported...............................................    $ 4,931      $  5,688            $ 10,048       $ 11,375
    Add: Total stock-based employee compensation expense included
      in reported net earnings, net of related tax effects............        240           218                 500            448
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects......................       (365)         (390)               (750)          (870)

Pro forma net income..................................................    $ 4,806      $  5,516            $  9,798       $ 10,953


    Basic - as reported...............................................       0.34          0.39                0.70          0.78
    Basic - pro forma.................................................       0.33          0.38                0.68          0.75

    Diluted - as reported.............................................       0.34          0.38                0.69          0.75
    Diluted - pro forma...............................................       0.33          0.36                0.68          0.72


3.   LOANS RECEIVABLE

Loans receivable at December 31, 2003 and June 30, 2004, consist of the following:

                                                                             December 31,        June 30,
                                                                                2003               2004
                                                                            ==============================
                                                                                        (In Thousands)

One-to-four single family, residential real estate mortgages.........         $1,002,573        $1,077,390
Commercial and multi-family real estate mortgages....................            753,890           877,048
Real estate construction-primarily residential.......................            470,016           536,113
Land loans-primarily residential.....................................             36,660            46,417
Total first mortgage loans...........................................          2,263,139         2,536,968
Consumer loans.......................................................            185,450           201,270
Commercial business loans............................................            131,292           128,705
Total gross loans....................................................          2,579,881         2,866,943
Add/(deduct):
     Undisbursed portion of loans in process.........................           (374,974)         (403,442)
     Unearned discounts, premiums and deferred loan fees (costs), net             (2,092)           (3,043)
     Allowance for loan losses.......................................            (11,119)          (12,436)

Loans receivable-net.................................................         $2,191,696        $2,448,022



During the quarter ended June 30, 2004, the Company sold $8.0 million in loans, which resulted in net gains of approximately $151,000. At June 30, 2004, the Company held $781,000 in loans available for sale.

4.   ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 2003 the three and six month periods ended June 30, 2003 and 2004, is as follows:


                                          For the Year               For the Three Months                For the Six Months
                                             Ended                          Ended                            Ended
                                          December 31,                      June 30,                        June 30,
                                              2003                 2003           2004                2003           2004
                                         ===============          ======================           =========================
                                          (In Thousands)                (In Thousands)                  (In Thousands)

Balance at beginning of period......       $    8,318              $  9,037      $ 11,119            $ 8,318       $  11,119
Current provision...................            3,122                   693           794              1,483           1,391
Charge-offs.........................             (322)                    -           (32)               (71)            (99)
Recoveries..........................                1                     -             -                  -              25
                                           ----------              --------      ---------          --------        --------
Ending balance......................       $   11,119              $  9,730      $ 12,436            $ 9,730        $ 12,436
                                           ==========              ========      =========           =======        ========

An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:


                                                                    December 31, 2003              June 30, 2004
                                                                ======================================================
                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance       Balance      Allowance
                                                                ------------- ------------- ------------- -------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  3,508      $    598      $  3,407       $    596
Loans without related allowance for loan losses.............        9,162             -         9,368              -
         Total..............................................     $ 12,670      $    598      $ 12,775       $    596

The Bank's policy for interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent and cease accruing interest thereafter. Such interest ultimately collected is credited to income in the period of recovery.

5.   DEPOSITS

The weighted-average interest rates on deposits at December 31, 2003 and June 30, 2004 were 1.51% and 1.44%, respectively. Deposit accounts, by type at December 31, 2003 and June 30, 2004 consist of the following:


                                                                December 31,    June 30,
                        Account Type and Rate                      2003           2004
                                                                  ======================
                                                                        (In Thousands)

Non-interest-bearing checking accounts.....................       $294,358      $406,060
Interest-bearing checking and funds transfer accounts......        566,028       597,094
Passbook and statement accounts............................        615,972       691,061
Variable-rate money market accounts........................        297,864       336,350
Certificates of deposit....................................        685,879       645,439

Total......................................................       $2,460,101    $2,676,004

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
                                           ---------- ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)

As of December 31, 2003 Stockholders'
     Equity and ratio to total assets          7.2%     $220,528
                                               ====

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      1,060
Goodwill.............................                     (5,615)
Disallowed servicing assets..........                       (124)
Tangible capital and ratio to                              -----
     adjusted total assets...........          7.1%     $215,849         1.5%       $  45,630
Tier I (core) capital and ratio to             ====     ========         ===        =========
     adjusted total assets...........          7.1%     $215,849         3.0%       $  91,259        5.0%       $ 152,099
Tier I (core) capital and ratio to             ====     ========         ===        =========        ===        =========
     risk-weighted total assets......         10.3%     $215,849         4.0%       $  83,790        6.0%       $ 125,685
                                               ====     ========         ===        =========        ===        =========
Allowable Tier 2 capital:
General loan valuation allowances ...                     10,149
Total risk-based capital and ratio to                   --------
     risk-weighted total assets......         10.8%     $225,998         8.0%       $ 167,580       10.0%       $ 209,475
                                               ====     ========         ===        =========        ===        =========
Total assets.........................                 $3,045,981
                                                      ==========
Adjusted total assets................                 $3,041,980
                                                      ==========
Risk-weighted assets.................                 $2,094,753
                                                      ==========



As of June 30, 2004 Stockholders'
     Equity and ratio to total assets          6.7%     $227,810
                                               ===
Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      6,488
Goodwill.............................                     (2,708)
Disallowed servicing assets..........                       (123)
Tangible capital and ratio to
     adjusted total assets...........          6.8%     $231,467         1.5%       $  51,112
Tier I (core) capital and ratio to             ====     ========         ===        =========
     adjusted total assets...........          6.8%     $231,467         3.0%       $ 102,224        5.0%       $ 170,374
Tier I (core) capital and ratio to             ====     ========         ===        =========        ===        =========
     risk-weighted total assets......          9.8%     $231,467         4.0%       $  94,857        6.0%       $ 142,286
                                               ====     ========         ===        =========        ===        =========
Allowable Tier 2 capital:
General loan valuation allowances ...                     11,379
Total risk-based capital and ratio to                   --------
     risk-weighted total assets......         10.2%     $242,846         8.0%       $ 189,715       10.0%       $ 237,143
                                               ====     ========         ===        =========        ===        =========
Total assets.........................                $ 3,399,671
                                                     ===========
Adjusted total assets................                 $3,407,476
                                                     ===========
Risk-weighted assets.................                 $2,371,434
                                                     ===========

7.   EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the stock options, for the three and the six month periods ended June 30, 2003 and 2004, are as follows:


                                                For the Three Months               For the Three Months Ended
                                                       Ended                             June 30, 2004
                                                   June 30, 2003
                                         ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount

                                                       (Dollars In Thousands, except per share data)

Net income.................          $4,931,000                               $5,688,000
Basic EPS:                           ==========                               ==========
Mortgage loans.............
Income available to
     common stockholders...          $4,931,000     14,483,994     $0.34      $5,688,000    14,663,949      $ 0.39
Effect of diluted shares:            ==========                    =====      ==========                      =====
     Common stock options and                           92,097                                 479,295
grants                                                  ------                                 -------
Diluted EPS:
Income available to
     common stockholders...          $4,931,000     14,576,091     $0.34       $5,688,000   15,143,244      $ 0.38
                                     ==========     ==========     =====       ==========   ==========      ======

                                                 For the Six Months                 For the Six Months Ended
                                                       Ended                             June 30, 2004
                                                   June 30, 2003
                                         ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount

                                                       (Dollars In Thousands, except per share data)

Net income.................            $10,048,000                                          $11,375,000
                                       ===========                                          ===========
Basic EPS:
Mortgage loans.............
Income available to
     common stockholders...            $10,048,000   14,436,535    $0.70       $11,375,000   14,638,748     $0.78
Effect of diluted shares:              ===========                 =====       ==========                   =====
     Common stock options and grants                     38,884                                494,188
Diluted EPS:                                         ----------                              ---------
Income available to
     common stockholders...            $10,048,000   14,475,419    $0.69       $11,375,000   15,132,936     $0.75
                                       ===========   ==========    =====       ===========   ==========     ======

ESOP shares that have not been committed to be released are not considered to be outstanding.

8.   OTHER COMPREHENSIVE INCOME (LOSS)

An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended June 30, 2003 and 2004, is as follows:


                                                For the Three Months Ended            For the Six Months Ended
                                                         June 30,                             June 30,
                                                  2003             2004                   2003            2004
                                            -----------------------------             --------------------------
                                                        Unrealized                           Unrealized
                                                          Losses                               Losses
                                                       On Securities                        On Securities
                                            =================================== ===== ==========================
                                                                      (In Thousands)

Beginning Balance...............             $(4,186)        $   (5)                   $ (3,535)       $(2,717)

Current-period change...........                 549          (8,140)                       (102)       (5,428)
Ending balance..................             $(3,637)        $(8,145)                   $ (3,637)      $(8,145)


An analysis of the related tax effects allocated to Other  Comprehensive  Income
(Loss) is as follows:

                                                 For the Three Months Ended              For the Three Months Ended
                                                         June 30, 2003                          June 30, 2004
                                              ------------------------------------    -----------------------------------
                                                              Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ =========== == =========== =========== ===========
                                                                            (In Thousands)
Unrealized gains (losses) on
assets available for sale:
 Unrealized holding gains
     arising during period..................    $  900     $  (351)    $   549        $(13,344)   $ 5,204      $(8,140)


                                                   For the Six Months Ended                For the Six Months Ended
                                                         June 30, 2003                          June 30, 2004
                                              ------------------------------------    -----------------------------------
                           Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ =========== == =========== =========== ===========
                                                                            (In Thousands)
Unrealized gains (losses) on
assets available for sale:
 Unrealized holding gains
     (losses) arising during                   $  (167)    $    65     $  (102)       $(8,898)    $ 3,470     $(5,428)
     period

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

Other Comprehensive Operations.

The Company's only component of Other Comprehensive Operations for the three and the six months ended June 30, 2004 and 2003 is the change in the unrealized gain or loss on assets available for sale.

Other comprehensive loss for the six months ended June 30, 2004 was $5.4 million compared to other comprehensive loss of $102,000 for the six months ended June 30, 2003. During the six months ended June 30, 2004, the market value of the Company's assets available for sale decreased by $8.9 million, which net of income tax benefit of $3.5 million resulted in other comprehensive loss of $5.4 million. Other comprehensive loss for the six months ended June 30, 2003 was $102,000 compared to other comprehensive income of $1.2 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, the market value of the Company's assets available for sale decreased by $167,000, which net of income tax benefit of $65,000 resulted in other comprehensive loss of $102,000.

Other comprehensive loss for the quarter ended June 30, 2004 was $8.1 million compared to other comprehensive income of $549,000 for the quarter ended June 30, 2003. During the quarter ended June 30, 2004, the market value of the Company's assets available for sale decreased by $13.3 million, which net of income tax benefit of $5.2 million resulted in other comprehensive loss of $8.1 million. Other comprehensive income for the quarter ended June 30, 2003 was $549,000 compared to other comprehensive income of $1.5 million for the quarter ended June 30, 2002. During the quarter ended June 30, 2003, the market value of the Company's assets available for sale increased by $900,000, which net of income tax expense of $351,000 resulted in other comprehensive income of $549,000.

Changes in Financial Condition.

The Company's assets increased by $354.4 million to $3.4 billion at June 30, 2004 from $3.0 billion at December 31, 2003. Cash and assets available for sale increased by $85.9 million, while net loans receivable increased by $256.3 million. All other assets increased by $12.2 million. Funds were provided for these increases in assets by an increase in deposits of $215.9 million, an increase in advances from the FHLB of $123.1 million, an increase in all other liabilities of $10.8 million and an increase in equity of $4.6 million. The increase in equity is primarily due to net income of $11.4 million, net of dividends declared, and a decrease in the market value of assets available for sale.

Results of Operations.

Net income for the six months ended June 30, 2004 was $11.4 million, a $1.4 million increase compared to $10.0 million for the same 2003 period. This increase was attributable to an increase in net interest income of $6.0 million along with an increase in other income of $589,000. The increase in net interest income consisted of an increase in interest income of $6.0 million along with a decrease in interest expense of $41,000. The increase in other income included a gain on the sale of securities of $1.1 million for the six months ended June 30, 2004. Partially offsetting these increases were increases in operating expenses of $4.5 million and increases in the provision for income taxes of $914,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Net income for the quarter ended June 30, 2004 was $5.7 million, a $757,000 increase compared to $4.9 million for the same 2003 quarter. This increase was attributable to an increase of $2.9 million in net interest income along with an increase in other income of $1.1 million. The increase in net interest income consisted of a decrease in interest expense of $144,000 along with an increase in interest income of $2.8 million. The increase in other income included a gain on the sale of securities of $467,000 for the quarter ended June 30, 2004. Partially offsetting these increases were an increase in operating expenses of $2.7 million and an increase in the provision for income taxes of $517,000 for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

Interest Income.

Interest income for the six months ended June 30, 2004, totaled $77.2 million, representing an increase of $6.0 million or 8.4% compared to the same period in 2003. Interest income from loans increased by $2.9 million, primarily as a result of a 16.4% increase in the average balance of loans to $2.3 billion from $2.0 billion for the six months ended June 30, 2004 and 2003, respectively. The increase in the average balance of loans was offset by a decrease in the average yield on loans to 5.81% for the six months ended June 30, 2004 from 6.46% for the same period in 2003. Interest income from mortgage-backed securities increased to $8.3 million for the six months ended June 30, 2004 from $5.8 million for the 2003 period. This increase was due to an increase in the average balance of such securities of $137.0 million. The average yield on mortgage-backed securities for the six months ended June 30, 2004 and 2003 remained constant at 3.68%. There was an increase in interest income from investment securities of $872,000 principally resulting from an increase in the average balance of such securities to $142.7 million for the six months ended June 30, 2004 from $56.6 million for the six months ended June 30, 2003. The increase in the average balance of investment securities was slightly offset by a decrease in the average yield on these securities to 2.09% for the six months ended June 30, 2004 from 2.20% for the same period in 2003. Interest income on other investments decreased by $349,000 due mainly to a decrease in the average balance on these investments to $95.7 million from $111.4 million and a decline in the average yield to 1.34% from 1.78% for the periods ended June 30, 2004 and 2003, respectively.

Interest income for the quarter ended June 30, 2004, totaled $39.1 million, representing an increase of $2.8 million or 7.6% compared to the same quarter in 2003. Interest income from loans increased by $2.1 million, primarily as a result of a 18.8% increase in the average balance of loans to $2.4 billion from $2.0 billion for the quarters ended June 30, 2004 and 2003, respectively. This increase in average balance of loans was offset by a decrease in the average yield on loans to 5.74% for the quarter ended June 30, 2004 from 6.40% for the same period ended June 30, 2003. Interest income from mortgage-backed securities increased to $3.9 million for the quarter ended June 30, 2004 from $3.8 million for the 2003 quarter. This increase resulted from an increase in the average balance of such securities to $439.3 million from $419.9 million offset by a slight decrease in the average yield to 3.54% from 3.61% There was an increase in interest income from investment securities of $701,000 resulting from an increase in the average balance of such securities to $162.6 million from $44.9 million, along with an increase in the average yield of these securities to 2.28% for the quarter ended June 30, 2004 from 2.01% for the quarter ended June 30, 2003. Interest income on other investments decreased by $111,000 due mainly to a decrease in the average balance on these investments to $105.9 million from $114.8 million for the quarters ended June 30, 2004 and 2003, respectively.

Interest Expense.

Interest expense for the six months ended June 30, 2004, totaled $28.7 million, a decrease of $41,000 from the same period in 2003. The reason for this decline was a decrease in interest expense on deposits of $461,000. While the average balance of deposits increased to $2.6 billion for the six months ended June 30, 2004 compared to $2.1 billion for the six months ended June 30, 2003, the cost of those deposits declined to 1.47% compared to 1.85% for the comparative period. The decline in the cost of deposits had two principal causes: (a) the Bank's core deposits, which consist of interest-bearing and non interest-bearing transaction accounts, money market accounts and passbook accounts increased as a percentage of total deposits to 75.9% at June 30, 2004 from 67.8% at June 30, 2003, and (b) the majority of the Bank's maturing certificates of deposit repriced in a lower rate environment. The decrease in interest expense on deposits is offset by a $420,000 increase in interest expense on advances from the Federal Home Loan Bank and other borrowings. This increase on borrowings is caused primarily by an increase in the average balance of such funds to $376.2 million from $337.4 million offset by a decrease in the average cost of borrowed funds to 5.15% for the six months ended June 30, 2004 from 5.50% for the comparable 2003 period.

Interest expense for the quarter ended June 30, 2004, totaled $14.5 million, a decrease of $144,000 from the same quarter in 2003. The reason for this decline was a decrease in interest expense on deposits of $406,000. While the average balance of deposits increased to $2.7 billion for the quarter ended June 30, 2004 compared to $2.2 billion for the quarter ended June 30, 2003, the cost of those deposits declined to 1.45% compared to 1.82% for the comparative quarter.

The decline in the cost of deposits had two principal causes: (a) the Bank's core deposits, which consist of interest-bearing and non interest-bearing transaction accounts, money market accounts and passbook accounts increased as a percentage of total deposits from 67.8% at June 30, 2003 to 75.9% at June 30, 2004, and (b) the majority of the Bank's maturing certificates of deposit repriced in a lower rate environment. The decrease in interest expense on deposits is offset by a $262,000 increase in interest expense on advances from the Federal Home Loan Bank and other borrowings. This increase on borrowings is caused primarily by an increase in the average balance of such funds to $395.4 million from $334.5 million, offset by a decrease in the average cost of borrowed funds to 4.97% for the quarter ended June 30, 2004 from 5.56% for the comparable 2003 quarter.

Net Interest Income.

During the six months ended June 30, 2004, the Company's interest income increased by $6.0 million compared to the same period in 2003, while interest expense decreased by $41,000, resulting in net interest income of $48.5 million for the six months ended June 30, 2004, a $6.0 million or 14.2% increase from the six months ended June 30, 2003.

During the quarter ended June 30, 2004, the Company's interest income increased by $2.8 million compared to the same quarter in 2003, while interest expense decreased by $144,000, resulting in net interest income of $24.6 million for the quarter ended June 30, 2004, a $2.9 million or, 13.4% increase from the quarter ended June 30, 2003.

Provision for Loan Losses.

The provision for loan losses was $1.4 million for the six months ended June 30, 2004, compared to $1.5 million for the six months ended June 30, 2003. The provision for the six months ended June 30, 2004 is deemed adequate by management , considering the risks known and inherent in the Bank's loan portfolio.

The provision for loan losses was $794,000 for the quarter ended June 30, 2004, compared to $693,000 for the quarter ended June 30, 2003. The provision for the quarter ended June 30, 2003 is deemed adequate by management, reflecting the risks inherent in the Bank's loan portfolio.

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

Other Income.

Other income for the six months ended June 30, 2004 was $13.6 million, representing an increase of $589,000 compared to the same period in 2003. This increase is due to an increase in fees for other banking services of $812,000 to $5.7 million from $4.9 million and an increase in service charges on deposit accounts of $1.5 million to $5.6 million from $4.1 million for the six months ended June 30, 2004 and 2003, respectively. The increase in service charges on deposit accounts was caused primarily by the increase in the number of core deposit accounts at June 30, 2004 from June 30, 2003. Offsetting this increase is a decrease in net gain on sale of loans of $3.4 million. These 2003 sales included a gain of $1.5 million on the sale of approximately $50.0 million of loans from the existing portfolio, which occurred during the first quarter of 2003. The balance of loan sales in 2003 of $77.6 million generated $2.1 million in net gain, representing the Company's commencement of loan sales into the secondary markets. The Company has initiated the loan sales program to provide additional non interest income, reduce interest rate risk and as a capital management tool. The Company has principally sold certain of its 30 year, fixed rate, residential mortgage production. During 2004, our customers have opted to finance principally with 3 to 7 year hybrid adjustable rate loans. As a result, the Company has had fewer loans available for sale in 2004, as compared to 2003.

Other income for the quarter ended June 30, 2004 was $7.2 million, representing an increase of $1.2 million compared to the same quarter in 2003. The increase is principally attributable to increases in service charges on deposit accounts and fees for other banking services. Fees for other banking services increased by $434,000 to $3.0 million from $2.6 million and service charges on deposit accounts increased by $593,000 to $2.8 million from $2.2 million for the quarters ended June 30, 2004 and 2003, respectively. The increase in service charges on deposit accounts was due primarily to an increase in the number of core deposit accounts at June 30, 2004 compared to 2003. Other increases include a $467,000 gain on the sale of securities and $500,000 from the gain on sale of surplus property adjacent to one of the Company's branches. The Company has been selling most of its 30 year, fixed rate, residential mortgage production. As previously mentioned, our customers have been increasingly using hybrid adjustable loans to finance their homes. As a result, we have had fewer loans available for sale in 2004. Net gains on the sale of loans for the quarter ended June 30, 2004 were $151,000, a decrease of $903,000 compared to 2003.

Operating Expense.

Operating expense increased by $4.5 million to $42.0 million for the six months ended June 30, 2004 when compared to the same six month period in 2003. Of this increase, $2.1 million is attributable to employee compensation and benefits expense. The increase in compensation costs are principally due to additional personnel to staff new offices, compensation for expansion of the company's lending and other income production activities, increased incentive compensation due to increased profitability, together with normal salary increases. The increase of $1.1 million in occupancy and equipment costs reflects the company's continued expansion of offices and investment in technology to better serve its customers. Miscellaneous operating costs increased by $1.2 million due mainly to operating the new customer service facilities, although $279,000 of the costs are attributable to increased costs from customer check fraud.

Compared to the quarter ending June 30, 2003, operating expense for the quarter ending June 30, 2004 increased by $2.7 million to $21.5 million. Of this increase, $1.2 million is attributable to employee compensation and benefits. Increases in employee compensation and benefits expense were primarily attributable to an increase in incentive compensation as a result of increased profitability, additional personnel to serve deposit and loan customers, as well as production of increased fee based income, together with normal salary increases. Occupancy and equipment costs and miscellaneous operating costs increased by $528,000 and $856,000, respectively, which mainly reflects the operation of new customer service facilities. Of the increase in miscellaneous operating costs, $316,000 is attributable to increased costs from customer check fraud.

Income Taxes.

The income tax provision was $7.3 million for the six months ended June 30, 2004 compared to $6.4 million for the six months ended June 30, 2003. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income.

The income tax provision was $3.7 million for the quarter ended June 30, 2004 compared to $3.2 million for the quarter ended June 30, 2003. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of June 30, 2004, the Company does not own any trading assets other than $1.3 million of assets held by the SMPIAP Trust which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At June 30, 2004, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

We monitor interest rate risk by various methods, including "gap" analysis. Gap analysis attempts to measure the difference between the amount of interest earning assets expected to mature or reprice within a specific period of time compared to the amount of interest-bearing liabilities maturing or repricing within a specified period of time. An interest rate sensitive gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities maturing or repricing within a specified period of time. An interest rate sensitive gap is considered negative when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing within a specified period of time. Companies with a positive gap can expect net interest income to increase during periods of rising interest rates and decline in periods of falling interest rates.

In preparing the gap analysis table below, the Company makes various assumptions including loan prepayment rates and deposit decay rates. While management believes these assumptions to be reasonable there can be no assurance that our assets and liabilities would be impacted as indicated in the table. Certain shortcomings are inherent in any methodology used in interest rate risk measurements. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Therefore, in the event of a change in interest rates, prepayment and early withdrawal levels may possibly deviate significantly from those assumed in calculating the above table.

Accordingly, while the table provides an estimate of the Bank's interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on the Bank's net interest income, as actual results may vary.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company's cumulative one-year interest rate sensitivity gap at June 30, 2004 was a positive 24.8%.


                                                                          Time to Maturity
                                           ----------------------------------------------------------------------------
                                           --------------- ---------------- ------------ ------------- ----------------
                                            Within Three   Four to Twelve    More Than    More Than       Over Five
                                                                             One Year    Three Years
                                                                             to Three      to Five
                                               Months          Months          Years        Years           Years
                                                                     (Dollars in Thousands)

Interest-earning assets (1):
   Residential mortgage loans: (2)
     Fixed rate........................      $   47,431        $ 125,876      $240,039      $ 143,891      $ 194,262
     Adjustable rate...................         112,324          195,351        146,879       177,434              -
   Commercial mortgage loans: (2)
     Fixed rate........................           6,656           15,912         28,857        16,113         19,065
     Adjustable rate...................         186,223          470,197          3,528         4,073              -
   Other loans (2)
         Fixed rate                              16,835           24,703         29,803         9,730          2,582
     Adjustable rate...................         226,833           18,811              -             -              -
   Mortgage-backed securities
     Fixed rate........................          20,280           53,506        100,402        58,699         68,871
     Adjustable rate...................         209,226                -              -             -              -
   Municipal bonds and government and
   agency securities - fixed rate......               -           50,659        71,362         44,685          4,973
Other interest earning assets - adjustable       43,036                -             -              -              -
                  Total                      $  868,844        $ 955,015      $620,870      $454,625       $ 289,753

Interest-bearing liabilities
   Deposits: (3)
     Checking and funds transfer accounts     $  20,851        $  62,554      $  82,121     $  61,618      $  762,242

     Passbook accounts.................          19,764           59,293       118,482        83,715         409,807
     Money market accounts.............          13,110           39,331        55,450        34,883         208,242
     Certificate accounts (4)..........         134,401          305,013       164,254        41,772               -
   Borrowings: (4).....................         190,693          135,034        52,113         67,036         29,773
                  Total                      $  378,819        $ 601,225      $472,420      $289,024       $1,410,064

Excess (deficiency) of interest-earning
assets                                                                        $             $
over interest-bearing liabilities.....       $  490,025        $ 353,790    148,450       165,601          $(1,120,311)

Cumulative excess of interest-earning
assets
over interest-bearing liabilities.....       $  490,025        $ 843,815      $992,265      $1,157,866     $  37,555

  Cumulative excess of interest-earning
                  assets
  over interest-bearing liabilities as a
                 percent
             of total assets                       14.40%          24.80%      29.16%          34.03%          1.10%

_______________________

(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a 20% prepayment rate.
(2) Balances are shown net of loans in process and are not adjusted for premiums, discounts, reserves and unearned fees.
(3) All of the Company's non-certificate deposits are generally subject to immediate withdrawal. However, management considers a significant portion of these accounts to be core deposits having longer effective maturities based on the Company's actual retention of such deposit accounts in various interest rate environments
(4) Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 12.29% during the month of June 30, 2004. Liquidity ratios averaged 12.31% for the quarter ended June 30, 2004. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $23.0 million at June 30, 2004. Other assets qualifying for liquidity at June 30, 2004, including unpledged mortgage-backed securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, were $289.9 million. For additional information about cash flows from the Company's operating, financing and investing activities, see the Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2004, the Bank had $387.7 million in advances from the FHLB. At June 30, 2004, the Bank had commitments outstanding to originate or purchase loans of $328.0 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2004 totaled $439.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Contractual Obligations and Commercial Commitments

Our long-term debt, which in the aggregate totals $440.0 million, consists of obligations to the FHLB totaling $387.7 million and $52.3 million in obligations resulting from the issuance of trust preferred securities from Fidelity Capital Trust I in January 1998 as well as Fidelity Capital Trust II in December 2003. The obligations arising from the issuance of trust preferred securities, presented as Guaranteed Preferred Beneficial Interests in Company Debentures in our balance sheet at June 30, 2004 are due in the amount of $29.6 million in January, 2028 and $22.7 million in January 2034. In addition, we have leasehold obligations for the next 49 years totaling $16.3 million.

The tables below summarize the Company's contractual obligations, commercial and other commitments at June 30 2004.


                                                                  Payments Due by Period
                                      -----------------------------------------------------------------------------
                                      -------------     Less Than                                          After 5
                                          Total           1 year         1-3 Years        3-5 Years         Years
                                      -----------------------------------------------------------------------------
                                                                      (In Thousands)

Long-term Debt(1)................       $440,198        $268,748        $   52,430       $  66,304        $ 52,716
Capital Lease Obligations........              -               -                 -               -               -
Operating Lease Obligations......         16,303           1,724             3,181           2,939           8,459
Total Contractual Cash Obligations    $  456,501      $  270,472        $   55,611       $  69,243        $ 61,175


(1) Includes advances from the Federal Home Loan Bank and Guaranteed Preferred Beneficial Interests in Debentures.

Commercial and Other Commitments

                                                        Amount of Commitment Expirations per Period
                                      ------------------------------------------------------------------------------
                                      --------------       Less Than                                         After 5
                                          Total             1 year         1-3 Years        3-5 Years         Years
                                      ------------------------------------------------------------------------------
                                                                      (In Thousands)

Lines of Credit(1)...............       $206,396        $      5,909     $  9,419        $ 31,428         $159,640
Standby Letters of Credit........          9,446               8,976          465               -                -
Other Commercial Commitments.....        179,116             179,116            -               -                -
Other Commitments................        129,546             129,546            -               -                -
Total Contractual Cash Obligations    $  524,504        $    323,547     $  9,884        $ 31,428         $159,645

(1)  Includes $186.1 million in undisbursed lines of credit.

New Accounting Pronouncements

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except as set forth below as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

Based upon an evaluation of the Bank's check imaging project which was implemented in November 2003, the Chief Financial Officer has concluded that the procedures for the reconciliation and resolution of out of balance conditions is inadequate. The Bank is currently in the process of improving its procedures in this area. The deficiency in procedures is not expected to have a material effect on the Bank's financial condition and results of operations.

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

On July 1, 2003, Fidelity Federal Bank & Trust was named as defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, has alleged that Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in its marketing efforts. Kehoe sought as damages a statutory minimum of $2,500.00 per violation on behalf of the class of plaintiffs. On June 14, 2004, the Court granted Fidelity Federal's Motion for Summary Judgment and entered a Final Judgment in favor of the bank against Mr. Kehoe. A Notice of Appeal was filed by Mr. Kehoe's lawyers on June 28, 2004. Fidelity Federal, in consultation with counsel, has concluded that the lawsuit is without merit and intends to defend against the Plaintiff's Appeal of the Court's Final Judgment in the bank's favor.

On December 31, 2003, Fidelity Federal Bank & Trust was named as defendant in two lawsuits, Kenneth A. Welt, as Chapter 7 Trustee vs. Fidelity Federal Bank & Trust. The two lawsuits have been brought by the same plaintiff in the Circuit Court in the Fifteenth Judicial Circuit in and for Palm Beach County and also in the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division. The plaintiff has alleged that the Bank knew or should have known that the bankrupt Thomas Abrams through various corporate plaintiff's, including The Phoenix Financial Group, Phoenix Administrative Services, Inc., and Swiss Capital Management Ltd., was operating a "Ponzi Scheme". Fidelity Federal has filed answers to the complaints and a Motion to Dismiss is set for hearing on July 30, 2004, in the State Court case. The plaintiff seeks (i) an accounting of all fees, commissions and other income received by the Bank as a result of Thomas Abrams' actions, and damages for such amounts, plus interest and costs in United States Bankruptcy Court, (ii) and seeks relief of unspecified compensatory damages, plus interest and costs in the Circuit Court. Fidelity Federal, in consultation with counsel, has concluded that the claims made by the plaintiff on behalf of the bankrupt corporation are without merit and the Bank intends to vigorously defend itself in the two suits.

On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiff's investments in various Abrams entities. The factual allegations are almost identical to those set forth in Kenneth A. Welt as Chapter 7 Trustee vs. Fidelity Federal Bank & Trust. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and generally offer banking services to the Abrams entities. Additionally, there are allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000.00. The losses incurred by the plaintiff are as of yet undetermined. Fidelity has moved to dismiss the complaint and in consultation with counsel, has concluded that the claims made by the plaintiffs on behalf of the bankruptcy corporation are without merit and the Bank intends to vigorously defend itself in the suit.


Item 2        Changes in Securities and Stock Repurchases

              None.


Item 3        Default Upon Senior Securities

              Not applicable.


Item 4        Submission of Matters to a Vote of Security Holders

              Ballot No. 1

               The election of Paul C. Bremer and Karl H. Watson to serve as directors for a term of three years, and F. Ted Brown to serve as a director for a term of one year, or until their successors have been elected and qualified.

                                           For                       Withheld
                                          ----                       --------
              Paul C. Bremer            10,865,406                   306,097
              Karl H. Watson            10,865,306                   306,197
              F. Ted Brown              11,064,970                   106,533

Item 5        Other Information

              None.


Item 6        Exhibits and Reports on Form 8-K

              31.1  302 Certification

              31.2  302 Certification

              32.1  906 Certification

On April 20, 2004 the Company filed a Form 8-K to report its March 31, 2004 quarterly earnings.

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


August 6, 2004                           /s/ Vince A. Elhilow
--------------                           --------------------------
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



August 6, 2004                                          /s/ Richard D. Aldred
-------------------                                   ------------------------
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

                                  EXHIBIT 32.1

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

                                                                    Exhibit 32.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Vince A. Elhilow, President and Chief Executive Officer and Richard D. Aldred, Executive Vice President, Chief Financial Officer and Treasurer of Fidelity Bankshares, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the annual report of the Company on Form 10-Q for the fiscal ended June 30, 2004 and that to the best of his knowledge:

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


August 6, 2004                         /s/ Vince A. Elhilow
----------------                       ----------------------------------------
Date                                       President and Chief Executive Officer


August 6, 2004                          /s/ Richard D. Aldred
----------------                        ----------------------------------------
Date                                        Executive Vice President,
                                            Chief FinancialOfficer and Treasurer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                           FIDELITY BANKSHARES, INC.






Date:  August 6, 2004                By:   /s/ Vince A. Elhilow
                                          ------------------------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer





Date:  August 6, 2004                      /s/ Richard D. Aldred
                                               Richard D. Aldred
                                           -----------------------------------
                                               Executive Vice President
                                               Chief Financial Officer