Form 10-Q
period 2004-11-08
FIDELITY BANKSHARES INC
filed 2004-11-08
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from  ___________________to___________________

    Commission File Number   0-29040
                             --------
                            Fidelity Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                                      65-0717085
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 205 Datura Street, West Palm Beach, Florida                         33401
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code.)

                                 (561) 803-9900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: There were 15,132,046 shares of the Registrant's common stock par value $.10 per share outstanding as of November 4, 2004.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

  Item 1. Financial Statements.................................................1

          Unaudited Condensed Consolidated Statements of Financial Condition as
              of December 31, 2003 and September 30, 2004......................2

          Unaudited Condensed Consolidated Statements of Operations for the
              three and the nine months ended September 30, 2003 and 2004......3

          Unaudited Condensed Consolidated Statements of Comprehensive
              Operations for the three and the nine months ended September 30,
              2003 and 2004....................................................4

          Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2004.........................5

          Notes to Unaudited Condensed Consolidated Financial Statements.......6

  Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................14

  Item 3. Quantitative and Qualitative Disclosure About Market Risk...........20

  Item 4. Controls and Procedures.............................................25

PART II.      OTHER INFORMATION...............................................26

              Item 1.    Legal Proceedings....................................26

              Item 2.    Changes in Securities................................27

              Item 3.    Default Upon Senior Securities.......................27

              Item 4.    Submission of matters to a Vote of Security..........27

              Item 5.    Other Information....................................27

              Item 6.    Exhibits and Reports on Form 8-K.....................27

EXHIBITS

              Section 302 Certification

              Section 906 Certification

PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                              December 31,       September 30,
                                                                                                 2003                2004
                                                                                           ================    =================
ASSETS                                                                                        (In thousands, except share
                                                                                                and per share data)
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................                $    76,090          $    65,261
     Interest-earning deposits................................................                     33,797               11,326
                                                                                              -----------          -----------
         Total cash and cash equivalents......................................                    109,887               76,587
                                                                                              -----------          -----------
ASSETS AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                    122,731              176,212
     Mortgage-backed securities...............................................                    471,228              474,118
                                                                                              -----------          ------------
         Total assets available for sale......................................                    593,959              650,330
LOANS RECEIVABLE, Net.........................................................                  2,191,696            2,555,173
OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                     73,553               77,158
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                     13,322               19,263

ACCRUED INTEREST RECEIVABLE...................................................                     11,127               13,512
DEFERRED INCOME TAX ASSET.....................................................                      7,598                5,185
OTHER ASSETS                                                                                       47,080               47,357
                                                                                              -----------          -----------
TOTAL ASSETS                                                                                  $ 3,048,222          $ 3,444,565
                                                                                              ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................                $ 2,460,101          $ 2,693,526
OTHER BORROWED FUNDS..........................................................                     42,089               37,816
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................                    264,561              385,250
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                      2,816               23,996
DRAFTS PAYABLE................................................................                        202                2,472
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
     JUNIOR SUBORDINATED DEBENTURES...........................................                     52,320               52,320
OTHER LIABILITIES.............................................................                     41,624               46,946
                                                                                              -----------          -----------
     TOTAL LIABILITIES........................................................                  2,863,713            3,242,326
                                                                                              -----------          -----------
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                          -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     15,024,648 shares issued at December 31, 2003 and 15,131,946 shares issued
         at September 30, 2004................................................                      1,502                1,513
ADDITIONAL PAID IN CAPITAL....................................................                    106,392              107,296
RETAINED EARNINGS - substantially restricted..................................                     89,793              102,941
TREASURY STOCK - at cost, 314,694 shares at December 31, 2003 and
     294,865 shares at September 30, 2004.....................................                     (1,794)              (1,748)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan............................................                     (4,257)              (3,996)
     Recognition and retention plan...........................................                     (4,410)              (3,360)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                     (2,717)                (407)
                                                                                              ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY...............................................                    184,509              202,239
                                                                                              ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................               $  3,048,222         $  3,444,565
                                                                                             =============        =============

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                     For the                        For the
                                                                                Three Months Ended           Nine Months Ended
                                                                                    September 30,               September 30,
                                                                                 2003         2004           2003        2004
                                                                             =================================================
                                                                                    (In Thousands, except per  share data)
Interest income:
     Loans.............................................................     $  32,320     $ 36,778   $    96,056      $ 103,458
     Investment securities.............................................           129        1,022           752          2,517
     Other investments.................................................           419          234         1,410            876
     Mortgage-backed and corporate debt securities.....................         2,560        4,952         8,377         13,288
                                                                            ---------    ---------     ----------     ----------
         Total interest income.........................................        35,428       42,986       106,595        120,139
                                                                            ---------    ---------     ----------     ----------
Interest expense:
     Deposits..........................................................         9,728        9,945        29,153         28,909
     Advances from Federal Home Loan Bank and other borrowings.........         4,643        5,301        13,914         14,992
                                                                            ---------    ---------     ----------     ----------
         Total interest expense........................................        14,371       15,246        43,067         43,901
                                                                            ---------    ---------     ----------     ----------

Net interest income....................................................        21,057       27,740        63,528         76,238

Provision for loan losses..............................................           558          783         2,041          2,174
                                                                            ---------    ---------     ----------     ----------

Net interest income after provision for loan losses....................        20,499       26,957        61,487         74,064
                                                                            ---------    ---------     ----------     ----------
Other income:
     Service charges on deposit accounts...............................         2,957        2,740         7,061         8,374
     Fees for other banking services...................................         2,555        2,830         7,412         8,499
     Net gain on sale of loans.........................................           118          134         3,731           391
     Net gain on sale of investments...................................             -           81             -         1,134
     Miscellaneous.....................................................           239          460           696         1,467
                                                                             ---------    ---------     ---------      --------
         Total other income............................................         5,869        6,245        18,900        19,865
                                                                             ---------    ---------     ---------      --------
Operating expense:
     Employee compensation and benefits................................        11,235       13,110        33,635        37,576
                                                                      .

     Occupancy and equipment..........................................          3,703        4,403        10,534        12,356
     (Gain)/loss on real estate owned and other repossessed assets.....            (7)          (8)           27           (18)
     Marketing.........................................................           482          523         1,482         1,631
     Federal deposit insurance premium.................................            82           96           236           279
     Miscellaneous.....................................................         3,650        4,953        10,777        13,266
                                                                            ---------     --------       -------       --------
         Total operating expense.......................................        19,145       23,077        56,691        65,090
                                                                            ---------     --------       -------       --------

Income before provision for income taxes...............................         7,223       10,125        23,696        28,839
                                                                            ---------     --------       -------       --------

Provision for income taxes.............................................         2,838        3,943         9,263        11,282
                                                                            ---------     --------       -------       --------
              Net income...............................................     $   4,385       $6,182      $ 14,433      $ 17,557
                                                                            =========     ========       ========      ========

Earnings per share:
     Basic.............................................................     $    0.30     $   0.42       $  1.00      $   1.20
                                                                            =========     ========       ========      =========
     Diluted...........................................................     $    0.30     $   0.41       $  0.99      $   1.16
                                                                            =========     ========       ========      =========

Dividends declared per share...........................................     $    0.10     $   0.10       $  0.00      $   0.30
                                                                            =========     ========       ========      =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
-------------------------------------------------------------------------------

                                                                                 For the                       For the
                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30,                  September 30,
                                                                            2003        2004                2003         2004
                                                                       ==========================================================
                                                                                              (In Thousands)


Net Income...........................................................     $ 4,385      $ 6,182           $ 14,433       $ 17,557
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on assets available for sale..........      (1,063)       7,738             (1,165)         2,310
                                                                         ---------     ---------         ---------      ---------

Comprehensive income.................................................     $ 3,322      $13,920           $ 13,268       $ 19,867
                                                                         ========      =========         =========      =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                      2003              2004
                                                                                    =========================
                                                                                          (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $ 14,433          $ 17,557
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................               3,060             4,354
   ESOP and recognition and retention plan compensation expense........               1,796             1,998
   Accretion of discounts, amortization of premiums and goodwill, and                  (497)           (2,719)
    other deferred yield items.........................................
   Provision for loan losses...........................................               2,041             2,174
   Provisions for losses and net (gains) losses on sales of real estate                 (29)              (12)
owned
   Net (gain) loss on sale of:
         Loans.........................................................              (3,731)             (391)
         Government & Agency Securities................................                    -             (126)
         Mortgage Backed Securities....................................                    -           (1,008)
         Office properties and equipment...............................                  59              (394)
   Increase in accrued interest receivable.............................                (865)           (2,385)
   Increase in other assets............................................              (8,264)             (385)
   (Decrease) increase in drafts payable...............................              (4,118)            2,270
   Decrease in deferred income taxes...................................                 766               936
   Increase in other liabilities.......................................               6,998             5,308
                                                                                   --------          --------
         Net cash provided by operating activities.....................              11,649            27,177
                                                                                   --------          --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................            (287,480)         (358,670)
Principal payments received on mortgage-backed securities..............             223,586           148,065
Purchases of:
   Loans...............................................................             (30,988)          (29,020)
   Mortgage-backed securities..........................................            (584,009)         (323,446)
   Federal Home Loan Bank stock........................................                (955)          (16,567)
   Investment securities...............................................             (55,104)          (59,755)
   Office properties and equipment.....................................              (6,505)           (9,252)
Proceeds from sales of:
   Loans...............................................................             175,746            26,559
   Federal Home Loan Bank stock........................................                 229            10,626
   Investment securities...............................................                   -             4,922
   Repossessed assets acquired in settlement of loans..................                 840                74
   Mortgage backed securities..........................................                   -           177,606
   Office properties and equipment.....................................                 550               502
Proceeds from maturities of municipal bonds and government and agency               119,000                 -
securities
Purchase of insurance company assets...................................                (191)                -
Other..................................................................                (518)            1,088
                                                                                   ---------         --------
         Net cash used for investing activities........................            (445,799)         (427,268)
                                                                                   ---------         ---------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of stock options,                   308               164
net of issuance costs..................................................
Purchase of treasury stock.............................................                 (10)                -
Cash dividends paid....................................................              (4,335)           (4,394)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................             517,660           280,666
   Certificates of deposit.............................................             (58,035)          (47,241)
   Advances from Federal Home Loan Bank................................              14,375           120,689
   Other borrowed funds................................................             (15,691)           (4,273)
   Advances by borrowers for taxes and insurance.......................              18,025            21,180
                                                                                   --------          --------
         Net cash provided by financing activities.....................             472,297           366,791
                                                                                   --------          --------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS....................              38,147           (33,300)
CASH AND CASH EQUIVALENTS, Beginning of period.........................             129,666           109,887
                                                                                   --------          --------
CASH AND CASH EQUIVALENTS, End of period...............................            $167,813          $ 76,587
                                                                                   ========          ========

See Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company conducts no significant business other than holding the common stock of the Bank and its special purpose trusts, Fidelity Capital I and Fidelity Capital II. Consequently, its net income is derived from the operations of the Bank. In the opinion of the Company's management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2004 and the results of its consolidated operations and cash flows for the period then ended, all of which are of a normal and recurring nature, have been included.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which addresses consolidation of variable interest entities ("VIEs") certain of which are also referred to as special purpose entities ("SPEs"). The FASB revised FIN 46 in December 2003. VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under the provisions of FIN 46, a company is to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected returns if they occur, or both. The implementation of FIN 46 is required for public entities at the end of the first interim period ending after March 15, 2004 if the VIE was created before February 1, 2003, with early adoption allowed, and immediately for entities created after February 1, 2003. The Company early adopted FIN 46 and has deconsolidated the Fidelity Capital Trust I at December 31, 2003. The deconsolidation of Fidelity Capital Trust I did not have a material impact on the Company's consolidated financial position or results of operations.

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

Certain amounts in the financial statements have been reclassified to conform with the September 30, 2004 presentation.

2.   STOCK OPTION PLANS

At September 30, 2004, the Company has one stock-based compensation plan. At September 30, 2003, the Company had three stock-based compensation plans, of which two expired on January 7, 2004. The Company accounts for these plans using the intrinsic value method. Accordingly, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation using the Black-Scholes model.



                                                                                   For the                     For the
                                                                             Three Months Ended           Nine Months Ended
                                                                                September 30,               September 30,
                                                                           2003             2004          2003          2004
                                                                        ==========      ===========    ==========    ==========
                                                                               (In Thousands)                (In Thousands)


Net Income, as reported...............................................  $  4,385        $  6,182         $ 14,433      $ 17,557
    Add: Total stock-based employee compensation expense
included
      in reported net earnings, net of related tax effects............       231             192              731           640
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects......................      (376)           (317)          (1,126)       (1,190)
                                                                        ---------        ---------       ----------    ---------

Pro forma net income..................................................  $  4,240         $ 6,057         $ 14,038      $ 17,007
                                                                        =========        =========       ==========    ==========

    Basic - as reported................................................     0.30            0.42             1.00          1.20
    Basic - pro forma..................................................     0.29            0.41             0.97          1.16

    Diluted - as reported..............................................     0.30            0.41             0.99          1.16
    Diluted - pro forma................................................     0.29            0.40             0.96          1.13


3.   LOANS RECEIVABLE

Loans receivable at December 31, 2003 and September 30, 2004, consist of the following:

                                                                             December 31,       September 30,
                                                                                2003               2004
                                                                            ==============    ===============
                                                                                        (In Thousands)

One-to four-single family, residential real estate mortgages.........         $1,002,573        $1,087,955
Commercial and multi-family real estate mortgages....................            753,890           914,106
Real estate construction-primarily residential.......................            470,016           593,679
Land loans-primarily residential.....................................             36,660            52,624
                                                                              ----------        ----------
Total first mortgage loans...........................................          2,263,139         2,648,364
Consumer loans.......................................................            185,450           215,633
Commercial business loans............................................            131,292           133,764
                                                                              ----------        ----------
Total gross loans....................................................          2,579,881         2,997,761
Add/(deduct):
     Undisbursed portion of loans in process.........................           (374,974)         (426,928)
     Unearned discounts, premiums and deferred loan fees (costs), net             (2,092)           (2,591)
     Allowance for loan losses.......................................            (11,119)          (13,069)
                                                                              -----------       -----------

Loans receivable-net.................................................         $2,191,696        $2,555,173
                                                                              ==========        ==========

During the quarter ended September 30, 2004, the Company sold $9.0 million in loans, which resulted in net gains of approximately $134,000. At September 30, 2004, the Company held $966,000 in loans available for sale.

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 2003 and the three and nine month periods ended September 30, 2003 and 2004, is as follows:

                                                                 For the Three Months            For the Nine Months
                                                                         Ended                          Ended
                                                                      September 30,                 September 30,
                                                                 2003            2004              2003           2004
                                                               ========================         =========================
                                                                        (In Thousands)               (In Thousands)

Balance at beginning of period......                          $   9,730        $ 12,436          $ 8,318       $ 11,119
Current provision...................                                558             783            2,041          2,174
Charge-offs.........................                               (246)           (150)            (317)          (249)
Recoveries..........................                                  -              -                -              25
                                                              ---------        ---------         ---------     ---------
Ending balance......................                          $  10,042        $ 13,069          $10,042       $ 13,069
                                                              =========        =========         =========     =========

An analysis of the recorded investment in impaired loans owned by the Company at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                    December 31, 2003           September 30, 2004
                                                                 ====================================================
                                                                   Loan        Related         Loan         Related
                                                                  Balance      Allowance       Balance      Allowance
                                                                 ----------------------------------------------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  3,508      $    598      $  3,201       $    564
Loans without related allowance for loan losses.............        9,162             -         5,543              -
                                                                 --------      --------      --------       --------
         Total..............................................     $ 12,670      $    598      $  8,744       $    564
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

5.   DEPOSITS

The weighted-average interest rates on deposits at December 31, 2003 and September 30, 2004 were 1.51% and 1.50%, respectively. Deposit accounts, by type at December 31, 2003 and September 30, 2004 consist of the following:


                                                                December 31,   September 30,
                        Account Type and Rate                         2003           2004
                                                                  ========= ==============
                                                                        (In Thousands)

Non-interest-bearing checking accounts.....................     $  294,358    $  324,080
Interest-bearing checking and funds transfer accounts......        566,028       650,826
Passbook and statement accounts............................        615,972       745,253
Variable-rate money market accounts........................        297,864       334,729
Certificates of deposit....................................        685,879       638,638
                                                                ----------    ----------
Total......................................................     $2,460,101    $2,693,526
                                                                ==========    ==========

6.   REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                        ------------------------------------------------------------------------------
                                            Ratio      Amount         Ratio         Amount        Ratio         Amount
                                        ------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

As of December 31, 2003 Stockholders'
     Equity and ratio to total assets          7.2%     $220,528
                                          ========


Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      1,060
Goodwill.............................                     (5,615)
Disallowed servicing assets..........                       (124)
                                                        ---------
Tangible capital and ratio to
     adjusted total assets...........          7.1%     $  215,849        1.5%      $   45,630
                                          ========      ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.1%     $  215,849        3.0%      $   91,259        5.0%       $ 152,099
                                          ========      ==========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.3%     $  215,849        4.0%      $   83,790        6.0%       $ 125,685
                                          ========                     ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                       10,149
                                                        ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         10.8%     $  225,998        8.0%       $ 167,580       10.0%       $ 209,475
                                          ========      ==========      ======        =========     ======        =========

Total assets.........................                   $3,045,981
                                                        ==========

Adjusted total assets................                   $3,041,980
                                                        ==========

Risk-weighted assets.................                   $2,094,753
                                                        ==========


As of September 30, 2004
     Stockholders' Equity and ratio            7.0%     $  242,380
                                           =======
     to total assets.................

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                       (1,250)
Goodwill.............................                       (2,676)
Disallowed servicing assets..........                         (124)
                                                        -----------
Tangible capital and ratio to
     adjusted total assets...........          6.9%     $  238,330         1.5%       $  51,552
                                          ========      ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          6.9%     $  238,330         3.0%       $ 103,104        5.0%       $ 171,840
                                          ========      ==========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......          9.3%     $  238,330         4.0%       $ 102,255        6.0%       $ 153,383
                                          ========      ==========      ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                       12,009
                                                        ----------
Total risk-based capital and ratio to
     risk-weighted total assets......          9.8%     $  250,339         8.0%       $ 204,510       10.0%       $ 255,638
                                          ========      ==========      ======        =========     ======        =========

Total assets.........................                   $3,441,651
                                                        ==========
Adjusted total assets................                   $3,436,802
                                                        ==========

Risk-weighted assets.................                   $2,556,381
                                                        ==========

7.   EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including the adjustments for the stock options, for the three and the nine month periods ended September 30, 2003 and 2004, are as follows:


                                                For the Three Months Ended           For the Three Months Ended
                                                  September 30, 2004                    September 30, 2003
                                         ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                                       (Dollars In Thousands, except per share data)

Net income.....................    $4,385,000                                $6,182,000
                                   ==========                                ==========
Basic EPS:
Mortgage loans.............
Income available to
     common stockholders.......    $4,385,000   14,554,241        $0.30      $6,182,000      14,710,810   $   0.42
                                   ==========                   ========     ==========                   ========
Effect of diluted shares:
     Common stock options and                      244,060                                      434,203
                                                ----------                                   -----------
grants
Diluted EPS:
Income available to
     common stockholders.......    $4,385,000   14,798,301        $0.30      $6,182,000      15,145,013   $   0.41
                                   ==========   ==========      ========     ==========      ===========  ========




                                              For the Nine Months Ended             For the Nine Months Ended
                                                September 30, 2004                     September 30, 2003
                                         ----------------------------------- ---------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                                       (Dollars In Thousands, except per share data)

Net income.....................        $14,433,000                           $ 17,557,000
                                       ===========                            ===========
Basic EPS:
Mortgage loans.............
Income available to
     common stockholders.......        $14,433,000   14,474,561    $1.00     $ 17,557,000    14,662,944     $1.20
                                       ============                ======     ===========                   ======
Effect of diluted shares:
     Common stock options and                           117,717                                 427,033
                                                     -----------                             ----------
grants
Diluted EPS:
Income available to
     common stockholders.......        $14,433,000   14,592,278    $0.99     $917,557,000    15,089,977     $1.16
                                       ===========   ===========  =======    ============    ==========     ======


ESOP shares that have not been committed to be released are not considered to be outstanding.

8. OTHER COMPREHENSIVE INCOME (LOSS)

An analysis of the changes in Accumulated Other Comprehensive Loss for the periods ended September 30, 2003 and 2004, is as follows:


                                                For the Three Months Ended            For the Nine Months Ended
                                                      September 30,                         September 30,
                                                  2003             2004                   2003            2004
                                            -----------------------------             --------------------------
                                                        Unrealized                           Unrealized
                                                          Losses                               Losses
                                                       On Securities                        On Securities
                                            =================================== ===== ==========================
                                                                      (In Thousands)

  Beginning balance...............          $ (3,637)         $ (8,145)                 $ (3,535)       $ (2,717)
  Current-period change...........            (1,063)            7,738                    (1,165)          2,310
                                           ----------        ----------                -----------      ----------
  Ending balance..................          $ (4,700)         $   (407)                 $ (4,700)       $   (407)
                                           ==========        ==========                ===========      ==========


An analysis of the related tax effects allocated to Other  Comprehensive  Income
(Loss) is as follows:


                                                  For the Three Months Ended              For the Three Months Ended
                                                      September 30, 2003                      September 30, 2004
                                              ------------------------------------    -----------------------------------
                                                              Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ =========== == =========== =========== ===========
                                                                             (In Thousands)
Unrealized gain (loss) on
assets available for sale:
Unrealized holding gains
     (losses) arising during                    $(1,742)     $   679    $(1,063)       $12,766    $(4,979)      $ 7,787
     period..............................
Reclassification adjustment
     for (gains) losses
     realized in net income..............            -             -          -            (81)        32           (49)
                                                --------      --------   --------       --------   --------     --------
Other comprehensive
     income  (loss)......................       $(1,742)     $   679    $(1,063)       $12,685    $(4,947)      $ 7,738
                                               =========     ========   =========      ========   =========      ========




                                                   For the Nine Months Ended              For the Nine Months Ended
                                                      September 30, 2003                      September 30, 2004
                                              ------------------------------------    -----------------------------------
                                                          Tax                                     Tax
                                              Before-tax   (Expense)   Net-of-Tax     Before-tax  (Expense)   Net-of-Tax
                                                Amount      Benefit      Amount         Amount     Benefit      Amount
                                              =========== ============ =========== == =========== =========== ===========
                                                                              (In Thousands)
Unrealized gain (loss) on
assets available for sale:
Unrealized holding gains
     (losses) arising during                    $(1,910)     $   745    $ (1,165)      $  4,922    $ (1,920)   $   3,002
     period...........................
Reclassification adjustment for
     (gains) losses realized in
     net income.......................                -           -          -           (1,134)        442         (692)
                                                ---------   ---------    --------        ---------  ---------    --------
Other comprehensive
     income (loss)....................          $(1,910)     $   745    $ (1,165)      $  3,788    $ (1,478)   $   2,310
                                               =========    ========    =========      ========     =========    =========


9. COMMITMENTS AND CONTINGENCIES

On September 22, 2004, the Company and First Community Bancorp, Inc. ("First Community") signed a definitive agreement in which the Company will acquire First Community in an exchange of cash and stock. The transaction, which was valued at $27.1 million, will result in payment by the Company of approximately $14 million in cash and the issuance of approximately 350,000 shares of the Company's common stock to stockholders of First Community. At September 30, 2004, First Community had total assets of $157.1 million, loans of $94.1 million, deposits of $144.8 million and equity of $11.6 million. Subject to necessary regulatory approvals and First Community stockholder approval, the transaction is expected to close in the first quarter of 2005.

The Company is subject to various claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, the disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

10. SUBSEQUENT EVENTS

On October 20, 2004, the Company received the net proceeds, approximately $29.9 million, from the issuance of trust preferred securities through Fidelity Capital Trust III that will bear interest at the same rate as the three month LIBOR plus 1.97%. These securities mature in 2034. The proceeds from this issuance will be used to redeem the securities issued from Fidelity Capital Trust I, due in January 2028. The redemption of securities issued under Fidelity Capital Trust I is expected to occur on November 24, 2004. As a result of this redemption, the Company will incur a charge against income in the fourth quarter of 2004, resulting from the write off of $1.1 million unamortized, deferred issuance costs, pertaining to Fidelity Capital Trust I.

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

Recent Developments.

On September 22, 2004, the Company and First Community Bancorp, Inc. ("First Community") signed a definitive agreement in which the Company will acquire First Community in an exchange of cash and stock. The transaction, which was valued at $27.1 million, will result in payment by the Company of approximately $14 million in cash and the issuance of approximately 350,000 shares of the Company's common stock to stockholders of First Community. At September 30, 2004, First Community had total assets of $157.1 million, loans of $94.1 million, deposits of $144.8 million and equity of $11.6 million. Subject to necessary regulatory approvals and First Community stockholder approval, the transaction is expected to close in the first quarter of 2005 and be accretive to the Company's net income in the first year.

On October 20, 2004, the Company received the net proceeds, approximately $29.9 million, from the issuance of trust preferred securities through Fidelity Capital Trust III that will bear interest at the same rate as the three month LIBOR plus 1.97%. These securities mature in 2034. The proceeds from this issuance will be used to redeem the securities issued from Fidelity Capital Trust I, due in January 2028. The redemption of securities issued under Fidelity Capital Trust I is expected to occur on November 24, 2004. As a result of this redemption, the Company will incur a charge against income in the fourth quarter of 2004, resulting from the write off of $1.1 million unamortized, deferred issuance costs, pertaining to Fidelity Capital Trust I.

Other Comprehensive Operations.

The Company's only component of Other Comprehensive Operations for the three and the nine months ended September 30, 2004 and 2003 is the change in the unrealized gain or loss on assets available for sale.

Other comprehensive income for the nine months ended September 30, 2004 was $2.3 million compared to an other comprehensive loss of $1.2 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, due to declining market interest rates, the market value of the Company's assets available for sale increased by $3.8 million which, net of income tax of $1.5 million, resulted in other comprehensive income of $2.3 million. During the nine months ended September 30, 2003, due to rising market interest rates, the market value of the Company's assets available for sale decreased by $1.9 million, which net of income tax benefit of $745,000 resulted in other comprehensive loss of $1.2 million.

Other comprehensive income for the quarter ended September 30, 2004 was $7.7 million compared to other comprehensive loss of $1.1 million for the quarter ended September 30, 2003. During the quarter ended September 30, 2004, due to declining market interest rates, the market value of the Company's assets available for sale increased by $12.7 million which, net of income tax of $5.0 million, resulted in other comprehensive income of $7.7 million. As the result of market increases in interest rates during the quarter ended September 30, 2003, the market value of the Company's assets available for sale decreased by $1.7 million which, net of income tax benefit of $679,000, resulted in other comprehensive loss of $1.1 million.

Changes in Financial Condition.

The Company's assets increased by $396.3 million from $3.0 billion at December 31, 2003 to $3.4 billion at September 30, 2004. Cash and assets available for sale increased by $23.1 million. Net loans receivable increased by $363.4 million. All other assets increased by $9.8 million. Funds were provided for these increases in assets by an increase in deposits of $233.4 million, an increase in advances from the FHLB of $120.7 million, an increase in all other liabilities of $24.5 million and an increase in stockholders' equity of $17.7 million. The increase in stockholders'equity is primarily due to net income of $17.6 million, net of dividends declared, and a decrease in accumulated other loss, which resulted from an increase in the market value of assets available for sale.

Results of Operations.

Net income for the nine months ended September 30, 2004 was $17.6 million, a $3.2 million increase compared to $14.4 million for the same 2003 period. This increase was attributable to an increase in net interest income of $12.7 million along with an increase in other income of $965,000. The increase in net interest income consisted of an increase in interest income of $13.5 million offset by an increase in interest expense of $834,000. The increase in other income included a gain on the sale of securities of $1.1 million for the nine months ended September 30, 2004. Partially offsetting these increases were increases in operating expenses of $8.4 million and increases in the provision for income taxes of $2.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Net income for the quarter ended September 30, 2004 was $6.2 million, a $1.8 million increase compared to $4.4 million for the same 2003 quarter. This increase was attributable to an increase of $6.7 million in net interest income along with an increase in other income of $376,000. The increase in net interest income consisted of an increase in interest income of $7.6 million partially offset by an increase in interest expense of $875,000. Partially offsetting these increases were an increase in operating expenses of $3.9 million and an increase in the provision for income taxes of $1.1 million for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

Interest Income.

Interest income for the nine months ended September 30, 2004, totaled $120.1 million, representing an increase of $13.5 million or 12.7% compared to the same period in 2003. Interest income from loans increased by $7.4 million, primarily as a result of a 17.9% increase in the average balance of loans to $2.4 billion from $2.0 billion for the nine months ended September 30, 2004 and 2003, respectively. The increase in the average balance of loans was offset by a decrease in the average yield on loans to 5.83% for the nine months ended September 30, 2004 from 6.38% for the same period in 2003. Interest income from mortgage-backed securities increased to $13.3 million for the nine months ended September 30, 2004 from $8.4 million for the 2003 period. This increase was due to an increase in the average balance of these securities of $96.2 million. The average yield on mortgage-backed securities for the nine months ended September 30, 2004 increased to 3.78% from 3.00%. There was an increase in interest income from investment securities of $1.8 million principally resulting from an increase in the average balance of such securities to $153.1 million for the nine months ended September 30, 2004 from $44.6 million for the nine months ended September 30, 2003. The increase in the average balance of investment securities was slightly offset by a decrease in the average yield on these securities to 2.19% for the nine months ended September 30, 2004 from 2.24% for the same period in 2003. Interest income on other investments decreased by $534,000 due mainly to a decrease in the average balance on these investments to $75.8 million from $130.9 million slightly offset by an increase in the average yield to 1.54% from 1.44% for the periods ended September 30, 2004 and 2003, respectively.

Interest income for the quarter ended September 30, 2004, totaled $43.0 million, representing an increase of $7.6 million or 21.3% compared to the same quarter in 2003. Interest income from loans increased by $4.5 million, primarily as a result of a 20.9% increase in the average balance of loans to $2.5 billion from $2.0 billion for the quarters ended September 30, 2004 and 2003, respectively. This increase in average balance of loans was offset by a decrease in the average yield on loans to 5.88% for the quarter ended September 30, 2004 from 6.25% for the same period ended September 30, 2003. Interest income from mortgage-backed securities increased to $5.0 million for the quarter ended September 30, 2004 from $2.6 million for the 2003 quarter. The average balance of these securities increased to $498.8 million from $482.7 million and the average yield increased to 3.97% from 2.12% There was an increase in interest income from investment securities of $893,000 resulting from an increase in the average balance of these securities to $173.5 million from $20.9 million, slightly offset by a decrease in the average yield of these securities to 2.36% for the quarter ended September 30, 2004 from 2.45% for the quarter ended September 30, 2003. Interest income on other investments decreased by $185,000 due mainly to a decrease in the average balance on these investments to $36.5 million from $142.2 million for the quarters ended September 30, 2004 and 2003, respectively.

Interest Expense.

Interest expense for the nine months ended September 30, 2004, totaled $43.9 million, an increase of $834,000 from the same period in 2003. The reason for this increase was a decrease in interest expense on deposits of $244,000, offset by an increase in interest expense of $1.1 million from the Company's borrowings. While the average balance of deposits increased to $2.6 billion for the nine months ended September 30, 2004 compared to $2.2 billion for the nine months ended September 30, 2003, the cost of those deposits declined to 1.47% compared to 1.79% for the comparative period. The decline in the cost of deposits had two principal causes: (a) the Bank's core deposits, which consist of interest-bearing and non interest-bearing transaction accounts, money market accounts and passbook accounts increased as a percentage of total deposits to 76.3% at September 30, 2004 from 69.9% at September 30, 2003, and (b) the majority of the Bank's maturing certificates of deposit repriced in a lower rate environment. The decrease in interest expense on deposits is offset by a $1.1 million increase in interest expense on advances from the Federal Home Loan Bank and other borrowings. This increase is caused primarily by an increase in the average balance of borrowings to $404.4 million from $335.6 million partially offset by a decrease in the average cost of borrowed funds to 4.94% for the nine months ended September 30, 2004 from 5.53% for the comparable 2003 period.

Interest  expense  for the quarter  ended  September  30,  2004,  totaled  $15.2 million, an increase of $875,000 from the same quarter in 2003. The reason for this increase was an increase in interest expense on deposits of $217,000 and an increase in interest expense from borrowings of $658,000. While the average balance of deposits increased to $2.7 billion for the quarter ended September 30, 2004 compared to $2.3 billion for the quarter ended September 30, 2003, the cost of those deposits declined to 1.48% compared to 1.67% for the comparative quarter. The decline in the cost of deposits had two principal causes: (a) the Bank's core deposits, which consist of interest-bearing and non interest-bearing transaction accounts, money market accounts and passbook accounts increased as a percentage of total deposits from 69.9% at September 30, 2003 to 76.3% at September 30, 2004, and (b) the majority of the Bank's maturing certificates of deposit repriced in a lower rate environment. The increase on borrowings expense is caused primarily by an increase in the average balance of borrowings to $460.1 million from $332.2 million, offset by a decrease in the average cost of borrowed funds to 4.61% for the quarter ended September 30, 2004 from 5.59% for the comparable 2003 quarter.

Net Interest Income.

During the nine months ended September 30, 2004, the Company's interest income increased by $13.5 million compared to the same period in 2003, while interest expense increased by $834,000, resulting in net interest income of $76.2 million for the nine months ended September 30, 2004, a $12.7 million or 20.0% increase from the nine months ended September 30, 2003.

During the quarter ended September 30, 2004, the Company's interest income increased by $7.6 million compared to the same quarter in 2003, while interest expense increased by $875,000, resulting in net interest income of $27.7 million for the quarter ended September 30, 2004, a $6.7 million or, 31.7% increase from the quarter ended September 30, 2003.

Provision for Loan Losses.

The provision for loan losses was $2.2 million for the nine months ended September 30, 2004, compared to $2.0 million for the nine months ended September 30, 2003. Loan charge-offs, net of recoveries were $224,000 for the nine months ended September 30, 2004, compared to $317,000 for the same period in 2003. The growth in the allowance is due to growth in the Company's loan portfolio. The provision for the nine months ended September 30, 2004 is deemed adequate by management, considering the risks known and inherent in the Bank's loan portfolio.

The provision for loan losses was $783,000 for the quarter ended September 30, 2004, compared to $558,000 for the quarter ended September 30, 2003. During the quarter ended September 30, 2004, loan charge-offs, net of recoveries totaled $150,000 compared to $246,000 for the quarter ended September 30, 2003. The provision for the quarter ended September 30, 2004 is deemed adequate by management, reflecting the risks inherent in the Bank's loan portfolio.

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

Other Income.

Other income for the nine months ended September 30, 2004 was $19.9 million, representing an increase of $965,000 compared to the same period in 2003. This increase is due to an increase in fees for other banking services of $1.1 million to $8.5 million from $7.4 million and an increase in service charges on deposit accounts of $1.3 million to $8.4 million from $7.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in service charges on deposit accounts was caused primarily by the increase in the number of core deposit accounts at September 30, 2004 from September 30, 2003.
Offsetting this increase is a decrease in net gain on sale of loans of $3.3 million. The 2003 sales included a gain of $1.5 million on the sale of approximately $50.0 million of loans from the existing portfolio, which occurred during the first quarter of 2003. The balance of loan sales in 2003 of $122.0 million generated $2.2 million in net gain, representing the Company's commencement of loan sales into the secondary markets. The Company initiated the loan sales program to provide additional non interest income, reduce interest rate risk and as a capital management tool during 2003. The Company has principally sold certain of its 30 year, fixed rate, residential mortgage production. During 2004, our customers have opted to finance principally with 3 to 7 year adjustable rate loans. As a result, the Company has had fewer loans available for sale in 2004, as compared to 2003. Also contributing to the increase in other income was a gain on sale of investments of $1.1 million for the nine months ended September 30, 2004. There were no sales of investment in the nine months ended September 30, 2003. Miscellaneous other income, which has increased by $771,000 for the nine months ended September 30, 2004 compared to the same period in 2003, includes a gain of approximately $400,000 on the sale of surplus property adjacent to one of the Bank's branches.

Other income for the quarter ended September 30, 2004 was $6.2 million, representing an increase of $376,000 compared to the same quarter in 2003. The increase is principally attributable to an increase in fees for other banking services. Fees for other banking services, which include insurance sales, increased by $275,000 to $2.8 million from $2.6 million and service charges on deposit accounts decreased by $217,000 to $2.7 million from $3.0 million for the quarters ended September 30, 2004 and 2003, respectively. During the quarter ended September 30, 2004, the Bank's service area experienced two hurricanes. Management waived many deposit related fees during this period, but has not identified the specific amount. Other increases include a $81,000 gain on the sale of securities.

Operating Expense.

Operating expense increased by $8.4 million to $65.1 million for the nine months ended September 30, 2004 when compared to the same nine month period in 2003. Of this increase, $3.9 million is attributable to employee compensation and benefits expense. The increase in compensation costs are principally due to additional personnel to staff new offices, compensation for expansion of the company's lending and other income production activities, increased incentive compensation due to increased profitability, increased commissions on insurance sales, together with normal salary increases. At September 30, 2004, the Company employed 760 full time equivalent employees, compared to 724 at September 30, 2003. The increase of $1.8 million in occupancy and equipment costs reflects the Company's continued expansion of offices and investment in technology to better serve our customers and includes approximately $250,000 in estimated damages from hurricanes in the quarter ended September 30, 2004. Miscellaneous operating costs increased by $2.5 million due mainly to operating the new customer service facilities, although $1.3 million of the costs are attributable to increased costs from customer check fraud. Of this amount, $498,000 related to an item processing conversion, during which amounts were misapplied to customers accounts. All items were resolved or written off during the quarter ending September 30, 2004.

Compared to the quarter ending September 30, 2003, operating expense for the quarter ending September 30, 2004 increased by $3.9 million to $23.1 million. Of this increase, $1.9 million is attributable to employee compensation and benefits. Increases in employee compensation and benefits expense were primarily attributable to an increase in incentive compensation as a result of increased profitability, additional personnel to serve deposit and loan customers, as well as production of increased fee based income, together with normal salary increases. Occupancy and equipment costs and miscellaneous operating costs increased by $700,000, which mainly reflects the operation of new customer service facilities but also includes approximately $250,000 in estimated damages from hurricanes during the quarter. Of the $1.3 million increase in miscellaneous operating costs, $727,000 is attributable to increased costs from customer check fraud, including the write off of amounts relating to the item processing conversion, while approximately $200,000 reflects consultant costs incurred to enhance other income opportunities and compliance with Sarbanes-Oxley.

Income Taxes.

The income tax provision was $11.3 million for the nine months ended September 30, 2004 compared to $9.3 million for the nine months ended September 30, 2003. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income.

The income tax provision was $3.9 million for the quarter ended September 30, 2004 compared to $2.8 million for the quarter ended September 30, 2003. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of September 30, 2004, the Company does not own any trading assets other than $1.2 million of assets held in trust by the Senior Management Performance Incentive Award Program, a deferred compensation plan, which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At September 30, 2004, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company's cumulative one-year interest rate sensitivity gap at September 30, 2004 was a positive 20.76%.



                                                                         Time to Maturity
                                            ----------------------------------------------------------------------------
                                                                             More Than    More Than
                                                                             One Year    Three Years
                                             Within Three  Four to Twelve   to Three      to Five        Over Five
                                               Months          Months          Years        Years           Years
                                            --------------- ---------------- ------------ ------------- ----------------
                                                                          (Dollars in Thousands)

Interest-earning assets (1):
   Residential mortgage loans: (2)
     Fixed rate........................      $   37,160        $ 101,794       $211,447      $ 144,388     $ 266,467
     Adjustable rate...................         116,907          194,214        138,969        218,889            --
   Commercial mortgage loans: (2)
     Fixed rate........................           6,086           14,900         29,028        18,677         29,823
     Adjustable rate...................         238,443          450,004          4,037         5,565             --
   Other loans (2)
         Fixed rate                              16,768           23,735         28,674        11,626          3,350
     Adjustable rate...................         245,059           14,600            --             --             --
   Mortgage-backed securities
     Fixed rate........................          17,937           48,804         99,472        66,058         95,267
     Adjustable rate...................           6,438           56,421         24,726        33,980         21,650
   Municipal bonds and government and
   agency securities - fixed rate......             145           65,616         55,916         54,978            --
Other interest earning assets - adjustable       30,589               --             --             --            --
                                             ----------        ----------      --------       ---------     ---------
                  Total                      $  715,532        $ 970,088       $592,269       $554,161     $ 416,557
                                             ==========        =========       ========       =========     =========

Interest-bearing liabilities
   Deposits: (3)
     Checking and funds transfer accounts    $   20,221        $  60,664      $  79,596      $  59,670    $  743,432
     Passbook accounts.................          21,314           63,942        127,773         90,279       441,940
     Money market accounts.............          13,135           39,405         55,553         34,948       208,630
     Certificate accounts (4)..........         135,213          283,094        190,615         29,715            --
   Borrowings: (4).....................         198,820          134,635         52,123         64,208        29,773
                                             ----------        ---------      ---------       --------     ----------
                  Total                      $  388,703        $ 581,740      $ 505,660      $ 278,820     $1,423,775
                                             ==========        =========      =========      =========     ==========

Excess (deficiency) of interest-earning
 assets over interest-bearing
 liabilities...........................      $  326,829        $ 388,348      $ 86,609      $ 275,341      $(1,007,218)
                                             ==========        =========      =========     ==========     ===========

Cumulative excess of interest-earning
 assets over interest-bearing
 liabilities...........................      $  326,829        $ 715,177      $801,786      $1,077,127     $   69,909
                                             ==========        =========      ========      ==========     ==========

  Cumulative excess of interest-earning
    assets over interest-bearing liabilities
    as a percent of total assets                   9.49%          20.76%         23.28%         31.27%           2.03%
                                             ===========       ==========     =========     ===========    ==========


(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a 15% prepayment rate.

(2) Balances are shown net of loans in process and are not adjusted for premiums, discounts, reserves and unearned fees.

(3) All of the Company's non-certificate deposits are generally subject to immediate withdrawal. However, in preparation of thistable the Company has used national decay rates calculated by a leading Bank consulting firm. These national decay rates consider a significant portion of these accounts to be core deposits having longer effective maturities based on the firm's calculations of national average deposit runoff. These decay rates may be different than the actual decay rates experienced by the Company.

4) Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 7.40% during the month of September 30, 2004. Liquidity ratios averaged 8.91% for the quarter ended September 30, 2004. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $11.3 million at September 30, 2004. Other assets qualifying for liquidity at September 30, 2004, including unpledged mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, were $193.9 million. For additional information about cash flows from the Company's operating, financing and investing activities, see the Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2004, the Bank had $385.3 million in advances from the FHLB. At September 30, 2004, the Bank had commitments outstanding to originate or purchase loans of $315.3 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at September 30, 2004 totaled $418.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Contractual Obligations and Commercial Commitments

Our long-term debt, which in the aggregate totals $437.6 million, consists of obligations to the FHLB totaling $385.3 million and $52.3 million in obligations resulting from the issuance of trust preferred securities from Fidelity Capital Trust I in January 1998 as well as Fidelity Capital Trust II in December 2003. The obligations arising from the issuance of trust preferred securities, presented as Guaranteed Preferred Beneficial Interests in Company Debentures in our balance sheet at September 30, 2004 are due in the amount of $29.6 million in January, 2028 and $22.7 million in January 2034. In addition, we have leasehold obligations for the next 49 years totaling $25.1 million.

On October 20, 2004, the Company received the net proceeds, approximately $29.9 million, from the issuance of trust preferred securities through Fidelity Capital Trust III that will bear interest at the same rate as the three month LIBOR plus 1.97%. These securities mature in 2034. The proceeds from this issuance will be used to redeem the securities issued from Fidelity Capital Trust I, due in January 2028. The redemption of securities issued under Fidelity Capital Trust I is expected to occur on November 24, 2004. As a result of this redemption, the Company will incur a charge against income in the fourth quarter of 2004, resulting from the write off of $1.1 million unamortized, deferred issuance costs, pertaining to Fidelity Capital Trust I.

The tables below summarize the Company's contractual obligations, commercial and other commitments at September 30, 2004.


                                                                  Payments Due by Period
                                      ----------------------------------------------------------------------------
                                                        Less Than                                          After 5
                                         Total            1 year         1-3 Years        3-5 Years         Years
                                      ------------     -----------     -------------    -----------      ----------
                                                                      (In Thousands)

Long-term Debt(1)................       $437,570        $269,715        $   52,430       $  62,911        $ 52,514

Operating Lease Obligations......         25,138           1,899             3,994           3,708          15,537
                                      ----------      ----------        ----------       ---------        --------
Total Contractual Cash Obligations    $  462,708      $  271,614        $   56,424       $  66,619        $ 68,051
                                      ==========      ==========        ==========       =========        ========

(1) Includes advances from the Federal Home Loan Bank and Guaranteed Preferred Beneficial Interests in Debentures.

Commercial and Other Commitments

                                                        Amount of Commitment Expirations per Period
                                        -----------------------------------------------------------------------------
                                                         Less Than                                         After 5
                                           Total          1 year         1-3 Years        3-5 Years         Years
                                        ------------     -----------     -------------    -----------      ----------
                                                                      (In Thousands)

Lines of Credit(1)...............       $219,671        $  5,845         $  8,975        $ 33,374         $171,477
Standby Letters of Credit........          9,413           8,846              562              --                5
Other Commercial Commitments.....        177,205         177,205               --              --               --
Other Commitments................        115,769         115,769               --              --               --
                                      ----------      ----------        ----------      ----------       ----------
Total Contractual Cash Obligations    $  522,058      $  307,665         $  9,537        $ 33,374         $171,482
                                      ==========      ==========        =========       ==========       ==========


(1)  Includes $203.0 million in undisbursed lines of credit.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which addresses consolidation of variable interest entities ("VIEs") certain of which are also referred to as special purpose entities ("SPEs"). The FASB revised FIN 46 in December 2003. VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under the provisions of FIN 46, a company is to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected returns if they occur, or both. The implementation of FIN 46 is required for public entities at the end of the first interim period ending after March 15, 2004 if the VIE was created before February 1, 2003, with early adoption allowed, and immediately for entities created after February 1, 2003. The Company early adopted FIN 46 and has deconsolidated the Fidelity Capital Trust I at December 31, 2003. The deconsolidation of Fidelity Capital Trust I did not have a material impact on the Company's consolidated financial position or results of operations.

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

Based upon an evaluation of the Bank's check imaging project which was implemented in November 2003, the Chief Financial Officer has concluded that the procedures for the reconciliation and resolution of out of balance conditions is inadequate. The Bank is currently in the process of improving its procedures in this area. The deficiency in procedures did not have a material effect on the Bank's financial condition and all costs associated with the deficiency have been reflected in the Bank's results of operation.

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

     On December 31, 2003, Fidelity Federal Bank & Trust was named as defendant in two lawsuits, Kenneth A. Welt, as Chapter 7 Trustee vs. Fidelity Federal Bank & Trust. The two lawsuits have been brought by the same plaintiff in the Circuit Court in the Fifteenth Judicial Circuit in and for Palm Beach County and also in the United States Bankruptcy Court Southern District of Florida, West Palm Beach Division. The plaintiff has alleged that the Bank knew or should have known that the bankrupt Thomas Abrams through various corporate plaintiff's, including The Phoenix Financial Group, Phoenix Administrative Services, Inc., and Swiss Capital Management Ltd., was operating a "Ponzi Scheme".. These suits were settled on October 14, 2004 by the parties, subject to approval by the Bankruptcy Court which should occur in November or December of 2004. The settlement amounts will have no material effect on Fidelity earnings.

     On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiff's investments in various Abrams entities. The factual allegations are almost identical to those set forth in Kenneth A.
     Welt as Chapter 7 Trustee vs. Fidelity Federal Bank & Trust. Fidelity Federal Bank & Trust is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal Bank & Trust allowing Abrams to set up accounts with the Bank, deposit monies in them, issue bank checks based upon the deposits and generally offering banking services to the Abrams entities. Additionally, there are allegations that the Bank solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and the Bank. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000.00. The losses incurred by the plaintiff are as of yet undetermined. The Bank has moved to dismiss the complaint and in consultation with counsel, has concluded that the claims made by the plaintiffs on behalf of the bankruptcy corporation are without merit and the Bank intends to vigorously defend itself in the suit.

Item 2 Changes in Securities and Stock Repurchases

       None.

Item 3 Default Upon Senior Securities

       Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

       None.

Item 5 Other Information

       None.

Item 6 Exhibits and Reports on Form 8-K

       31.1  302 Certification

       31.2  302 Certification

       32.1  906 Certification

     On October 19, 2004 the Company filed a Form 8-K to report its September 30, 2004 quarterly earnings. Item 6 Exhibits 31.1, 31.2 and 32.1

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




November 8 , 2004               /s/ Vince A. Elhilow
---------------------              ------------------------------------------
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



November 8 , 2004                     /s/ Richard D. Aldred
---------------------                    ----------------------------------
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

EXHIBIT 32.1

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

                                                                   Exhibit 32.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Vince A. Elhilow, President and Chief Executive Officer and Richard D. Aldred, Executive Vice President, Chief Financial Officer and Treasurer of Fidelity Bankshares, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the annual report of the Company on Form 10-Q for the fiscal period ended September 30, 2004 and that to the best of his knowledge:

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


November 8, 2004                /s/ Vince A. Elhilow
--------------------               ------------------------------------------
Date                               President and Chief Executive Officer



November 8, 2004                /s/ Richard D. Aldred
--------------------               ------------------------------------------
Date                               Executive Vice President, Chief Financial
                                     Officer and Treasurer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                          FIDELITY BANKSHARES, INC.






Date:  November 8, 2004                By: /s/ Vince A. Elhilow
                                           -------------------------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer





Date:  November 8, 2004                    /s/ Richard D. Aldred
                                           -------------------------------------
                                            Richard D. Aldred
                                            Executive Vice President
                                            Chief Financial Officer