Form 10-K
period 2004-12-31
FIDELITY BANKSHARES INC
filed 2005-03-16
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-29040

FIDELITY BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	65-1101656

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

205 Datura Street, West Palm Beach, Florida	33401

(Address of Principal Executive Offices)	(Zip Code)

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

YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☑ NO ☐

     As of June 30, 2004, there were issued and outstanding 22,695,039 shares of the Registrant’s Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2004 ($22.83) was $414,705,512.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2004 (Parts II and IV).

2.	Proxy Statement for the 2005 Annual Meeting of Stockholders (Parts I and III).

PART I

ITEM 1. BUSINESS

Fidelity Bankshares, Inc.

     Fidelity Bankshares, Inc. is a Delaware corporation which, on May 15, 2001, became the holding company parent of Fidelity Federal Bank & Trust, following the completion of the “second step” mutual-to-stock conversion of Fidelity Bankshares, MHC. Prior to completion of the “second step” conversion, Fidelity Federal Bank & Trust’s mid-tier stock holding company parent was also called Fidelity Bankshares, Inc. References to Fidelity Bankshares, Inc. includes references before and after the “second step” conversion. The conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company’s assets, liabilities and equity. All references in this filing to share data (including number of shares and per-share amounts) have been restated giving retroactive recognition to the exchange rate. At December 31, 2004, the only significant asset or business activity of Fidelity Bankshares, Inc. was its ownership of all of the outstanding stock of Fidelity Federal Bank & Trust. Our corporate office is located at 205 Datura Street, West Palm beach, Florida 33401. Our telephone number is (561) 803-9900.

     On September 22, 2004, we entered into an agreement to acquire First Community Bancorp, Inc. and its subsidiary, First Community Bank of Palm Beach County, located in Pahokee, Florida. We agreed to pay $14.75 in cash and 0.3937 of a share of Fidelity Bankshares common stock for each outstanding share of common stock of First Community Bancorp, Inc., for an aggregate purchase price of approximately $27.1 million. First Community Bank of Palm Beach County will merge into Fidelity Federal Bank & Trust at the completion of this acquisition. As of September 30, 2004, First Community Bancorp, Inc. had total consolidated assets of $157.1 million, deposits of $144.8 million and shareholders’ equity of $11.6 million. First Community Bank of Palm Beach County operates five community banking offices in Palm Beach County. Completion of the First Community Bancorp, Inc. acquisition is subject to approval by First Community Bancorp, Inc.’s shareholders, as well as applicable regulatory authorities. The Office of Thrift Supervision approved the acquisition on February 15, 2005. First Community Bancorp, Inc. shareholders approved the acquisition on March 8, 2005. This transaction is expected to be completed in April 2005.

     In December 2004, we completed the sale of 1,150,000 shares of our common stock in an underwritten public offering. Net proceeds from the sale of the common stock was $43.8 million.

     In December 2003, we sold $22.7 million of cumulative trust preferred securities and issued related junior subordinated debentures. The cumulative trust preferred securities have a floating rate of 285 basis points above the three-month LIBOR rate. In October 2004, we sold $30.9 million of floating rate trust preferred securities. The floating rate trust preferred securities have a floating rate of 197 basis points over the three-month LIBOR rate. The proceeds from this trust preferred securities offering were used to fund the redemption of $29.6 million higher cost, fixed-rate trust preferred securities issued in 1998. The net proceeds raised from our 2003 and 2004 trust preferred securities offerings and our common stock offering have provided additional capital to support the growth of our business.

     At December 31, 2004, we had consolidated assets and consolidated stockholders’ equity of $3.5 billion and $251.3 million, respectively. Our deposits totaled $2.8 billion at December 31, 2004.

Fidelity Federal Bank & Trust

     Fidelity Federal Bank & Trust was originally chartered as a federal mutual savings and loan association in 1952. In January 1994, Fidelity Federal Bank & Trust reorganized from a mutual savings bank to the stock form of ownership as part of its mutual holding company reorganization. In July 1999, we began offering insurance and investment products through our wholly owned subsidiary – Florida Consolidated Agency, Inc. In February 2000, we began offering trust services, and at December 31, 2004, we had $77.9 million of trust assets under administration, including $63.2 million under trust management.

     We are primarily engaged in the business of attracting deposits from the general public in our market area, and investing such deposits, together with other mortgage loans funds, in one- to four-family residential mortgage loans, commercial real estate loans, commercial business and consumer loans. Our goal over the next several years is to continue to increase the origination of commercial real estate, commercial business and consumer loans, consistent with our standards of safety and soundness. To a lesser extent, we also originate multi-family loans, construction loans and land loans for single-family properties, and we invest in mortgage-backed securities issued by government sponsored enterprises. In addition, we invest a portion of our assets in securities issued by the United States Government, cash and cash equivalents, including deposits in other financial institutions, corporate securities and Federal Home Loan Bank stock. Our principal sources of funds are deposits and principal and interest payments on loans. Principal sources of income are interest received from loans and investment securities. Our principal expense is interest paid on deposits and employee compensation and benefits.

     Since 1998, we have expanded our branch network throughout our market area. Since December 1998 we have opened 21 new branches.

Market Area

     We are headquartered in West Palm Beach, Florida, and we conduct our business primarily in Palm Beach, Martin, and St. Lucie Counties in Florida. To a lesser extent, we conduct business in Indian River and Broward Counties. At December 31, 2004, we had 43 offices in our market area, of which 38 were located in Palm Beach County, three were located in Martin County and two were located in St. Lucie County. Palm Beach, Martin and St. Lucie Counties are located in southeastern Florida, an area that has experienced considerable growth and development since the 1960s. This three-county area had a total population of 1.6 million as of December 31, 2004.

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

     Fidelity Bankshares, Inc. is the sixth largest financial institution holding company headquartered in Florida, and the largest headquartered in Palm Beach, Martin and St. Lucie counties based on total assets. Fidelity Federal Bank & Trust’s share of deposits in Palm Beach County increased from 3.1% in 1995 to 8.3% at June 30, 2004. Our 7.6% share of deposits in Palm Beach, Martin and St. Lucie counties ranked us fourth among financial institutions in the three county area at June 30, 2004, the most recent date for which market share data are available.

Lending Activities

     General. Historically, our principal lending activity has been the origination of fixed rate and adjustable rate mortgage loans secured by one- to four-family residential properties located in our market area. We currently originate both fixed rate mortgage loans and adjustable rate mortgage (“ARM”) loans for retention in our loan portfolio. The majority of our mortgage loans are eligible for sale in the secondary mortgage market. We also originate loans secured by commercial real estate and multi-family residential real estate, construction loans, commercial business loans and consumer loans. In recent years, we have increased our commercial real estate, commercial business and consumer lending.

     In an effort to manage interest rate risk, we make our interest-earning assets more sensitive to changes in interest rates by originating adjustable rate mortgage loans, such as ARM loans, and short- and medium-term consumer loans, including home equity loans. We also purchase both fixed rate and adjustable rate mortgage-backed securities. At December 31, 2004, approximately $1.7 billion, or 66.5%, of our total loan portfolio, net of loans in process and $92.6 million, or 17.5%, of our mortgage-backed securities portfolio, consisted of loans or securities with adjustable interest rates. We originate fixed rate mortgage loans generally with 15- to 30-year terms to maturity, collateralized by one- to four-family residential properties. One- to four-family fixed rate and adjustable rate residential mortgage loans generally are originated and underwritten according to standards that allow us to resell such loans in the secondary mortgage market for the purpose of managing interest rate risk and liquidity. We periodically sell without recourse to us, a portion of our residential mortgage loans which have terms to maturity of fifteen years and greater, both on a servicing released and servicing retained basis. Generally, we retain in our portfolio all consumer, commercial real estate and multi-family residential real estate loans.

     Composition of Loan Portfolio. Set forth below are selected data relating to the composition of our loan portfolio by type of loan as of the dates indicated. Also set forth below is the aggregate amount of our investment in mortgage-backed securities at the dates indicated.

	At December 31,
	2000		2001		2002		2003		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Real Estate Loans:
One- to four-family	$918,142	67.4%	$944,046	59.7%	$1,062,956	54.9%	$1,002,573	45.7%	$1,023,520	40.0%
Construction loans	177,062	13.1	284,495	18.0	364,346	18.8	470,016	21.5	634,455	24.8
Land loans	14,421	1.0	25,627	1.6	29,181	1.5	36,660	1.7	57,661	2.3
Commercial	122,733	9.0	244,620	15.5	413,775	21.4	647,848	29.6	865,756	33.9
Multi-family	21,254	1.6	43,701	2.8	45,279	2.3	106,042	4.8	106,790	4.2

Total real estate loans	1,253,615	92.1	1,542,489	97.6	1,915,537	98.9	2,263,139	103.3	2,688,182	105.2

Other Loans:
Consumer (1)	85,407	6.3	105,077	6.6	141,343	7.3	185,450	8.4	231,333	9.0
Commercial business	152,524	11.2	132,881	8.4	146,205	7.6	131,292	6.0	125,791	4.9

Total other loans	237,931	17.5	237,958	15.0	287,548	14.9	316,742	14.4	357,124	13.9

Total loans receivable	1,491,546	109.6	1,780,447	112.6	2,203,085	113.8	2,579,881	117.7	3,045,306	119.1
Less:
Undisbursed loan proceeds principally residential and residential construction	128,116	9.4	194,662	12.3	260,380	13.5	374,974	17.1	472,324	18.5
Unearned discount and net deferred fees (costs)	(2,707)	(0.2)	(2,289)	(0.1)	(1,612)	(0.1)	2,092	0.1	2,654	0.1
Allowance for loan losses	4,905	0.4	6,847	0.4	8,318	0.4	11,119	0.5	13,628	0.5

Total loans receivable-net	$1,361,232	100.0%	$1,581,227	100.0%	$1,935,999	100.0%	$2,191,696	100.0%	$2,556,700	100.0%

Mortgage-backed securities.	$283,993		$201,533		$109,755		$471,228		$529,640

(1)	Includes primarily home equity lines of credit, second mortgages and automobile loans. At December 31, 2001, 2002 and 2003, the disbursed portion of equity lines of credit totaled $23.5 million, $40.2 million, $83.5 million and $136.1 million and $190.9 million, respectively.

     Loan and Mortgage-Backed Securities Contractual Terms to Maturity. The following table sets forth certain information as of December 31, 2004, regarding the dollar amount of loans and mortgage-backed securities maturing in our portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances, less loans in process, and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans and mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans and mortgage-backed securities are included in the period in which the final contractual repayment is due. Fixed rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due.

		Over 1	Over 3	Over 5	Over 10	Beyond
	Within	Year to 3	Years to 5	Years to 10	Years to 20	20
	1 Year	Years	Years	Years	Years	Years	Total
				(In Thousands)
Real estate loans:
One- to four-family residential (1)	$189,900	$77,811	$94,778	$582,078	$224,831	$161,784	$1,331,182
Commercial, multi-family and land	781,501	15,438	21,604	36,259	34,009	—	888,811
Consumer and commercial business loans (2)	300,796	27,561	17,318	5,411	1,761	142	352,989

Total loans receivable (3)	$1,272,197	$120,810	$133,700	$623,748	$260,601	$161,926	$2,572,982

Mortgage-backed securities available for sale(4)	$119,512	$56,511	$61,546	$159,790	$127,432	$6,772	$531,563

(1)	Includes construction loans.

(2)	Includes commercial business loans of $125.8 million.

(3)	Excludes unearned discount and net deferred fees and allowance for loan losses and is shown net of undisbursed loan proceeds.

(4)	Includes $441.6 million in mortgage-backed securities available for sale and $90.0 million in mortgage-backed securities held to maturity.

     The following table sets forth at December 31, 2004, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities due or repricing after December 31, 2005.

	Fixed	Adjustable	Total
		(In Thousands)
Real estate loans:
One- to four-family residential	$652,260	$489,022	$1,141,282
Commercial, multi-family and land	94,848	12,462	107,310
Consumer and commercial business loans (1)	52,193	—	52,193

Total	799,301	501,484	1,300,785

Mortgage-backed securities (2)	412,051	—	412,051

(1)	Includes commercial business loans of $29.6 million.

(2)	Includes $326.3 million in mortgage-backed securities available for sale and $85.8 million in mortgage-backed securities held to maturity.

     One- to Four-Family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, residential mortgage loans secured by properties located in our market area. We also originate one- to four-family residential loans secured by properties outside of our market area. These loans, which are originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2004, $1.0 billion, or 40.0%, of our net loans receivable consisted of one- to four-family residential mortgage loans. Of this amount, $157.3 million are secured by properties located outside of our market area, all of which are located in Florida.

     We currently offer one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, and loan products offered by our competitors. Therefore, even if management’s strategy is to emphasize originating ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans. ARM loans originated and purchased totaled $370.3 million and $528.4 million during the years ended December 31, 2003 and 2004, respectively.

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

     We currently offer ARM loans with initial interest rate adjustment periods of one, three, five, seven and ten years, based on changes in a designated market index. After the initial interest rate adjustment period, our one-, three-, five-, seven- and ten-year ARM loans give the borrower the option of converting the ARM loan to a fixed rate mortgage for the remaining term of the loan at the prevailing interest rate for comparable fixed rate mortgages at the time of the conversion. The interest rate on one year ARM loans and on the three-, five-, seven and ten-year ARM loans that are not converted to fixed rate mortgage loans, adjusts annually with an annual interest rate adjustment limit of 200 basis points and with a maximum lifetime interest rate adjustment limit of 600 basis points above the initial interest rate. The initial interest rate on all owner-occupied one- to four-family ARM loans is 275 to 325 basis points above the appropriate United States Treasury security rates used as the index for ARM originations. We originate ARM loans with initially discounted rates, which vary depending upon whether the initial interest rate adjustment period is one, three, five, seven or ten years. We determine whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. The outstanding principal balance of one- to four-family residential ARM loans, including construction ARM loans, totaled $654.8 million, or 25.6%, of our net loan portfolio at December 31, 2004.

     The primary purpose of offering ARM loans is to make our loan portfolio more sensitive to changes in market interest rates. However, as the interest income earned on ARM loans varies with prevailing market interest rates, these loans may not offer cash flows that are as predictable as cash flows in our long-term, fixed rate mortgage loan portfolio. ARM loans also have the increased credit risk associated with potentially higher monthly payments for borrowers as market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

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

     Construction and Land Loans. At December 31, 2004, $634.5 million, or 24.8% of our net loans receivable consisted of residential construction loans, of which $311.2 million was disbursed and outstanding. We currently offer fixed rate and adjustable rate residential construction loans primarily for the construction of owner-occupied, single-family residences. These loans generally are offered to builders who have a contract for sale of the property, and to owners who have a contract for construction of the property. In addition, we make construction loans to builders where the home is not under contract for sale to a buyer at the time the loan is closed. The gross amount of loans to these builders where the home is not under contract for sale totaled $203.0 million, of which $116.5 million was disbursed and outstanding at December 31, 2004. Construction loans are generally structured to become permanent mortgage loans once the construction is completed, and are originated with terms of up to 30 years with an allowance of up to one year for construction. Construction loans require the payment of interest only during the construction period. Funds are disbursed as construction is completed. Substantially all of our construction loans are secured by properties located in our market area.

     In addition, we originate land loans that are secured by unimproved or improved lots. At December 31, 2004, $57.7 million, or 2.3% of our net loans receivable, consisted of land loans. Land loans are currently offered with one-year adjustable rates for terms of up to 15 years. The maximum loan-to-value ratio for our land loans is 85%. We currently use the applicable United States Treasury securities rate as our index on newly originated land loans. Initial interest rates may be below the fully indexed rate. Substantially all of our land loans are secured by properties located in our market area.

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

     Multi-Family Residential Real Estate Loans. At December 31, 2004, $106.8 million, or 4.2% of our net loans receivable, consisted of multi-family residential real estate loans. At December 31, 2004, we had 84 loans secured by multi-family properties, and substantially all of our multi-family residential real estate loans are secured by properties located within our market area. At December 31, 2004, our multi-family residential real estate loans had an average principal balance of $1.3 million and the largest multi-family residential real estate loan had a principal balance outstanding of $18.0 million and is located in Martin County, Florida. At December 31, 2004, this loan was performing in accordance with its terms. Multi-family residential real estate loans currently are offered with adjustable interest rates, although in the past we originated fixed rate multi-family real estate loans. The terms of each multi-family residential real estate loan are negotiated on a case-by-case basis. These loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap, and an interest rate floor equal to the initial rate. Multi-family residential real estate loans generally amortize over 15 to 25 years. We may offer initial discount rates depending on market conditions, but generally the initial interest rate on multi-family residential real estate loans is tied to an applicable United States Treasury bill rate.

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

     Commercial Real Estate Loans. At December 31, 2004, our loans secured by commercial real estate totaled $865.8 million, or 33.9% of our net loans receivable. Our commercial real estate loans are secured by land or improved property such as offices, small business facilities, strip shopping centers, warehouses and other non-residential buildings. At December 31, 2004, substantially all of our commercial real estate loans were secured by properties located within our market area. At December 31, 2004, our commercial real estate loans had an average principal balance of $1.1 million. At that date, our largest commercial real estate loan outstanding had a principal balance of $18.9 million and was secured by commercial property located in Palm Beach County, Florida. At December 31, 2004, this loan was performing in accordance with its terms. Commercial real estate loans are currently offered with adjustable rates. The terms of each commercial real estate loan are negotiated on a case-by-case basis. Generally, these loans have adjustable interest rates tied to a market index. We may choose to offer initial discount rates on our commercial real estate loans depending on market conditions. We use the applicable United States Treasury bill rate as our index on newly originated loans. Our commercial real estate loans generally have terms of 15 to 25 years.

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

     Consumer Loans. As of December 31, 2004, consumer loans totaled $231.3 million, or 9.0% of our net loans receivable. The principal types of consumer loans that we offer are home equity lines of credit, adjustable and fixed rate second mortgage loans and automobile loans. We also offer boat loans and loans secured by deposit accounts and, to a much lesser extent, unsecured loans. We do not offer credit card loans. Consumer loans are offered on a fixed rate and adjustable rate basis with maturities generally of less than fifteen years. Our home equity lines of credit and second mortgages are secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 90%. Such loans are offered on an adjustable-rate or fixed rate basis with terms of up to twenty years. At December 31, 2004, the disbursed portion of home equity lines of credit totaled $190.9 million, or 74.3%, of our consumer loans.

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

     Consumer loans generally have shorter terms and higher interest rates than one-to four-family residential mortgage loans. However, consumer loans have more credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. We add a general provision on a regular basis to our consumer loan loss allowance, based on general economic conditions and prior loss experience. See “—Delinquent Loans and Classified Assets—NonPerforming Assets” for information regarding our loan loss experience and reserve policy.

     Commercial Business Loans. We also offer commercial business loans to businesses in our market area. Our strategy is to substantially increase our loans and services to commercial business enterprises, and to support this strategy, we have hired additional lenders with commercial business lending expertise. Our largest commercial business loan at December 31, 2004 had a principal balance outstanding of $6.7 million, and was secured by business assets located in Palm Beach County, Florida. At December 31, 2004, we had 658 commercial business loans outstanding with an aggregate balance of $125.8 million, or 4.9% of our net loans receivable. The average commercial business loan balance was approximately $191,000. Commercial business loans are generally offered with adjustable interest rates only, which are tied to The Wall Street Journal prime interest rate, plus up to 300 basis points. The loans are offered with prevailing terms of five years, but may range up to 15 years. In addition, we offer Small Business Administration loans.

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

     Loan Originations, Purchases, Sales, Processing, and Commitments. Our new loan originations come from a number of sources including real estate broker referrals, existing customers, borrowers, builders, attorneys, and “walk-in” customers. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, we obtain an appraisal of the real estate intended to secure the proposed loan. We check the loan application file for accuracy and completeness, and we verify the information provided. All loans of up to $359,650 may be approved by any one of our senior loan underwriters; loans between $359,651 and $750,000 must be approved by one of our designated senior lending officers; loans between $750,001 and $2.0 million must be approved by at least two of our designated senior lending officers; and loans in excess of $2.0 million must be approved by at least three members of the Board of Directors acting as a loan committee. These limits are reduced for unsecured loans. The loan committee meets as needed to review and verify that loan approvals by management are within the scope of management’s authority. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2004, we had commitments to originate and purchase $239.2 million of loans.

     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan, including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. We also require the borrower to provide proof of fire and casualty insurance and, as required, flood insurance on the property serving as collateral for which insurance must be maintained during the full term of the loan. Title insurance or an opinion of title, based on a title search of the property, is required on all loans secured by real property.

     Borrowers who refinance an existing loan must satisfy our underwriting criteria at the time they apply to refinance their loan, and must have been current in their loan payments for a minimum of one year. Approximately 3.1% of our loan originations during the year ended December 31, 2004, represented the refinancing of loans that we hold. Refinancings have resulted in a decrease in our interest rate spread.

     The Bank also allows borrowers to apply for a modification of their existing loan rate for a fee. These borrowers must satisfy our underwriting criteria at the time of application and modification. Modifications do not allow for an increase in the outstanding principal balance of the loan. The new rate on these loans is normally 1/8 percent higher than the current rate for a new loan. During the year ended December 31, 2004, we modified approximately $57.6 million in existing loans. Modifications decreased the yield on our loan portfolio which in turn decrease our interest rate spread.

     In connection with local mortgage brokers throughout the state of Florida, we have established a mortgage loan broker solicitation program to supplement our internal originations of one- to four-family residential mortgage loans. Under this program, which is limited to the origination of one- to four-family residential mortgage loans, prospective borrowers complete loan applications which are provided by mortgage brokers. All loans obtained in this manner are reviewed by our underwriting department in accordance with our customary underwriting standards. Total originations from all sources under the mortgage loan broker solicitation program during 2003 and 2004 were $101.9 million and $106.6 million, respectively.

     We have a correspondent relationship with the wholly owned mortgage subsidiary of a major South Florida builder-developer, who has substantial operations in our local service area, whereby the mortgage company originates, processes and closes home mortgages resulting from the sale of the developer’s inventory of homes. The mortgage files are sent to our underwriting department and reviewed in accordance with our customary underwriting standards and, if we approve the loans, we will issue a commitment to purchase the loan from the mortgage company. We are not obligated to purchase any loans that are presented for our review. Purchases are accomplished by assignment of the mortgage from the mortgage company to Fidelity Federal Bank & Trust. We purchased $40.9 million and $38.1 million, respectively, of loans from this provider during the years ended 2003 and 2004.

     We also originate one- to four-family residential real estate loans secured by properties located outside of our market area. These loans, which are originated through a network of brokers throughout Florida, are subject to our customary underwriting standards. At December 31, 2004, $1.7 billion, or 64.8%, of our net loans receivable consisted of loans, including residential construction loans, that were secured by one- to four-family residential real estate loans. Of this amount, $203.1 million were secured by properties located outside of our market area.

     We also purchase mortgage loans which are collateralized by residential real estate located primarily in Florida, although we have in the past purchased loans collateralized by properties located outside of Florida. Generally, we only purchase residential mortgage loans that are underwritten to Freddie Mac or Fannie Mae guidelines. At December 31, 2004, $124.9 million, or 4.1% of all loans in our total loan portfolio, consisted of purchased loans. Of this amount, $102.1 million represented our interest in purchased one-to four-family residential real estate loans. Commercial real estate loans that we may purchase or participate in must satisfy the underwriting standards of commercial real estate loans we originate. Our largest loan participation was a $9.8 million interest in a loan secured by residential real estate in Palm Beach County, Florida.

     Prior to 2003 we generally did not originate loans for sale. On occasion, we sold loans where the borrower was located outside of our market area. Commencing in 2003, we began regular sales of fixed rate mortgage loans into the secondary markets. Generally, these sales are on a servicing released basis for loans on properties located outside our market area. The servicing is generally retained on sold loans where the property is within our market area.

     Originations, Purchases and Sales of Loans. The table below shows our loan origination, purchase and sales activity for the periods indicated. This table is presented on a gross loan receivable basis.

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Loan receivable-gross, beginning of period	$1,780,447	$2,203,085	$2,579,881

Originations:
Real estate:
One- to four-family residential (1)	535,360	639,249	548,828
Land loans	52,727	67,670	134,267
Commercial	179,333	198,187	255,843
Multi-family	19,538	78,615	98,526
Other loans:
Consumer	118,777	144,760	177,106
Commercial business	158,299	137,805	116,620

Total originations:	1,064,034	1,266,286	1,331,190
Transfer of loans to foreclosed real estate and repossessed property	(680)	(870)	(84)
Loan purchases	47,167	40,854	38,137
Repayments	(682,811)	(734,162)	(780,693)
Loan sales	(5,072)	(195,312)	(33,077)
Loan securitizations	—	—	(90,048)

Net loan activity	422,638	376,796	465,425

Total loans receivable-gross, end of period	$2,203,085	$2,579,881	$3,045,306

(1)	Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.

     Loan Origination Fees and Costs and Other Income. In addition to interest earned on loans, we may also charge a fee, often expressed as a percentage of the principal amount of the loan, at the time the loan is originated. To the extent that loans are originated or acquired for our portfolio, Statement of Financial Accounting Standards (“SFAS”) 91 “Accounting for Nonrefundable Fees and Costs Associated

with Originating or Acquiring loans and Initial Direct Costs of Leases” requires that we defer loan origination fees and costs and amortize such fees and accrete such costs as an adjustment of yield over the life of the loan by use of the level yield method. Fees and costs deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2004, we had $12.8 million of deferred loan origination fees, and $10.1 million of deferred loan origination costs. Such fees vary with the volume and type of loans originated and commitments and competitive conditions in the mortgage markets.

     We also receive other fees and, service charges that consist primarily of deposit transaction account service charges, late payment charges, credit card fees, fees from the sale of insurance and annuity products and income from real estate owned operations. We recognized fees and service charges of $15.7 million, $19.9 million and $22.2 million for the years ended December 31, 2002, 2003 and 2004.

     Loans-to-One Borrower. Federal savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2004, our largest outstanding loan relationship with one borrower totaled $32.5 million. These loans are secured by various residential and commercial properties in Palm Beach County, Florida. At that date, our second largest lending relationship totaled $27.7 million and is secured by various residential properties in Palm Beach County. Our third largest lending relationship totaled $27.5 million, and is secured by residential property in Palm Beach County, Florida. Our fourth largest lending relationship totaled $27.4 million and is secured by residential properties in Palm Beach County, Florida. Our fifth largest lending relationship totaled $27.3 million and is secured by residential properties in Palm Beach County, Florida. All of the loans comprising these lending relationships are performing in accordance with their terms. Our regulatory limit on the maximum total loans to a single or related group of borrowers was $44.3 million at December 31, 2004.

Mortgage-Backed Securities

     We also invest in mortgage-backed securities issued or guaranteed by the United States Government or enterprises sponsored by the United States Government. These securities consist primarily of fixed rate mortgage-backed securities issued or guaranteed by Fannie Mae or Freddie Mac. At December 31, 2004 our mortgage-backed securities had a market value of $530.5 million of which $440.5 million was classified as available for sale and $90.0 million was classified as held to maturity. Our objective in investing in mortgage-backed securities classified as available for sale varies from time to time depending upon market interest rates, local mortgage loan demand, and our level of liquidity. Mortgage-backed securities classified as available for sale are more liquid than whole loans and can be readily sold in response to market conditions and changing interest rates. Mortgage-backed securities purchased by us also have lower credit risk than mortgage loans because principal and interest are either insured or guaranteed by the United States Government or enterprises sponsored by the United States Government.

     During 2004, the Bank securitized certain of its one-to-four-family mortgage loans, receiving mortgage-backed securities secured by these loans. These securities, all classified as held to maturity, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
December 31, 2004:
FHLMC fixed rate	$89,167	$881	$—	$90,048

Total	$89,167	$881	$—	$90,048

Weighted average interest rate	4.64%

     Since the Bank retained all interest in the loans securitized, no portion of this securitization was accounted for as a sale. As a result of this transaction, the Bank received securities representing its interests in the loans transferred and contractual servicing rights related to these loans. The book value of these loans was allocated to the securities and to the servicing rights based on relative fair value, as determined by quoted prices for such assets on the date each transfer was effected.

     The Bank held no such assets at December 31, 2003.

     The following table shows our purchases and sales of mortgage-backed securities, which are classified as available for sale or held to maturity, for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
		(In Thousands)
Mortgage-backed securities at beginning of period	$201,533	$109,755	$471,228
Purchases	37,054	693,042	355,069
Retained securities from loan securitization	—	—	89,167
Sales	(4,392)	(43,373)	(221,077)
Repayments	(124,275)	(281,571)	(169,982)
Discount (premium) amortization	(739)	(3,166)	53
Increase (decrease) in market value of securities held for sale in accordance with SFAS 115	574	(3,459)	5,182

Mortgage-backed securities at end of period	$109,755	$471,228	$529,640

     The following table sets forth the allocation of fixed and adjustable rate mortgage-backed securities, classified as available for sale or held to maturity for the periods indicated.

	At December 31,
	2002		2003		2004
	$	%	$	%	$	%
			(Dollars In Thousands)
Mortgage-backed securities available for sale, net:
Adjustable:
FreddieMac	$28,012	25.42%	$15,691	3.32%	25,265	4.75%
FannieMae	4,527	4.11	115,484	24.43	67,314	12.66
GinnieMae	5,009	4.55	60,458	12.79	—	—

Total adjustable	37,548	34.08	191,633	40.54	92,579	17.41

Fixed:
FreddieMac	27,568	25.02	120,317	25.45	116,983	22.01
FannieMae	41,640	37.79	157,713	33.36	201,109	37.83
GinnieMae	2,999	2.72	1,565	0.32	29,802	5.61

Total fixed	72,207	65.53	279,595	59.14	347,894	65.45

Mortgage-backed securities held to maturity, net:
Fixed:
Freddie Mac	—	—	—	—	89,167	16.77

Total fixed	—	—	—	—	89,167	16.77

Accrued interest	428	0.39	1,505	0.32	1,955	0.37

Total mortgage-backed securities, net	$110,183	100.00%	$472,733	100.00%	$531,595	100.00%

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

     Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Consumer and commercial business loans are placed on non-accrual status when either principal or interest is 60 days or more past due. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income.

     Real estate that we acquire as a result of foreclosure or by the deed in lieu of foreclosure is classified as real estate owned (“REO”) until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against our earnings. Any subsequent write-down of REO is also charged against earnings. At December 31, 2004, we had no property that was acquired as the result of foreclosure and classified as REO. At December 31, 2004, we had nonperforming assets of $6.4 million, and a ratio of nonperforming assets to total assets of 0.19%.

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

	At December 31,
	2000	2001	2002	2003	2004
			(Dollars in Thousands)
Delinquent Loans:
One- to four-family residential	$3,222	$2,534	$4,508	$8,133	$3,628
Commercial and multi-family real estate	—	—	—	—	—
Consumer and commercial business loans(1)	1,762	2,476	2,082	3,085	2,805

Total delinquent loans	4,984	5,010	6,590	11,218	6,433
Total REO	27	219	—	—	—

Total nonperforming assets	$5,011	$5,229	$6,590	$11,218	$6,433

Total nonperforming loans to net loans receivable(1)	0.37%	0.32%	0.34%	0.51%	0.25%
Total nonperforming loans to total assets(1)	0.26%	0.23%	0.27%	0.37%	0.19%
Total nonperforming loans and REO to total assets	0.26%	0.24%	0.27%	0.37%	0.19%

(1)	Includes consumer and commercial business loans delinquent 60 days or more.

     During the year ended December 31, 2004, gross interest income of approximately $438,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the periods. No interest income on non-accrual loans was included in income during 2004.

     The following table sets forth information with respect to loans past due 60-89 days in our portfolio at the dates indicated.

	At December 31,
	2000	2001	2002	2003	2004
			(In Thousands)
Loans past due 60-89 days:
One- to four-family residential	$4,711	$5,086	$4,997	$2,444	$885
Consumer and commercial business loans	84	1,696	286	1,317	548
Land loans	—	16	—	—	—

Total past due 60-89 days	$4,795	$6,798	$5,283	3,761	1,433

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

	At December 31,
	2002	2003	2004
		(In thousands)
Substandard assets(1)	$8,150	$12,605	$9,786
Loss assets	171	65	36

Total classified assets	$8,321	$12,670	$9,822

(1)	Includes real estate owned.

     The following table sets forth information regarding our delinquent loans and real estate owned, net of specific valuation allowances at December 31, 2004.

	Balance	Number
	(Dollars In Thousands)
Residential real estate loans:
Loans 60 to 89 days delinquent	$885	12
Loans more than 89 days delinquent	3,614	22
Commercial and multi-family real estate loans:
Loans 60 to 89 days delinquent	—	—
Loans more than 89 days delinquent	—	—
Land loans:
Loans 60 to 89 days delinquent	—	—
Loans more than 89 days delinquent	—	—
Consumer and commercial business loans:
60 days or more delinquent	2,339	26
Real estate owned	—	—

Total	$6,838	60

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

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At December 31,
	2000	2001	2002	2003	2004
		(Dollars in Thousands)
Total net loans receivable outstanding	$1,361,232	$1,581,227	$1,935,999	$2,191,696	2,556,700

Average net loans receivable outstanding	$1,272,362	$1,561,569	$1,745,639	$2,037,993	2,424,354

Allowance balance (at beginning of period)	$3,609	$4,905	$6,847	$8,318	11,119

Provision for losses:
Residential real estate	(126)	823	491	506	157
Commercial and multi-family residential real estate	138	521	1,379	1,335	1,527
Land loans	(146)	114	—	126	124
Consumer and commercial business	1,462	596	116	1,155	928

Total provisions for losses	1,328	2,054	1,986	3,122	2,736

Charge-offs:
Residential real estate	(90)	(43)	(176)	(51)	(2)
Commercial and multi-family residential real estate	—	—	—	(7)	—
Land loans	—	—	—	—	—
Consumer and commercial business	(52)	(74)	(399)	(264)	(250)

Total charge-offs	(142)	(117)	(575)	(322)	(252)

Recoveries:
Residential real estate	7	3	28	—	—
Commercial and multi-family residential real estate	—	—	—	—	—
Land loans	—	—	—	—	—
Consumer and commercial business	103	2	32	1	25

Total recoveries	110	5	60	1	25

Allowance balance (at end of period)	$4,905	$6,847	$8,318	$11,119	$13,628

Allowance for loan losses as a percent of net loans receivable at end of period	0.36%	0.43%	0.43%	0.51%	0.53%
Net loans charged-off as a percent of average loans outstanding	0.01%	0.01%	0.03%	0.02%	0.01%
Ratio of allowance for loan losses to total non-performing loans at end of period	98.41%	136.67%	126.21%	99.12%	211.85%
Ratio of allowance for loan losses to total non-performing loans, REO and in-substance foreclosures at end of period	97.88%	130.94%	126.21%	99.12%	211.85%

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

	At December 31,
	2000		2001		2002		2003		2004
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Balance at end of period applicable to:
One- to four-family residential mortgage	$722	67.60%	$1,241	53.02%	$836	48.24%	$809	38.86%	$821	33.61%
Construction	432	5.83	696	15.98	977	16.54	1,680	18.22	1,572	20.83
Commercial real estate	749	8.23	1,226	11.41	2,628	18.78	3,652	25.11	5,078	28.43
Multi-family residential	106	1.42	149	1.96	97	2.06	180	4.11	532	3.51
Land loans	—	0.96	114	1.44	114	1.32	240	1.42	364	1.89
Consumer	700	5.73	821	5.90	980	6.42	1,226	7.19	1,379	7.60
Commercial business	2,196	10.23	2,600	10.56	2,686	6.64	3,332	5.09	3,882	4.13

Total allowance for loan losses	$4,905	100.00%	$6,847	100.00%	$8,318	100.00%	$11,119	100.00%	$13,628	100.00%

Investment Activities

     We maintain liquid assets at levels we consider adequate to meet our liquidity needs. We adjust our liquidity levels to fund deposit growth, repay borrowings or to fund our loan commitments. We also adjust our liquidity levels depending upon the yields available on alternative investments and upon management’s judgment as to the attractiveness of those yields relative to other opportunities, its expectation of whether more attractive yields will be available in the future, and its projections of the short term demand for funds to be used for our loan originations and other activities.

     In recent years, we increased the percentage of our assets held as investments, rather than as loans, as part of our strategy of maintaining higher levels of liquidity and improving our interest rate risk position. Our investment portfolio consists of United States Government and United States Government-sponsored agency securities, municipal bonds, Federal Home Loan Bank stock and interest earning deposits. The carrying value of our investment securities totaled $123.6 million at December 31, 2004, including our interest-earning deposits with other financial institutions with original maturities of three months or less which totaled $41.1 million at December 31, 2004.

     Investment Portfolio. The following tables set forth the carrying value of our investments at the dates indicated. At December 31, 2004, the market value of our investments was approximately $123.6 million. As allowed by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classified our investment in United States Government and United States Government-sponsored agency obligations as available for sale. As a result, such securities are now presented at fair value, as determined by market quotations. The market value of investments includes interest-earning deposits and Federal Home Loan Bank stock at book value, which approximates market value.

	At December 31,
	2002	2003	2004
	(In Thousands)
U.S. Government and agency obligations	$89,210	$122,209	$64,792
Investment in trust preferred securities	35,384	—	—
Municipal bonds	669	522	364
Interest-earning deposits	63,488	33,797	41,082
Federal Home Loan Bank stock	12,919	13,322	17,399

Total investments	$201,670	$169,850	$123,637

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, amortized cost, market values and average yields of our investment securities at December 31, 2004.

	At December 31, 2004
	One Year or Less		One to Three Years		Three to Five Years		Over Five Years		Total
		Annualized		Annualized		Annualized		Annualized				Annualized
		Weighted		Weighted		Weighted		Weighted			Average	Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Market	Life in	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Years (1)	Yield
						(Dollars in thousands)
Investment securities:
U.S. Government and agency securities	$10,180	1.60%	$25,271	2.03%	$30,238	3.38%	$—	—%	$65,689	$64,792	2.6	2.58%
Municipal bonds	120	5.98	235	6.06	—	—	—	—	355	364	1.4	6.03
Interest-earning deposits.	41,082	2.10	—	—	—	—	—	—	41,082	41,082	—	2.10
Federal Home Loan Bank stock (2)	17,399	3.75	—	—	—	—	—	—	17,399	17,399	—	3.75

Total	$68,781	2.45%	$25,506	2.07%	$30,238	3.38%	$—	—%	$124,525	$123,637	2.6	2.59%

(1)	Total weighted average life in years is calculated only on United States Government and United States Government-sponsored agency securities, investment in trust preferred securities and municipal bonds.

(2)	Federal Home Loan Bank stock has no stated maturity, and the interest rate is adjustable.

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

     Our deposit growth has benefited from the expansion of our branch network to 43 branches at December 31, 2004. During this time, the growth in our checking accounts and savings accounts exceeded the growth in our certificates of deposit. Certificates of deposits generally are higher cost, and more interest rate sensitive than checking and savings accounts. At December 31, 2004, certificate of deposit accounts comprised 22.5% of our total deposits.

     Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of our deposit portfolio as of December 31, 2004 based on original term to maturity.

Weighted					Percentage
Average	Minimum		Minimum		of Total
Interest Rate	Term	Checking and Savings Deposits	Amount	Balances	Deposits
			(In Thousands)
0.00%	None	Non-interest bearing demand	$—	$386,790	13.74%
1.03	None	Interest bearing checking accounts	100	689,533	24.50
1.61	None	Passbooks and statement savings	100	770,124	27.36
1.52	None	Money market accounts	2,500	335,573	11.92

		Certificates of Deposit

0.25	0 - 3 months	Fixed term, fixed rate	1,000	3,839	0.14
0.77	3 - 6 months	Fixed term, fixed rate	1,000	28,581	1.02
1.44	6 - 12 months	Fixed term, fixed rate	1,000	259,912	9.23
2.95	12 - 36 months	Fixed term, fixed rate	1,000	259,275	9.21
4.19	36 - 60 months	Fixed term, fixed rate	1,000	81,043	2.88

	Total			2,814,670	100.00%

     Set forth below is information regarding the average balance, cost and weighted average interest rate on our deposits for the periods indicated.

	Year ended December 31,
	2002			2003			2004
			Weighted			Weighted			Weighted
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balances	Expense	Interest Rate	Balances	Expense	Interest Rate	Balances	Expense	Interest Rate
	(Dollars in Thousands)
Non-interest bearing demand	$188,606	$—	—%	$246,853	$—	—%	$350,979	$—	—%
Interest bearing checking accounts	299,223	4,036	1.35	477,055	5,553	1.16	622,843	6,667	1.07
Passbooks	270,999	4,337	1.60	526,512	9,643	1.83	702,607	11,860	1.69
Money market accounts	182,585	3,176	1.74	251,965	4,006	1.59	331,765	5,176	1.56
Certificates of deposit	810,903	28,804	3.55	732,822	19,403	2.65	657,735	15,973	2.43

Total	$1,752,316	$40,353	2.30%	$2,235,207	$38,605	1.73%	$2,665,929	$39,676	1.49%

     The following table sets forth our certificates of deposit classified by rates as of the dates indicated.

	At December 31,
	2002	2003	2004
	(In Thousands)
0.00 – 1.00%	$21,078	$78,324	$39,562
1.01 – 2.00%	126,774	209,013	141,203
2.01 – 3.00%	310,644	193,797	263,888
3.01 – 4.00%	97,826	60,962	110,897
4.01 – 5.00%	173,915	135,450	72,468
5.01 – 6.00%	19,406	5,684	2,194
6.01 – 7.00%	15,789	2,637	2,438
7.01 – 8.00%	2,323	12	—

	$767,755	$685,879	$632,650

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 2004.

	Amount Due
	Less than					After 5
	One Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Years	Total
	(In Thousands)
0.00 – 1.00%	$39,489	$34	$39	$—	$—	$—	$39,562
1.01 – 2.00%	130,015	11,061	117	—	10	—	141,203
2.01 – 3.00%	200,482	51,958	3,032	6,658	1,758	—	263,888
3.01 – 4.00%	18,328	13,152	64,683	9,840	4,894	—	110,897
4.01 – 5.00%	30,516	20,974	20,978	—	—	—	72,468
5.01 – 6.00%	898	1,296	—	—	—	—	2,194
6.01 – 7.00%	2,431	7	—	—	—	—	2,438

	$422,159	$98,482	$88,849	$16,498	$6,662	$—	$632,650

     The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004. These deposits represented 8.3% of our total deposits at December 31, 2004.

Remaining Maturity	Amount
(In Thousands)
Three months or less	$51,350
Three through six months	30,039
Six through twelve months	67,798
Over twelve months	85,241

Total	$234,428

     The following table sets forth the net changes in our deposits for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
		(In Thousands)
Deposits	$11,214,770	$13,070,245	$16,447,838
Withdrawals	10,909,963	12,473,767	16,132,268

Net increase before interest credited	304,807	596,478	315,570
Interest credited	34,098	34,718	38,999

Net increase in deposits	$338,905	$561,760	$354,569

Borrowings

     Deposits are the primary source of funds for our lending and investment activities and for general business purposes. If the need arises, we may borrow from the Federal Home Loan Bank of Atlanta and from the Federal Reserve Bank discount window to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Loans from the Federal Home Loan Bank are typically collateralized by our Federal Home Loan Bank stock and a portion of our first mortgage loans. At December 31, 2004, we had $250.9 million of Federal Home Loan Bank advances outstanding. Our borrowings also include $53.6 million of junior subordinated debentures. The debentures were issued in connection with the issuance $22.7 million of

Cumulative Trust Preferred Securities which pay interest at a floating rate of 285 basis points above the three month LIBOR rate issued by Fidelity Capital Trust II, and the issuance by Fidelity Capital Trust III of Cumulative Trust Preferred Securities of $30.9 million, paying interest at a floating rate of 197 basis points above the three month LIBOR rate.

     The Federal Home Loan Bank functions as a central reserve bank providing credit to us as well as other member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for loans on the security of such stock and certain of our residential mortgage loans and other assets (principally, securities that are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness are met. The Federal Home Loan Bank offers several different loan programs and each loan program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. All Federal Home Loan Bank advances have fixed interest rates and mature between three months and 10 years.

	Year Ended December 31,
	2002	2003	2004
	(Dollars in Thousands)
Federal Home Loan Bank advances:
Maximum month-end balance	$315,031	$277,244	$387,679
Balance at end of period	253,371	264,561	250,855
Average balance	303,016	269,718	307,735

Weighted average interest rate on:
Balance at end of period	6.01%	5.81%	5.91%
Average balance for period	6.08%	5.85%	5.86%

Subsidiary Activities

     Fidelity Federal Bank & Trust has two wholly owned subsidiaries. Fidelity Realty and Appraisal Service, Inc., a Florida corporation, is primarily engaged in providing appraisal services for Fidelity Federal Bank & Trust and selling our real estate owned. At December 31, 2004 Fidelity Realty and Appraisal Service, Inc. had total equity capital of $850,000, including retained earnings of $375,000. Fidelity Realty and Appraisal Service, Inc. had net income of $149,000 for the year ended December 31, 2003 and net income of $161,000 for the year ended December 31, 2004

     Our other subsidiary, Florida Consolidated Agency, Inc., a Florida corporation doing business as Fidelity Insurance, was established in 1999. On July 16, 1999, Fidelity Insurance acquired Dunn and Noel, Inc., a full-service insurance agency based in Juno Beach, Florida. Dunn & Noel was founded in 1947, originally as Burns & Company. Fidelity Insurance operates as an independent insurance agency, and licensed agents make insurance products available through Fidelity Federal Bank & Trust’s branch offices. Licensed representatives also sell a variety of investment products. Fidelity Insurance had net income of $336,000 and $247,000 for the years ended December 31, 2003 and 2004, respectively.

     Federal savings banks insured by the Savings Association Insurance Fund are required to provide 30 days advance notice to the Office of Thrift Supervision and the Federal Deposit Insurance Corporation before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured savings bank must also provide the Federal Deposit Insurance Corporation and the Office of Thrift Supervision such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the Office of Thrift Supervision. In addition to other enforcement and supervisory powers, the Office of Thrift Supervision may determine after notice and opportunity for a hearing that the continuation of a savings bank’s ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the savings bank, or (ii) is inconsistent with law and regulation. Upon the making of such a determination, the Office of Thrift Supervision may order the savings bank to divest the subsidiary or take other actions.

Personnel

     As of December 31, 2004, we had 705 full-time and 128 part-time employees. None of our employees is represented by a collective bargaining group. We believe our relationship with our employees is good.

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

     Loans-to-One-Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional 10% of unimpaired capital and surplus may be loaned (for a total of 25% of unpaid capital surplus), if the loan is secured by readily marketable collateral, which is defined to include certain marketable securities, but generally not real estate. As of December 31, 2004, Fidelity Federal Bank & Trust was in compliance with its loans-to-one-borrower limitations.

     Qualified Thrift Lender Test. As a federal savings association, Fidelity Federal Bank & Trust is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments,” which consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2004, Fidelity Federal Bank & Trust maintained 77.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

     Liquidity. Fidelity Federal Bank & Trust is required to maintain liquid assets at levels considered safe and sound by the Office of Thrift Supervision. Fidelity Federal Bank & Trust’s average liquidity ratio for the quarter ended December 31, 2004 was 8.35%.

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

     Transactions with Related Parties. Fidelity Federal Bank & Trust’s authority to engage in transactions with related parties or “affiliates” or to make loans secured by the securities of any affiliate is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing federal regulations. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution, including Fidelity Bankshares, Inc. and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain “covered” transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution’s capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Fidelity Federal Bank & Trust’s authority to extend credit to executive officers, directors and 10% or more stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and its implementing federal regulations. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and that do involve more than the normal risk of repayment. Federal regulation also places individual and aggregate limits on the amount of loans Fidelity Federal Bank & Trust may make to these persons based, in part, on Fidelity Federal Bank & Trust’s capital position, and requires approval procedures to be followed. At December 31, 2004, Fidelity Federal Bank & Trust was in compliance with these regulations.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under specified circumstances.

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

Federal Home Loan Bank System

     The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Fidelity Federal Bank & Trust, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2004, Fidelity Federal Bank & Trust was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2004, Fidelity Federal Bank & Trust was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

     As a non-diversified unitary savings and loan holding company that was formed after May 4, 1999, Fidelity Bankshares, Inc. may only engage in business activities that are permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulation.

     Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources of the acquiror, the future prospects of the acquiror and the institution to be acquired, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community, competitive factors, and the association’s compliance with applicable anti-money laundering regulations.

The USA PATRIOT Act

     In response to the terrorist attacks of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was enacted in October 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Financial institutions, such as Fidelity Federal Bank & Trust, have been required by federal law for years to have an effective anti-money laundering program. As such, the requirements of the USA PATRIOT Act should not have material impact on its operations.

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to implement legislative reforms to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards (and will be funded by fees from all publicly traded companies), Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, and makes them subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company’s Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

     As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Fidelity Federal Bank & Trust’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2004, Fidelity Federal Bank & Trust had a balance of approximately $7.4 million of pre-1988 tax bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

     Fidelity Bankshares, Inc. has not been audited by the Internal Revenue Service or the State of Delaware within the past five years. During 2004, the state income tax returns of Fidelity Bankshares, Inc. were audited by the State of Florida for income tax years 2000 through 2003. See Notes 1 and 11 to the Financial Statements.

AVAILABILITY OF ANNUAL REPORT

     Our Annual Report on Form 10-K, Code of Ethics required pursuant to the Sarbanes-Oxley Act and our Nominating and Corporate Governance Committee Charter may be obtained by accessing our website at www.fidelityfederal.com.

ITEM 2. PROPERTIES

Property

     At December 31, 2004, we conducted our business through our administrative office located in West Palm Beach, Florida, and 43 full service branch offices located in Palm Beach, Martin and St. Lucie Counties and 4 loan production offices located in Palm Beach, Broward, St. Lucie and Indian River Counties. The aggregate net book value of our premises and equipment was $83.4 million at December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

     There are various claims and lawsuits in which Fidelity Federal Bank & Trust is periodically involved incident to our business. Other than as set forth below, we believe these legal proceedings, in the aggregate, are not material to our financial condition or results of operations.

     On July 1, 2003, Fidelity Federal Bank & Trust was named as defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe (“Kehoe”), on behalf of himself and other similarly situated persons, has alleged that

Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in its marketing efforts. Kehoe sought as damages a statutory minimum of $2,500.00 per violation on behalf of the class of plaintiffs. On June 14, 2004, the Court granted Fidelity Federal’s Motion for Summary Judgment and entered a Final Judgment in favor of the bank against Mr. Kehoe. A Notice of Appeal was filed by Mr. Kehoe’s lawyers on June 28, 2004. Fidelity Federal, in consultation with counsel, has concluded that the lawsuit is without merit and intends to defend against the Plaintiff’s Appeal of the Court’s Final Judgment in the bank’s favor.

     On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs’ investments in various entities controlled and generated by Thomas Abrams, who was convicted for running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatures on the accounts and generally offer banking services to the Abrams entities. There are additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000.00. The Plaintiffs allege they lost in excess of $18,000,000.00 investing with Abrams. The actual amount of losses incurred by the plaintiffs are undetermined as of this time. We have moved to dismiss the second amended complaint, and we intend to vigorously defend our position on the basis that we acted solely as a depository bank in the transactions and allegations of improper conduct by us are factually inaccurate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Fidelity Bankshares, Inc. common stock, is currently listed on the Nasdaq National Market under the symbol “FFFL”, and there is an established market for such common stock. At December 31, 2004, Fidelity Bankshares, Inc. had 21 market makers.

     The following table sets forth the high and low bid quotations for Fidelity Bankshares, Inc. common stock and cash dividends per share declared for the periods indicated. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. This information has been obtained from monthly statistical summaries provided by the Nasdaq Stock Market. All prices and dividend data has been adjusted to reflect the Company’s three for two stock split, in the form of a stock dividend, distributed on January 14, 2005 to stockholders of record as of December 31, 2004. As of December 31, 2004, there were 24,425,050 shares of Fidelity Bankshares, Inc. common stock issued and outstanding, net of shares held in treasury. At December 31, 2004, Fidelity Bankshares, Inc. had approximately 3,256 stockholders of record.

     All per-share items shown have been retroactively adjusted for the 3-for-2 stock split which was paid to stockholders on January 14, 2005.

			Cash Dividend
Fiscal 2004	High Bid	Low Bid	Declared
Quarter Ended December 31, 2004	$28.847	$24.240	$0.080
Quarter Ended September 30, 2004	25.867	22.273	0.067
Quarter Ended June 30, 2004	24.733	20.413	0.067
Quarter Ended March 31, 2004	25.633	20.833	0.067

			Cash Dividend
Fiscal 2003	High Bid	Low Bid	Declared
Quarter Ended December 31, 2003	$21.667	$17.547	$0.067
Quarter Ended September 30, 2003	18.480	14.380	0.067
Quarter Ended June 30, 2003	15.733	12.047	0.067
Quarter Ended March 31, 2003	13.167	11.493	0.067

     On October 20, 2004, the Company, through Fidelity Capital Trust III issued $30.9 million of trust preferred securities. These securities bear interest at three month LIBOR plus 1.97% and mature in 2034. The net proceeds of $29.8 million from this issue were used on November 24, 2004 to redeem the $29.6 million of 8.375%, fixed rate trust preferred securities, issued through Fidelity Capital Trust I.

     On December 15, 2004, the Company completed a secondary offering of 1.15 million shares of its common stock. Of the $43.8 million net proceeds from the issue, the Company invested $35.0 million in its wholly-owned subsidiary Fidelity Federal Bank & Trust to provide funds for the bank’s continued branch expansion. The remaining funds were retained by the Company for general corporate purposes.

     Fidelity Bankshares, Inc. did not repurchase any of its shares during 2004.

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

	At December 31,
	2000	2001	2002	2003	2004
		(In thousands, except per share amounts)
Selected Financial Condition Data:
Total assets	$1,932,434	$2,136,935	$2,439,397	$3,048,222	$3,470,539
Loans receivable, net	1,361,232	1,581,227	1,935,999	2,191,696	2,556,700
Mortgage-backed securities and corporate debt securities	322,223	237,671	145,139	471,228	529,640
Investment securities(1)	105,163	152,446	166,286	169,850	123,637
Deposits	1,497,818	1,559,436	1,898,341	2,460,101	2,814,670
Total borrowings(2)	310,005	355,342	326,537	358,970	350,560
Stockholders’ equity	91,651	177,612	169,087	184,509	251,283
Book value per common share(3) (5)	$8.92	$7.50	$7.10	$8.19	$10.29
Tangible book value per common share(4) (5)	$8.67	$7.41	$7.01	$7.94	$10.17

(1)	Includes interest-bearing deposits, United States Government and United States Government-sponsored agency securities and Federal Home Loan Bank stock.

(2)	Includes $29.6 million of junior subordinated debentures issued in connection with the issuance of 8.375% Cumulative Trust Preferred Securities by Fidelity Capital Trust I, and $22.7 million of junior subordinated debentures issued in connection with the issuance of Trust Preferred Securities by Fidelity Capital Trust II with interest at a floating rate of 285 basis points above the three month LIBOR rate, and $30.9 million in connection with the issuance of Trust Preferred Securities by Fidelity Capital Trust III with interest at a floating rate of 197 basis points above the three month LIBOR rate. .

(3)	Book value per share data is calculated by dividing total Stockholders’ equity by total common shares outstanding.

(4)	Tangible book value per share data is calculated by dividing total Stockholders’ equity less goodwill by total common shares outstanding.

(5)	Per share data has been adjusted to reflect the second step conversion of Fidelity Bankshares MHC in 2002 and the 3-for-2 stock split, in the form of a stock dividend, distributed on January 14, 2005, to stockholders of record on December 31, 2004.

	For the Years Ended December 31,
	2000		2001	2002	2003	2004
			(In thousands, except per share amounts)
Selected Operating Data:
Interest income	$132,580		$138,480	$137,867	$143,683	$164,664
Interest expense	85,671		81,422	61,768	57,164	59,864

Net interest income	46,909		57,058	76,099	86,519	104,800
Provision for loan losses	1,328		2,054	1,986	3,122	2,736

Net interest income after provision for loan losses	45,581		55,004	74,113	83,397	102,064

Other income	13,406	(1)	13,764	16,991	22,516	25,173

Non-interest expense	45,403		55,722	63,569	76,513	89,650

Income before taxes	13,584		13,046	27,535	29,400	37,587
Income tax expense	5,063		5,166	10,737	11,479	14,690

Net income	$8,521		$7,880	$16,798	$17,921	$22,897

Income per common share:
Basic(2)	$0.36		$0.34	$0.75	$0.82	$1.04

Diluted(2)	$0.36		$0.34	$0.74	$0.81	$1.01

(1)	Includes $3.7 million from the receipt and sale of 147,232 shares of John Hancock Financial common stock provided to policy holders pursuant to John Hancock Financial’s conversion from a mutual (or policy owned insurance company) to a stock insurance company.

(2)	Per share data has been adjusted to reflect the second step conversion of Fidelity Bankshares, MHC in 2002 and the 3-for 2 stock split in 2004 .

	At and for the Years ended December 31,
	2000	2001	2002	2003	2004
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.46%	0.38%	0.71%	0.64%	0.69%
Return on average stockholders’ equity (ratio of net income to average stockholders’ equity)	9.97%	5.46%	9.49%	10.15%	11.49%
Non-interest income to average assets	0.70%	0.67%	0.72%	0.80%	0.75%
Non-interest expense to average assets	2.43%	2.71%	2.71%	2.73%	2.69%
Net interest rate spread during the period	2.77%	2.55%	3.45%	3.29%	3.53%
Net interest margin (net interest income to average interest earning assets)	2.72%	2.85%	3.51%	3.31%	3.36%
Ratio of average interest-earning assets to average interest-bearing liabilities	99.21%	107.37%	102.09%	101.62%	101.67%
Efficiency ratio(1)	75.07%	78.68%	68.29%	70.17%	68.98%
Dividend payout ratio	76.34%	76.92%	35.71%	32.25%	26.92%

Asset Quality Ratios:
Nonperforming loans to net loans at end of period	0.37%	0.32%	0.34%	0.51%	0.25%
Allowance for loan losses to nonperforming loans at end of period	98.41%	136.67%	126.21%	99.12%	211.85%
Allowance for loan losses to total loans at end of period	0.36%	0.43%	0.43%	0.51%	0.53%
Non-performing assets to total assets at end of period	0.26%	0.24%	0.27%	0.37%	0.19%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%	0.03%	0.02%	0.01%

Capital Ratios:
Stockholders’ equity to total assets at end of period	4.77%	8.31%	6.93%	6.05%	7.24%
Average stockholders’ equity to average total assets	4.62%	7.02%	7.53%	6.31%	5.97%
Tangible capital to tangible assets at end of period(2)	6.32%	7.97%	7.68%	7.10%	8.14%
Core capital to adjusted tangible assets at end of period(2)	6.32%	7.97%	7.68%	7.10%	8.14%
Risk-based capital to risk-weighted assets at end of period(2)	11.03%	12.45%	11.01%	10.79%	11.80%

Other Data:
Number of branch offices at end of period	35	38	40	41	43
Number of deposit accounts at end of period	127,467	133,650	142,683	148,023	151,739

(1)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

(2)	Represents regulatory capital ratios for Fidelity Federal Bank & Trust only.

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

Pending Acquisition of First Community Bancorp, Inc.

     On September 22, 2004 we announced that we signed a definitive agreement to acquire First Community Bancorp, Inc. (“First Community”) for approximately $14.0 million in cash and approximately 525,000 shares of our common stock. Regulatory and stockholder approval for this acquisition is expected in March 2005 and the transaction is expected to close in the second quarter of 2005. At December 31, 2004, First Community had $155.0 million in assets, $134.8 million in deposits and $11.6 million in stockholders’ equity. Approximately 15.5% of First Community Bank’s deposits consist of certificates of deposit, while 84.5% are core deposits, consisting of checking, savings and money market accounts.

Critical Accounting Policies

     The Accounting and reporting policies of Fidelity Bankshares, Inc. and its subsidiaries conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of our significant accounting policies is contained in Note 1 to the consolidated financial statements. Our critical accounting policies are shown below.

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

     Long-Lived Assets. Long-lived assets, such as office, properties and equipment, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the fair value of the asset is measured using quoted market prices or, in the absence of quoted fair market prices, fair value is based on the estimate of discounted cash flow analysis or other available methods. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.

     Servicing Assets. Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair valued is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

     Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount of servicing rights. If we later determine that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

     Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

     Determining Fair Value of Financial Instruments. We require to disclose the fair value of certain of its financial instruments. The following is a summary of how the fair value of these assets and liabilities is determined.

     Securities Available for Sale and Held to Maturity – The fair value of these securities are based on quoted market prices.

     Loans Receivable – The fair value of fixed and variable rate loans is estimated by discounting the future cash flows of the loans using the current rates at which similar loans would be made to borrowers with similar credit rating for the same remaining maturities.

     Federal Home Loan Bank Stock – The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

     Advances from the Federal Home Loan Bank – The fair value of these advances is estimated by discounting the future cash flows of these advances using the current rates at which similar term advances could be obtained.

     Junior Subordinated Debentures – The fair value of these debentures is estimated by discounting the future cash flows of the debentures using current rates at which similar debentures could be obtained.

     Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Bank could realize in a current transaction.

Changes in Financial Position

     Comparison of Financial Position at December 31, 2003 and December 31, 2004

     Our assets increased by $422.3 million from $3.0 billion at December 31, 2003 to $3.5 billion at December 31, 2004. Our net loans receivable increased by $365.0 million. We also securitized $89.2 million of loans from our loan portfolio and now hold these mortgage-backed securities as assets held to maturity. This securitization was undertaken to improve our regulatory risk-based capital levels. Our cash and cash equivalents increased by $39.5 million. Another asset increase requiring funding included office properties and equipment, which increased by $9.9 million. Our required investment in FHLB stock also increased by $4.1 million, while all other assets increased by $3.0 million. Additionally, a reduction in FHLB advances required $13.7 million of funding.

     Funds were principally provided by cash received from the decrease in assets available for sale of $88.3 million and an increase in deposits of $354.6 million. Increases in borrowings provided $14.8 million in funds, while increases in equity provided additional funding of $66.0 million. Of the increases in stockholders’ equity, $43.8 million was provided by a secondary issue of 1.15 million shares of our common stock in December 2004. Net income, net of dividends paid provided an additional $16.6 million increase in equity.

     Stockholder’s equity totaled $251.3 million at December 31, 2004, compared to $184.5 at December 31, 2003.

Results of Operations

     Results of operations for the years ended December 31, 2003 and 2004

     General. We split our common stock on a three for two share basis by distributing a stock dividend to our shareholders of record on December 31, 2004. All per share data retroactively reflects this stock split. Our net income for the year ended December 31, 2004 was $22.9 million, or $1.04 basic and $1.01 diluted earnings per share, compared to net income for the year ended December 31, 2003 of $17.9 million or $.82 basic and $.81 diluted earnings per share. Several factors contributed to this $5.0 million, or 27.9%, increase in net income. Interest income increased by $21.0 million from $143.7 million for the year ended December 31, 2003 to $164.7 million for the year ended December 31, 2004. Interest expense, however, increased by only $2.7 million from $57.2 million for 2003 to $59.9 million for the year ended December 31, 2004. As a result, net interest income increased by $18.3 million, or 21.2%, from $86.5 million for the year ended December 31, 2003 to $104.8 million in 2004. Our provision for loan losses was $3.1 million and $2.7 million for the years ended December 31, 2003 and 2004, respectively, a decrease of $385,000 from year to year. Other income increased $2.7 million from $22.5 million for the year ended December 31, 2003 to $25.2 million for the year ended December 31, 2004. Operating expense increased by $13.1 million, or 17.1%, from $76.5 million in 2003 to $89.6 million for the year ended December 31, 2004.

     Interest income. Our interest income increased by $21.0 million, or 14.6%, from $143.7 million in 2003 to $164.7 million for the year ended December 31, 2004. Although the average yield on our interest earning assets declined from 5.50% for the year ended December 31, 2003 to 5.28% for the year ended December 31, 2004, our average interest earning assets increased by $505.0 million or 19.3%, from $2.6 billion to $3.1 billion. The decline in average yield resulted primarily from the repayment of assets acquired in a higher interest rate environment being replaced in a lower interest rate environment.

     Interest income on mortgage loans increased by $12.4 million, or 11.3%, from $110.8 million for the year ended December 31, 2003 to $123.2 million for the year ended December 31, 2004. While the average balance of these loans increased by $340.7 million, or 19.4%, the average yield on the loans declined from 6.30% during 2003 to 5.87% during 2004. Interest income on consumer and commercial business loans increased by 7.0%, or $1.2 million, from $17.5 million for the year ended December 31, 2003 to $18.7 million during 2004. Although the average balance of these loans increased by $45.7 million, or 16.4%, this was partially offset by a decrease in average yield on these loans from 6.25% for the year ended December 31, 2003 to 5.74% for the year ended December 31, 2004. The average balance of our mortgage-backed securities increased by $66.1 million, or 16.5%. Together with an increase in yield from 3.15% in 2003 to 3.89% during 2004, this resulted in an increase in interest income of $5.5 million, or 43.9%, from $12.6 million in 2003 to $18.1 million for the year ended December 31, 2004. Interest income from investment securities increased by $2.0 million, or 160.4%, from $1.2 million in 2003 to $3.2 million in 2004, as a result of a 153.3% increase in the average balances of these assets. The yield on investment securities for the years ended December 31, 2003 and 2004 was 2.10% and 2.16%, respectively. Our interest income on other investments declined by $216,000, or 13.2%, from $1.6 million for the year ended December 31, 2003 to $1.4 million for the year ended December 31, 2004. While the average yield on these investments increased from 1.41% during 2003 to 1.81% for the year ended December 31, 2004, the average balance of these investments declined by 32.7%, offsetting the benefits from the increase in yield.

     Interest expense. Interest expense increased by $2.7 million, or 4.7%, from $57.2 million for the year ended December 31, 2003 to $59.9 million for the year ended December 31, 2004. Interest expense on deposits increased by $1.1 million, or 2.8%, from $38.6 million for the year ended December 31, 2003 to $39.7 million for the year ended December 31, 2004. During 2004, the average balance of our deposits increased by $430.7 million, or 19.3%. The average cost of our deposits during 2004 was 1.49%, compared to 1.73% for the year ended December 31, 2003. The principal reason for the decrease in that the average cost of our deposits was the increase in our total core deposits, consisting of lower costing checking, savings and money market accounts. At December 31, 2004, 2003 and 2002 our core deposits comprised 77.5%, 72.1% and 59.6%, respectively, of our total deposits. Management believes that these core deposits will be less interest rate sensitive in a rising interest rate environment. The average balance of our borrowings for the year ended December 31, 2004 increased by $64.7 million, or 19.3%. The average cost of our borrowings during 2003 was 5.53% and declined to 5.04% for the year ended December 31, 2004. Accordingly, interest expense on borrowings increased by only $1.6 million, or 8.8%, from $18.6 million for the year ended December 31, 2003 to $20.2 million for the year ended December 31, 2004.

     Net interest income. Our net interest income increased by $18.3 million, or 21.1%, from $86.5 million for the year ended December 31, 2003 to $104.8 million for the year ended December 31, 2004. Our net interest spread remained relatively constant at 3.28% and 3.33% for the years ended December 31, 2003 and 2004, respectively. However, our average balance of interest earning assets increased by $505 million, or 19.3%, resulting in the increase in net interest income.

     Provision for loan losses. Our provision for loan losses decreased by $386,000 from $3.1 million to $2.7 million for the years ended December 31, 2003 and 2004, respectively.

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, allowances for loan losses are based on management’s estimate of losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our portfolio. General valuation allowances are added to our capital for purposes of calculating our regulatory risk-based capital. We conduct a monthly review of our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. As we continue to increase our originations of commercial business loans, consumer loans and commercial real estate loans, our provision for loan losses is likely to increase in future periods, since such loans traditionally have a higher risk of loss than residential mortgage loans.

     Other income. Other income increased by 11.8%, or $2.7 million, from $22.5 million for the year ended December 31, 2003 to $25.2 million for the year ended December 31, 2004. Income from service charges on deposit accounts increased by $1.0 million, or 9.6%, from $10.0 million in 2003 to $11.0 million for the year ended December 31, 2004. Fees for other banking services, which includes premiums on insurance sales, trust fee income, annuity sales and appraisal service income increased by $1.4 million, or 14.0%, from $9.8 million to $11.2 million for the years ended December 31, 2003 and 2004, respectively. Net gain on the sale of loans was $4.2 million and $619,000 for the years ended December 31, 2003 and 2004, respectively, a decline of $3.5 million, or 85.1%. The year ended December 31, 2003 included a one-time gain of $1.5 million on the sale of $50.0 million of loans. We have been selling substantially all of the 30 year, fixed rate loans that we originate. During 2004, our customers have opted for a greater percentage of shorter duration loans and adjustable rate loans. As a result, we have had fewer loans available for sale.

     Operating expense. Operating expense increased by $13.1 million, or 17.2%, from $76.5 million for the year ended December 31, 2003 to $89.6 million for the year ended December 31, 2004. Employee compensation and benefits expense increased by $5.7 million, or 12.7%, from $44.8 million during 2003 to $50.5 million for the year ended December 31, 2004. Direct compensation accounted for $4.4 million of the $5.7 million increase, while benefits cost increases were $1.3 million. The company’s workforce grew by 6.4%, to 769 full time equivalent employees at December 31, 2004 from 723 full time equivalent employees at December 31, 2003. Increases in benefit costs include a $614,000 increase in medical care costs and a $449,000 increase in ESOP costs which reflects increases in the market value of our common stock. Occupancy and equipment costs increased by $2.1 million, or 14.8%, from $14.5 million for the year ended December 31, 2003 to $16.6 million for the year ended December 31, 2004. Of this increase, $853,000 is attributable to increased data processing costs, while the remainder is largely related to our continued growth. Marketing and federal deposit insurance costs increased by $164,000 and $53,000, respectively, from 2003 to 2004. Miscellaneous expense increased by 34.9%, or $5.1 million, from $14.8 million for the year ended December 31, 2003 to $19.9 million for the year ended December 31, 2004. Of this increase, $1.1 million resulted from the write off of deferred issuance costs on the redemption of trust preferred securities, $1.4 million relates to the write off of fraudulent checks received, $550,000 resulted from the write off of misapplied account balances in connection with our check imaging conversion, $1.1 million reflected increased temporary help costs, $902,000 was for consulting and accounting cost primarily related to Sarbanes-Oxley compliance, and $250,000 was for the settlement of a lawsuit.

     Income taxes. Our provision for income taxes was $14.7 million for the year ended December 31, 2004, compared to $11.5 million for the year ended December 31, 2003. This represents a 28.0% increase in income taxes, which corresponds to the increase in our income before taxes. Our effective tax rate was 39.0% in both 2003 and 2004.

Results of Operations

     Results of operations for the years ended December 31, 2002 and 2003

     General. Our net income for the year ended December 31, 2003 was $17.9 million. or $0. 82 basic and $0.81 diluted earnings per share. By comparison, our net income for the year ended December 31, 2002 was $16.8 million, or $0.75 basic and $0.74 diluted earnings per share. A number of factors contributed to the $1.1 million increase in net income for the year ended December 31, 2003. Interest income increased from $137.9 million for the year ended December 31, 2002 to $143.7 million for the year ended December 31, 2003 and was accompanied by a $4.6 million decrease in interest expense from $61.8 million in 2002 to $57.2 million in 2003. This resulted in an increase of net interest income before loan losses of $10.4 million, or 13.7%, from $76.1 million in 2002 to $86.5 million in 2003. The provision for loan losses increased for the year ended December 31, 2003 by $1.1 million from $2.0 million in 2002 to $3.1 million in 2003. Our portfolio of commercial mortgage loans, consumer loans and commercial business loans increased as a percentage of our total loan portfolio. Other income increased by $5.5 million, or 32.5%, from $17.0 million for the year ended December 31, 2002 to $22.5 million for the year ended December 31, 2003. Our operating expenses for the year ended December 31, 2003 increased by $12.9 million, or 20.4%, from $63.6 million for the year ended December 31, 2002 to $76.5 million.

     Interest income. Interest income increased by $5.8 million, or 4.2%, from $137.9 million for the year ended December 31, 2002 to $143.7 million for the year ended December 31, 2003. While average interest earning assets increased by $444.0 million, or 20.5%, the yield on our assets declined to 5.50% during 2003, compared to 6.36% during 2002. The decline in yield resulted from originating loans during the year’s low interest rate environment, borrower prepayment of higher interest bearing loans and our increased investment in mortgage backed securities bearing lower interest rates.

     Interest income from mortgage loans increased by 5.4%, or $5.7 million, from $105.1 million for the year ended December 31, 2002 to $110.8 million for the year ended December 31, 2003. Although the average balance of mortgage loans increased by $266.2 million, or 17.8%, it was accompanied by a decline in average yield on these assets from 7.04% in 2002 to 6.30% in 2003. The average balance of consumer and commercial business loans increased by $26.1 million, or 10.3%, but was offset by a decline in average yield from 7.26% in 2002 to 6.25% in 2003. As a result, interest income on consumer and commercial business loans declined by $949,000, or 5.2%, from $18.4 million for the year ended December 31, 2002 to $17.5 million for the year ended December 31, 2003. Our average investment in mortgage-backed securities increased by 106.7%, as a result of funds provided by our strong deposit growth, from $193.5 million for the year ended December 31, 2002 to $399.9 million for the year ended December 31, 2003. Because the average yield on these investments declined from 4.14% during 2002 to 3.15% during 2003, income from mortgage-backed securities increased by only $4.6 million, or 57.2%, from $8.0 million for the year ended December 31, 2002 to $12.6 million for the year ended December 31, 2003. The average balance of our investment securities declined by $47.4 million, or 44.6%, from $106.3 million during 2002 to $58.9 million during 2003, and the average yield on these investments declined from 3.27% during 2002 to 2.10% during 2003. Accordingly, our interest income from investment securities declined by $2.2 million, or 64.4%, from $3.5 million for the year ended December 31, 2002 to $1.2 million for the year ended December 31, 2003. Our average balance of other investments declined by $7.4 million, or 6.0%, from $123.4 million during the year ended December 31, 2002 to $116.0 million during the year ended December 31, 2003, and the average yield on these investments declined from 2.35% during 2002 to 1.41% during 2003. This resulted in a decrease in interest income from other investments of $1.3 million, or 43.6%, from $2.9 million for the year ended December 31, 2002 to $1.6 million for the year ended December 31, 2003.

     Interest expense. Interest expense decreased by $4.6 million, or 7.5%, from $61.8 million for the year ended December 31, 2002 to $57.2 million for the year ended December 31, 2003. Interest expense on deposits decreased by $1.7 million, or 4.3%, from $40.4 million for the year ended December 31, 2002 to $38.6 million for the year ended December 31, 2003. While average deposits increased by $482.9 million, or 27.6%, from $1.8 billion to $2.2 billion, the composition of our average deposit balances included a higher percentage of lower cost transaction and savings accounts, as well as a decrease of $81.9 million in higher cost certificates of deposit. Consequently, the average cost of our deposits decreased from 2.30% during 2002 to 1.73% during 2003. The average balance of our borrowings decreased by $36.2 million, or 9.7%, from $372.0 million for the year ended December 31, 2002 to $335.8 million for the year ended December 31, 2003, and the average cost of these borrowings decreased from 5.76% during 2002 to 5.53% during 2003. As a result, interest expense on our borrowings was $18.6 million for the year ended December 31, 2003, or $2.9 million and 13.3% lower than our interest expense on borrowings of $21.4 million during the year ended December 31, 2002.

     Net interest income. Our net interest income increased by $10.4 million, or 13.7%, from $76.1 million for 2002 to $86.5 million for 2003. While our net interest rate spread decreased from 3.45% for the year ended December 31, 2002 to 3.28% for the year ended December 31, 2003, the average balance of our interest earning assets increased by $444.0 million or 20.5%, resulting in the increase in net interest income.

     Provision for loan losses. Our provision for loan losses increased by $1.1 million from $2.0 million for the year ended December 31, 2002 to $3.1 million for the year ended December 31, 2003. During 2003, the percentage of our portfolio comprised of loans other than one- to four-family mortgage loans, which are deemed to have a greater risk of loss than one-to four-family loans, increased from 34.5% at December 31, 2002 to

42.6% of total loans. Our total allowance for loan losses as of December 31, 2003 was $11.1 million, and is maintained at a level that represents our best estimate of losses in our loan portfolio at the balance sheet date which were both probable and reasonably estimable. At December 31, 2003 our ratio of non-performing loans to net loans was 0.51%.

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, allowances for loan losses are based on management’s estimate of losses inherent in the loan portfolio. We provide both general valuation allowances (for unspecified, probable losses) and specific valuation allowances (for known losses) in our portfolio. General valuation allowances are added to our capital for purposes of calculating our regulatory risk-based capital. We conduct a monthly review of our loan portfolio, including impaired loans, to determine whether any loans require classification or the establishment of appropriate valuation allowances. As we continue to increase our origination of commercial business loans, consumer loans and commercial real estate loans, our provision for loan losses is likely to increase in future periods since such loans traditionally have a higher risk of loss than residential mortgage loans.

     Other Income. Other income increased by 32.5%, or $5.5 million, from $17.0 million for the year ended December 31, 2002 to $22.5 million for the year ended December 31, 2003. Income from fees on deposit accounts increased by $2.8 million, largely as a result of our increase in transaction deposit accounts. Fees for other banking services, which is comprised of insurance and annuity sales, trust fee income and appraisal income, increased by $1.3 million. Gains on the sale of loans, which included a one-time gain of $1.5 million on the sale of $50.0 million of loans, increased by $4.1 million, as we began selling loans in the secondary market during 2003. Offsetting these increases in other income was a $2.4 million loss on the sale of securities as a result of restructuring our investment portfolio and a decrease in miscellaneous other income of $230,000.

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

	For the Years Ended December 31,
	2002			2003			2004
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
				(Dollars in Thousands)
Interest-earning assets:
Mortgage loans	$1,492,219	$105,084	7.04%	$1,758,459	$110,771	6.30%	$2,099,127	$123,235	5.87%
Consumer and commercial business loans	253,420	18,408	7.26	279,534	17,459	6.25	325,227	18,681	5.74
Mortgage-backed securities (1)	193,510	8,006	4.14	399,898	12,585	3.15	466,035	18,113	3.89
Investment securities	106,318	3,474	3.27	58,919	1,236	2.10	149,286	3,219	2.16
Other investments (2)	123,342	2,895	2.35	115,977	1,632	1.41	78,042	1,416	1.81

Total interest-earning assets	2,168,809	137,867	6.36	2,612,787	143,683	5.50	3,117,717	164,664	5.28
Non-interest-earning assets	180,715			185,591			219,080

Total assets	$2,349,524			$2,798,378			$3,336,797

Interest-bearing liabilities:
Deposits	$1,752,316	$40,353	2.30%	$2,235,207	$38,605	1.73%	$2,665,929	$39,676	1.49%
Borrowed funds	372,000	21,415	5.76	335,832	18,559	5.53	400,498	20,188	5.04

Total interest-bearing liabilities	2,124,316	61,768	2.91	2,571,039	57,164	2.22	3,066,427	59,864	1.95
Non-interest bearing liabilities	48,199			50,862			71,097

Total liabilities	2,172,515			2,621,901			3,137,524
Stockholders’ equity	177,009			176,477			199,273

Total liabilities and stockholders’ equity	$2,349,524			$2,798,378			$3,336,797

Net interest income		$76,099			$86,519			$104,800

Net interest rate spread (3)			3.45%			3.28%			3.33%

Net interest margin (4)			3.51%			3.31%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.09%			101.62%			101.67%

	At December 31, 2004
	Actual	Yield/
	Balance	Cost
	(Dollars in Thousands)
Interest-earning assets:
Mortgage loans	$2,212,207	5.71%
Consumer and commercial business loans	344,493	6.01%
Mortgage-backed securities (1)	529,640	4.43%
Investment securities	65,156	2.59%
Other investments (2)	58,481	2.52%

Total interest-earning assets	3,209,977	5.41%
Non-interest-earning assets	260,562

Total assets	$3,470,539

Interest-bearing liabilities:
Deposits	$2,814,670	1.53%
Borrowed funds	296,952	5.19%

Total interest-bearing liabilities	3,111,622	1.88%
Non-interest bearing liabilities	107,634

Total liabilities	3,219,256
Stockholders’ equity	251,283

Total liabilities and stockholders’ equity	$3,470,539

Net interest rate spread (3)		3.53%

Net interest margin (4)		3.59%

Ratio of interest-earning assets to interest-bearing liabilities		103.16%

(1)	Includes corporate debt securities for the year 2002.

(2)	Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank stock.

(3)	Net interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of interest-earning assets.

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

	Years Ended December 31,
	2004 vs. 2003				2003 vs. 2002
	Increase/(Decrease)				Increase/(Decrease)
	Due to			Total	Due to			Total
			Rate/	Increase			Rate/	Increase
	Volume	Rate	Volume	(Decrease)	Volume	Rate	Volume	(Decrease)
	(In Thousands)
Interest income:
Mortgage loans	$21,460	$(7,536)	$(1,460)	$12,464	$18,749	$(11,084)	$(1,978)	$5,687
Consumer and commercial business loans	2,854	(1,403)	(229)	1,222	1,737	(2,455)	(231)	(949)
Mortgage-backed securities	2,081	2,958	489	5,528	8,539	(1,916)	(2,044)	4,579
Investment securities	1,896	34	53	1,983	(1,549)	(1,244)	555	(2,238)
Other investments	(534)	472	(154)	(216)	(491)	(929)	157	(1,263)

Total interest-earning assets	27,757	(5,475)	(1,301)	20,981	26,985	(17,628)	(3,541)	5,816

Interest expense:
Deposits	7,439	(5,339)	(1,029)	1,071	11,120	(10,088)	(2,780)	(1,748)
Borrowed funds	3,574	(1,631)	(314)	1,629	(2,082)	(857)	83	(2,856)

Total interest-bearing liabilities	11,013	(6,970)	(1,343)	2,700	9,038	(10,945)	(2,697)	(4,604)

Change in net interest income	$16,744	$1,495	$42	$18,281	$17,947	$(6,683)	$(844)	$10,420

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

     The following table sets forth our estimated internal calculations of NPV as of December 31, 2004, for instantaneous and parallel shifts in the yield curve in 100 basis point increments up and down. Due to the low interest rate environment that existed at December 31, 2004, an analysis of a 200 basis point downward shift in interest rates is not shown.

Changes in Rates		Net Portfolio Value
(Basis Points)	Amount	$ Change	% Change
		(Dollars in Thousands)
+200bp	$434,957	$(23,671)	(5.2)%
+100bp	$447,381	$(11,247)	(2.5)%
-0-	$458,628	$—	—%
-100bp	$473,737	$15,109	3.3%

     In preparing the NPV table above, we have estimated prepayment rates for our loans ranging from 9% to 40%, depending on the interest rate scenario and loan type. These rates are management’s best estimate based on prior repayment experience.

     Decay rates for liabilities indicate an assumed annual rate at which an interest-bearing liability will be withdrawn in favor of an account with a more favorable interest rate. Decay rates have been assumed for interest bearing checking accounts, passbook and money market deposits. We have used national decay rates calculated by a leading bank consulting firm and therefore may be different than the actual decay rates that we may experience. The following decay rates were used for this analysis and the “gap” analysis which follows.

											Over
	Year	Year	Year	Year	Year	Year	Year	Year	Year	Year	Ten
	One	Two	Three	Four	Five	Six	Seven	Eight	Nine	Ten	Years
Interest bearing checking accounts	7.69	4.44	3.83	3.44	3.15	2.94	2.74	2.57	2.42	2.29	100.00
Passbook, club accounts	11.44	10.08	10.32	9.07	8.68	7.83	7.11	6.43	6.02	5.64	100.00
Money market deposit accounts	14.90	10.40	9.12	7.97	6.93	6.00	5.16	100.00	—	—	—

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

     While the above table provides an estimate of our interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on our NPV, as actual results may vary. At December 31, 2004, we were not required by the Office of Thrift Supervision to hold additional risk-based capital for interest rate risk-purposes.

     We also monitor the matching of its assets and liabilities through “gap” analysis. Gap analysis attempts to measure the difference between the amount of interest earning assets expected to mature or reprice within a specific time period compared to the amount of interest-bearing liabilities expected to mature or reprice within that period. An interest rate sensitive gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities maturing or repricing within a specified period of time. An interest rate sensitive gap is considered negative when the amount of interest-bearing liabilities exceeds the amount of interest-earnings assets maturing or repricing within a specified period of time. Gap analysis involves the use of numerous assumptions, as does NPV. Generally, companies with a positive gap can expect net interest income to increase during periods of rising interest rates and decline in periods of falling interest rates.

     The table below provides information about our financial instruments that are sensitive to changes in interest rates. As shown in the following table, our cumulative one-year interest rate sensitivity gap at December 31, 2004 was a positive 24.10%.

	Period to Repricing
			More Than	More Than
			One Year to	Three Years to
	Within Three	Four to Twelve	Three	Five	Over Five
	Months	Months	Years	Years	Years
	(Dollars in Thousands)
Interest-earning assets (1):
Residential mortgage loans: (2)
Fixed rate	$32,594	$89,325	$185,849	$127,165	$241,171
Adjustable rate	116,370	215,511	152,342	228,238	—
Commercial mortgage loans: (2)
Fixed rate	6,370	15,648	29,964	19,479	31,178
Adjustable rate	190,620	527,810	4,676	5,405	—
Other loans (2)
Fixed rate	16,140	23,664	29,237	11,882	3,245
Adjustable rate	253,307	15,513	—	—	—
Mortgage-backed securities
Fixed rate	23,449	63,847	130,389	86,893	128,934
Adjustable rate	92,705	—	—	—	—
Municipal bonds and government and agency securities – fixed rate	—	10,300	25,507	30,238	—
Other interest earning assets – adjustable	58,481	—	—	—	—

Total	$790,036	$961,618	$557,964	$509,300	$404,528

Interest-bearing liabilities
Deposits: (3)
Checking and funds transfer accounts	$22,419	$67,256	$88,338	$66,334	$815,344
Passbook accounts	22,025	66,076	132,037	93,292	456,688
Money market accounts	13,075	39,225	55,300	34,789	207,679
Certificate accounts (4)	147,776	274,947	186,788	23,138	—
Borrowings: (4)	127,864	134,665	27,209	60,563	260

Total	$333,159	$582,169	$489,672	$278,116	$1,479,971

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$456,877	$379,449	$68,292	$231,184	$(1,075,443)

Cumulative excess of interest-earning assets over interest-bearing liabilities	$456,877	$835,326	$904,618	$1,135,802	$60,359

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total assets	13.16%	24.10%	26.07%	32.73%	1.74%

(1)	Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a 20% prepayment rate.

(2)	Balances are shown net of loans in process and are not adjusted for premiums, discounts, reserves and unearned fees.

(3)	All of our deposits, other than certificates of deposit, are generally subject to immediate withdrawal. However, in preparation of this table we used national decay rates calculated by a leading bank consulting firm. These national decay rates consider a significant portion of these accounts to be core deposits having longer effective maturities based on the firm’s calculations of national average deposit runoff. These decay rates may be different than the actual decay rates we experienced.

(4)	Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.

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

Liquidity and Capital Resources

     Fidelity Federal Bank & Trust is required to maintain liquid assets at levels considered safe and sound by the Office of Thrift Supervision. Our liquidity ratio averaged 6.5%, 11.5% and 7.4% during the months ended December 31, 2002, 2003 and 2004, respectively. Our liquidity ratio averaged 11.7%, 11.5% and 10.2% for the years ended December 31, 2002, 2003 and 2004, respectively. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and loan to fund commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

     Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the Federal Home Loan Bank of Atlanta amounted to $63.5 million, $33.8 million and $41.1 million at December 31, 2002, 2003 and 2004, respectively. Other assets qualifying for liquidity purposes at December 31, 2002, 2003 and 2004, totaled $67.6 million, $261.9 million and $110.9 million, respectively. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

     A major portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Atlanta.

     Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta which provides an additional source of funds. At December 31, 2004, we had $250.9 million in advances from the Federal Home Loan Bank of Atlanta. We borrow from the Federal Home Loan Bank of Atlanta in order to reduce interest rate risk, and for liquidity purposes.

     At December 31, 2004, we had outstanding loan commitments of $239.2 million to originate and/or purchase mortgage loans. This amount does not include the unfunded portion of loans in process. At December 31, 2004, certificates of deposit scheduled to mature in less than one year, totaled $422.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with Fidelity Federal Bank & Trust, although there can be no assurance that this will be the case or that the cost of such deposits could be significantly higher.

Contractual Obligations and Commercial Commitments

     Our long-term debt, which in the aggregate totals $304.5 million, consists of obligations to the FHLB totaling $250.9 million and $53.6 million in obligations resulting from the issuance of trust preferred securities from Fidelity Capital Trust II in December 2003 as well as Fidelity Capital Trust III in October 2004. The obligations arising from the issuance of trust preferred securities, presented as Junior Subordinated Debentures on our balance sheet at December 31, 2004 are due in the amount of $22.7 million in January 2034 and $30.9 million in November 2034. In addition, we have leasehold obligations totaling $25.1 million. These contractual obligations are set forth in the table below as of December 31, 2004.

     The tables below summarize the Company’s contractual obligations, commercial and other commitments at December 31 2003.

		Less Than			After 5
	Total	1 year	1-3 Years	3-5 Years	Years
	(In Thousands)
Long-term Debt(1)	$304,463	$163,582	$27,164	$59,903	$53,814
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	25,116	1,951	3,994	3,694	15,477
Pension Obligations(2)	10,815	3,615	7,200	—	—

Total Contractual Cash Obligations	$340,394	$169,148	$38,358	$63,597	$69,291

(1)	Includes advances from the Federal Home Loan Bank and Junior Subordinated Debentures

(2)	Refer to section entitled “Pension Plans” below.

Commercial and Other Commitments

		Less Than			After 5
	Total	1 year	1-3 Years	3-5 Years	Years
	(In Thousands)
Lines of Credit	$211,616	$4,533	$10,859	$17,200	$179,024
Standby Letters of Credit	14,565	10,318	242	—	5
Other Commercial Commitments	94,540	94,540	—	—	—
Other Commitments	132,204	132,204	—	—	—

Total Commitments	$452,925	$241,595.	$15,101	$17,200	$179,029

     Additionally, the Company had a $224.8 million commitment outstanding at December 31, 2004 to securitize one-to four-family mortgage loans where the Company will retain the resulting mortgage-backed securities.

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

     Our pension costs for all pension plans, excluding our 401(k) deferred savings plan, approximated $5.3 million and $4.6 million for 2004 and 2003 respectively, and is calculated based on a number of actuarial assumptions, including an expected long-term rate of return on our Qualified Plan assets of 9%. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries and our investment advisors, including their review of asset class return expectations from respected sources and authorities. We also evaluated the long-term rate of expected inflation. Projected returns by these sources are based on broad equity and bond indices. We also considered our historical returns in comparison to various market indices. Our expected long-term rate of return is based on a target asset allocation of 70% in equities and 30% in fixed income. We adopted this change in target allocation in early 2003. Previously, our target allocation was 75% equities and 25% in fixed income investments. At the end of 2003, our pension committee decided to change asset managers for the defined benefit plan from Security Trust Company, N.A. to Charles Schwab Trust Company. At December 31, 2003, of the $17.2 million in plan assets, $15.1 million were in cash and cash equivalents awaiting transfer to Charles Schwab Trust Company while the remaining $2.1 million was in a debt securities mutual fund which transferred to Charles Schwab in kind. After the transfer of assets was completed, the assets were invested in an allocation of approximately 70% equity securities and 30% debt securities. We periodically rebalance the actual asset allocation to match the target asset allocation. We expect a long-term rate of return on equities of 10% and a long-term rate of return on fixed income investments of 6%. We believe this is a reasonable long-term rate of return for our Qualified Plan assets. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually, and will adjust as necessary.

     We base our determination of pension cost on the market value of assets without adjustments or smoothing to reduce year-to-year volatility. Actuarial gains and losses are recognized into pension cost, to the extent they exceed the amount allowed in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, that can be excluded in determining the amount to be amortized (the “corridor”). The amount of gain and loss in excess of the corridor is amortized over the remaining average expected working lifetime of plan participants, which was 10.32 years for 2004. As of December 31, 2004, we had cumulative actuarial losses of $11.5 million that had not yet been recognized into pension cost.

     The discount rate we utilize for determining future pension obligations is based on a review of long term bond yields. We use Moody’s AA bond index and Merrill Lynch’s Corporate 10+ years High Quality bond index as of our measurement date in determining our discount rate each year. The discount rate determined on this basis has decreased from 6.0% as of December 31, 2003 to 5.75% as of December 31, 2004.

     Lowering the expected long-term rate of return on our Qualified Plan assets by 0.5% (from 9.0% to 8.5%) would have increased our fiscal 2004 pension cost by $86,552. Lowering the discount rate and salary increase assumptions by 0.5% would have increased our fiscal 2004 pension cost by $258,190.

     The value of our Qualified Plan assets increased from $17.2 million at December 31, 2003 to $17.5 million at December 31, 2004. The investment performance returns and declining discount rates have decreased the under funding in our Qualified Plan, net of accumulated benefit obligations from $1.6 million at December 31, 2003 to an underfunding of $680,000 at December 31, 2004. As a result of this decline in funded status of our Qualified Plan, we expect that based on our actuarial assumptions that we will continue to make cash contributions to the Qualified Plan of at least $3.6 million for at least the next three years.

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

Recent Accounting Pronouncements Affecting the Company

     In November 2002, the FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 effective as of the first quarter of 2003 did not have a material effect on our results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement

148 are effective for interim periods beginning after December 15, 2002, with early application encouraged. The Company has adopted the disclosure provisions of SFAS No. 148.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” which addresses consolidation of variable interest entities (“VIEs”) certain of which are also referred to as special purpose entities (“SPEs”). The FASB revised FIN 46 in December 2003. VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under the provisions of FIN 46, a company is to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses if they occur, received a majority of the VIE’s expected residual returns if they occur, or both. The implementation of FIN 46 is required for public entities at the end of the first interim period ending after March 15, 2003 if the VIE was created before February 1, 2003, with early adoption allowed, and immediately for entities created after February 1, 2003. We early adopted FIN 46 and has deconsolidated the Fidelity Capital Trust I at December 31, 2003 (See Note 11). The deconsolidation of Fidelity Capital Trust I did not have a material impact on our consolidated financial position or results of operations.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 was effective May 31, 2003 for all new and modified financial instruments and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could be accounted for as equity. SFAS No. 150 requires that those instruments be classified as liabilities or in some circumstances assets. The adoption of this statement did not have a material impact on our results of operations or financial condition.

     In November 2003, the EITF reached a consensus on the disclosure provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 requires that certain quantitative and qualitative disclosures be made for certain debt securities classified as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Debt securities within the scope of EITF Issue No. 99-20, are not subject to these disclosure provisions. The disclosures are required for fiscal years ending after December 15, 2003, and accordingly we adopted the disclosure provisions of EITF No. 03-1 for the year ended December 31, 2003.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employees Disclosures about Pensions and Other Postretirement Benefits,” an amendment of FASB Statements No. 87, 88 and 106, to address the increasing significance of corporate pension plans to company financial statements and the call for greater transparency in financial reports. The statement requires additional disclosures, regarding plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88 and SFAS No. 106. We adopted the disclosure provisions of SFAS No. 132 for the year ended December 31, 2003.

     In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payment. Under this promulgation, companies are required to reflect costs associated with employee stock options in their income statements at fair value. The statement becomes effective for interim or annual periods beginning after June 15, 2005. We will begin reflecting stock option costs under the fair value method commencing in the quarter beginning July 1, 2005 as required. The effect of the adoption of this accounting principle is still being evaluated.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants in our accounting and financial disclosure during 2004.

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

     See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Management’s Assessment

as to the Effectiveness of its Internal Control Structure Over Financial Reporting and Compliance with Designated Laws and Regulations

To the Stockholders:

Financial Statements

The management of Fidelity Bankshares, Inc. and subsidiaries (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

Internal Control

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Office of Thrift Supervision Instructions for Schedules SC, SO, and Reconciliation of Equity Capital included on Schedule SI of the Thrift Financial Reports (TFR instructions). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the institution’s internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and TFR Instructions for Schedules SC, SO, and Reconciliation of Equity Capital included on Schedule SI as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and TFR Instructions for Schedules SC, SO, and Reconciliation of Equity Capital included on Schedule SI, as of December 31, 2004.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company’s management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Committee.

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2004.

by:	/s/ Vince A. Elhilow	by:	/s/ Richard D. Aldred

President and Chief Executive Officer		Executive Vice President-Chief Financial Officer
March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Audit Committee
Fidelity Bankshares, Inc.
West Palm Beach, Florida

We have examined management’s assessment, included in the accompanying report on Management’s Assessment as to the Effectiveness of its Internal Control Structure over Financial Reporting and Compliance with Designated Laws and Regulations, that Fidelity Bankshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Office of Thrift Supervision Instructions for Thrift Financial Reports for Schedules SC, SO, and the Reconciliation of Equity Capital included on Schedule SI. The Company’s management is responsible for maintaining effective internal control over financial reporting and its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financials reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Certified Public Accountants

West Palm Beach, Florida
March 14, 2005

ITEM 9B. OTHER INFORMATION

     None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on our website at www.fidelityfederal.com.

Directors

     The Board of Directors of Fidelity Bankshares, Inc. is divided into three classes and is elected by stockholders of Fidelity Bankshares, Inc. for staggered three-year terms, or until their successors are elected and qualified. The following table sets forth certain information regarding the composition of the Board of Directors as of December 31, 2004, including their terms of office:

		Position Held at		Current Term
Name	Age	Fidelity Bankshares, Inc.	Director Since (1)	to Expire
Vince A. Elhilow	65	Chairman of the Board,	1984	2006
		President and Chief Executive Officer
Keith D. Beaty	54	Director	1992	2005
Paul C. Bremer	61	Director	2000	2007
F. Ted Brown, Jr.	75	Director	1990	2005
Donald E. Warren, M.D.	77	Director	1979	2006
Karl H. Watson	63	Director	1999	2007

(1)	Reflects initial appointment to Fidelity Bankshares, Inc.’s predecessor, Fidelity Federal Savings Bank of Florida.

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

     Joseph C. Bova serves as Executive Vice President and Lending Operations Manager. Mr. Bova has been employed by Fidelity Federal Bank & Trust for 33 years.

     Robert L. Fugate serves as Executive Vice President and Banking Operations Manager. Mr. Fugate has been employed by Fidelity Federal Bank & Trust for 32 years.

     Christopher H. Cook became Executive Vice President and Corporate Counsel in 1996. Prior to that time, Mr. Cook was a partner with the law firm of Brackett, Cook, Sned, Welch, D’Angio, Tucker & Farach, P.A.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by Item 14 is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Position, December 31, 2003 and 2004

•	Consolidated Statements of Operations, Years Ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Comprehensive Operations, Years Ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Changes in Stockholders’ equity, Years Ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2003 and 2004

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

     No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1		Certificate of Incorporation of Fidelity Bankshares, Inc.***

3.2		Bylaws of Fidelity Bankshares, Inc.***

4.1		Form of Indenture with respect to Fidelity Bankshares, Inc.’s 8.375% Junior Subordinated Deferrable Interest*

4.2		Form of Indenture with respect to Floating Rate Junior Subordinated Debt Securities due 2034*

10.1	(a)	Employment Agreement between Fidelity Bankshares, Inc. and Vince A. Elhilow*****

10.1	(b)	Employment Agreement between Fidelity Federal Bank & Trust and Vince A. Elhilow*****

10.2	(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Richard D. Aldred*****

10.2	(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Richard D. Aldred*****

10.3	(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Robert Fugate*****

10.3	(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Robert Fugate*****

10.4	(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Joseph Bova*****

10.4	(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Joseph Bova*****

10.5	(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Christopher H. Cook*****

10.5	(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Christopher H. Cook*****

10.6		Recognition and Retention Plan for Employees**

10.7		Recognition Plan for Outside Directors**

13		Consolidated Financial Statements

15		Code of Ethics*****

21		Subsidiaries of the Registrant

23		Consent of Independent Registered Public Accounting Firm to incorporate financial statements in Form S-8

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).

**	Filed as exhibits to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, filed with the Securities and Exchange Commission on December 12, 1996 (Registration No. 333-17737).

***	Filed as exhibits to the Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission. (Registration No. 333-53216).

****	Filed as an Exhibit to the Company Annual Report on Form 10-K for the year ended December 31, 2001.

*****	Filed as an Exhibit to the Company Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANKSHARES, INC.
Date: March 15, 2005	By:	/s/ Vince A. Elhilow
Vince A. Elhilow, Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vince A. Elhilow	By:	/s/ Richard D. Aldred

	Vince A. Elhilow, Chairman of the Board,		Richard D. Aldred, Executive Vice President,
	President and Chief Executive Officer		Chief Financial Officer and Treasurer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: March 15, 2005		Date: March 15, 2005

By:	/s/ Paul C. Bremer	By:	/s/ F. Ted Brown, Jr.

	Paul C. Bremer, Director		F. Ted Brown, Jr., Director

Date: March 15, 2005		Date: March 15, 2005

By:	/s/ Donald E. Warren , M.D.	By:	/s/ Karl H. Watson

	Donald E. Warren, M.D., Director		Karl H. Watson, Director

Date: March 15, 2005		Date: March 15, 2005

By:	/s/ Keith D. Beaty

Keith D. Beaty, Director

Date: March 15, 2005

EXHIBIT INDEX

3.1	Certificate of Incorporation of Fidelity Bankshares, Inc.***

3.2	Bylaws of Fidelity Bankshares, Inc.***

4.1	Form of Indenture with respect to Fidelity Bankshares, Inc.’s 8.375% Junior Subordinated Deferrable Interest*

4.2	Form of Indenture with respect to Floating Rate Junior Subordinated Debt Securities due 2034*

10.1(a)	Employment Agreement between Fidelity Bankshares, Inc. and Vince A. Elhilow*****

10.1(b)	Employment Agreement between Fidelity Federal Bank & Trust and Vince A. Elhilow*****

10.2(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Richard D. Aldred*****

10.2(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Richard D. Aldred*****

10.3(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Robert Fugate*****

10.3(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Robert Fugate*****

10.4(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Joseph Bova*****

10.4(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Joseph Bova*****

10.5(a)	Change of Control Agreement between Fidelity Bankshares, Inc. and Christopher H. Cook*****

10.5(b)	Change of Control Agreement between Fidelity Federal Bank & Trust and Christopher H. Cook*****

10.6	Recognition and Retention Plan for Employees**

10.7	Recognition Plan for Outside Directors**

13	Consolidated Financial Statements

15	Code of Ethics*****

21	Subsidiaries of the Registrant

23	Consent Independent Registered Public Accounting Firm to incorporate financial statements in Form S-8

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-2 under the Securities Act of 1933, filed with the SEC on December 15, 1997 (Registration No. 333-42227).

**	Filed as exhibits to the Company’s Registration Statement on Form S-4 under the Securities Act of 1933, filed with the Securities and Exchange Commission on December 12, 1996 (Registration No. 333-17737).

***	Filed as exhibits to the Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission. (Registration No. 333-53216).

****	Filed as an Exhibit to the Company Annual Report on Form 10-K for the year ended December 31, 2001.

*****	Filed as an Exhibit to the Company Annual Report on Form 10-K for the year ended December 31, 2003.