Form 10-Q
period 2005-03-31
FIDELITY BANKSHARES INC
filed 2005-05-09
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                          --------------------------

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2005
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________to___________________

     Commission File Number   0-29040
                             --------

                            Fidelity Bankshares, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                                    65-1101656
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 205 Datura Street, West Palm Beach, Florida                       33401
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code.)

                                 (561) 803-9900
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: There were 24,952,786 shares of the Registrant's common stock par value $.10 per share outstanding as of April 30, 2005.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements................................................2

           Unaudited Condensed Consolidated Statements of Financial Condition
               as of December 31, 2004 and March 31, 2005......................2

           Unaudited Condensed Consolidated Statements of Operations for the
                three months ended March 31, 2004 and 2005.....................3

           Unaudited Condensed Consolidated Statements of Comprehensive
                Operations for the three months ended
                March 31, 2004 and 2005........................................4

           Unaudited Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 2004 and 2005.....................5

           Notes to Unaudited Condensed Consolidated Financial Statements......6

 Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................14

 Item 3.   Quantitative and Qualitative Disclosure About Market Risk..........20

 Item 4.   Controls and Procedures............................................25

PART II.   OTHER INFORMATION..................................................26

Item 1.    Legal Proceedings..................................................26

Item 2.    Changes in Securities and Stock Repurchases........................27

Item 3.    Default Upon Senior Securities.....................................27

Item 4.    Submission of matters to a Vote of Security........................27

Item 5.    Other Information..................................................27

Item 6.    Exhibits...........................................................27

EXHIBITS

           Section 302 Certification

           Section 906 Certification

PART I.    FINANCIAL INFORMATION
Item I.    Financial Statements


FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                               December 31,       March 31,
                                                                                                    2004            2005
                                                                                             ================ ================
ASSETS                                                                                   (In thousands, except share and per share
                                                                                            data)
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................                $   108,327          $    81,432
     Interest-earning deposits................................................                     41,082               35,762
                                                                                              -----------          -----------
         Total cash and cash equivalents......................................                    149,409              117,194
                                                                                              -----------          -----------
SECURITIES AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                     65,156               64,376
     Mortgage-backed securities...............................................                    440,473              416,354
                                                                                              -----------          -----------
         Total assets available for sale......................................                    505,629              480,730
SECURITIES HELD TO MATURITY (At Cost):
     Mortgage-backed securities...............................................                     89,167              285,685

LOANS RECEIVABLE, Net.........................................................                   2,556,700           2,449,695
OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                     83,439               85,300
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                     17,399               16,968
REAL ESTATE OWNED, Net........................................................                          -                    7
ACCRUED INTEREST RECEIVABLE...................................................                     12,379               13,484
DEFERRED INCOME TAX ASSET.....................................................                      7,883               11,359
OTHER ASSETS                                                                                       48,534               48,870
                                                                                              -----------          -----------
TOTAL ASSETS                                                                                  $ 3,470,539          $ 3,509,292
                                                                                              ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................                $ 2,814,670          $ 2,867,569
OTHER BORROWED FUNDS..........................................................                     46,097               49,818
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................                    250,855              222,460
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                      3,166                8,710
DRAFTS PAYABLE................................................................                          -                  185
JUNIOR SUBORDINATED DEBENTURES................................................                     53,608               53,608
OTHER LIABILITIES.............................................................                     50,860               54,960
                                                                                              -----------          -----------
     TOTAL LIABILITIES........................................................                  3,219,256            3,257,310
                                                                                              -----------          -----------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                          -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     24,425,050 shares issued at December 31, 2004 and 24,427,375 shares issued at
         March 31, 2005.......................................................                      2,442                2,443
ADDITIONAL PAID IN CAPITAL....................................................                    152,398              152,585
RETAINED EARNINGS - substantially restricted..................................                    105,556              110,463
TREASURY STOCK - at cost, 441,082 shares at December 31, 2004 and
     421,260 shares at March 31, 2005.........................................                     (1,756)              (1,770)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan............................................                     (3,909)              (3,822)
     Recognition and retention plan...........................................                     (3,045)              (2,730)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                       (403)              (5,187)
                                                                                              ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY...............................................                     251,283             251,982
                                                                                              ------------         ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................                $  3,470,539         $  3,509,292
                                                                                              =============        ============

See Notes to Unaudited Condensed Consolidated Financial Statements.
                                       2


FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                               For the
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                       2004                2005
                                                                               ==================== =====================
                                                                               (In thousands, except share and per share data)
Interest income:
     Loans.............................................................                $   32,759      $  37,342
     Investment securities.............................................                       568            429
     Other investments.................................................                       286            403
     Mortgage-backed and corporate debt securities.....................                     4,449          7,150
                                                                                       ----------       --------
         Total interest income.........................................                    38,062         45,324
                                                                                       ----------       --------
Interest expense:
     Deposits..........................................................                     9,373         10,818
     Advances from Federal Home Loan Bank and other borrowings.........                     4,776          4,433
                                                                                       ----------       --------
         Total interest expense........................................                    14,149         15,251
                                                                                       ----------       --------

Net interest income....................................................                    23,913         30,073

Provision for loan losses..............................................                       596            572
                                                                                       ----------       --------

Net interest income after provision for loan losses....................                    23,317         29,501
                                                                                       ----------       --------
Other income:
     Service charges on deposit accounts...............................                     2,839          2,501
     Fees for other banking services...................................                     2,672          2,896
     Net gain on sale of loans.........................................                       105            352
     Net gain on sale of investments...................................                       587              -
     Miscellaneous.....................................................                       260            387
                                                                                       ----------       --------
         Total other income............................................                     6,463          6,136
                                                                                       ----------       --------
Operating expense:
     Employee compensation and benefits................................                    11,944         13,949
     Occupancy and equipment...........................................                     4,010          4,788
     (Gain)/loss on real estate owned and other repossessed assets.....                        (8)             2
     Marketing.........................................................                       589            786
     Federal deposit insurance premium.................................                        90             95
     Miscellaneous.....................................................                     3,841          4,979
                                                                                       ----------       --------
         Total operating expense.......................................                    20,466         24,599
                                                                                       ----------       --------

Income before provision for income taxes...............................                     9,314         11,038
                                                                                       ----------       --------

Provision for income taxes.............................................                     3,627          4,222
                                                                                       ----------       --------

              Net income...............................................                $    5,687      $   6,816
                                                                                       ==========      =========
Earnings per share (Note 1):
     Basic.............................................................                $     0.26      $    0.29
                                                                                       ==========      =========
     Diluted...........................................................                $     0.25      $    0.28
                                                                                       ==========      =========

Dividends declared per share...........................................                $     0.07      $    0.08
                                                                                       ==========      =========

See Notes to Unaudited Condensed Consolidated Financial Statements.


FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                                      For the
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                2004          2005
                                                                            ============   ===========



Net Income..................................................................   $   5,687    $  6,816
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on assets available for sale.................       2,712      (4,784)
                                                                                ---------   --------
Comprehensive income........................................................   $   8,399    $  2,032
                                                                               ==========   =========


See Notes to Unaudited Condensed Consolidated Financial
Statements.


FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                     2004            2005
                                                                                  ==========      ===========
                                                                                         (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $  5,687          $6,816
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................               1,430           1,523
   ESOP and recognition and retention plan compensation expense........                 697             614
   Accretion of discounts, amortization of premiums and goodwill, and                  (475)         (1,409)
    other deferred yield items.........................................
   Provision for loan losses...........................................                 596             572
   Provisions for losses and net (gains) losses on sales of real
    estate owned.......................................................                  (8)              2
   Net (gain) loss on sale of:
         Loans.........................................................                (105)           (352)
         Mortgage Backed Securities....................................                (587)              -
         Office properties and equipment...............................                   7              10
   Decrease (increase) in accrued interest receivable..................                 126          (1,105)
   Decrease (increase) in other assets.................................              (2,229)          1,549
   Increase in drafts payable..........................................                 605             185
   Increase (decrease) in deferred income taxes........................                 303            (503)
   Increase in other liabilities.......................................               2,750           4,097
                                                                                   --------          ------
         Net cash provided by operating activities.....................               8,797          11,841
                                                                                   --------          ------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................             (88,243)         (93,392)
Principal payments received on mortgage-backed securities..............              47,626           23,886
Purchases of:
   Loans...............................................................              (8,523)         (11,683)
   Mortgage-backed securities..........................................             (48,581)          (2,332)
   Federal Home Loan Bank stock........................................              (2,511)          (1,688)
   Investment securities...............................................             (20,162)               -
   Office properties and equipment.....................................              (2,983)          (3,497)
Proceeds from sales of:
   Loans...............................................................               8,329           10,327
   Federal Home Loan Bank stock........................................               2,778            2,119

   Repossessed assets acquired in settlement of loans..................                  35                -
   Mortgage backed securities..........................................             115,394                -



Other..................................................................                 436              158
                                                                                   --------          --------
         Net cash provided by (used for) investing activities..........               3,595          (75,944)
                                                                                   --------          --------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
   Proceeds from the sale of common stock and exercise of stock options,                 45               31
    net of issuance costs..............................................
   Cash dividends paid.................................................              (1,457)          (1,912)
   Principal payments on long-term advances from Federal Home Loan Bank              (3,454)         (28,395)
   Net increase (decrease) in:
     NOW accounts, demand deposits and savings accounts................             189,651           88,996
     Certificates of deposit...........................................              (8,430)         (36,097)
     Other borrowed funds..............................................              (3,260)           3,721
     Advances by borrowers for taxes and insurance.....................               6,535            5,544
                                                                                   --------           ------
         Net cash provided by financing activities.....................             179,630           31,888
                                                                                   --------           ------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS....................             192,022          (32,215)
CASH AND CASH EQUIVALENTS, beginning of period.........................             109,887          149,409
                                                                                   --------          -------
CASH AND CASH EQUIVALENTS, end of period...............................            $301,909         $117,194
                                                                                   ========          ========

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   GENERAL

The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Bank & Trust (the "Bank") conform with accounting principles generally accepted in the United States of America and with predominant practices within the banking and thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2004 Annual Report on Form 10-K.

These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303 (b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2005 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

Stock Splits - During 2004, the Company announced a 3 for 2 common stock split in the form of a stock dividend paid on January 15, 2005 to stockholders of record on December 31, 2004. All share and per share data have been restated to give retroactive effect to this stock split.

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

Certain amounts in the financial statements have been reclassified to conform with the March 31, 2005 presentation.

2.   STOCK OPTION PLANS

The Company has one stock-based compensation plan which it accounts for using the intrinsic value method. The only stock-based compensation expense reflected in net income relates to restricted stock grants. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the proforma effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation using the Black-Scholes model.


                                                                                            For the
                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                        2004            2005
                                                                                   =============    ============
                                                                                          (In Thousands)


Net Income, as reported...............................................             $   5,687       $    6,816
    Add: Total stock-based employee compensation expense included
      in reported net earnings, net of related tax effects............                   230              195
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects......................                  (479)            (322)
                                                                                   ----------       ----------

Pro forma net income..................................................             $   5,438       $    6,689
                                                                                   ==========       ==========

    Basic - as reported................................................                 0.26             0.29
    Basic - pro forma..................................................                 0.25             0.28

    Diluted - as reported..............................................                 0.25             0.28
    Diluted - pro forma................................................                 0.24             0.27



The weighted-average number of shares used to calculate basic and diluted earnings per share for the quarter ended March 31, 2004 is retroactively adjusted to reflect the 2004 3 for 2 stock split.

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payment. Under this promulgation, companies are required to reflect costs associated with employee stock options in their income statements at fair value. In April 2005, the SEC amended the date for compliance with FAS 123 (revised 2004) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with statement 123 (revised 2004) beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The Company will begin reflecting stock option costs under the fair value method commencing in the quarter beginning January 1, 2006 as required. The Company is still evaluating the effects of adoption of this principle.

3.   DEFINED BENEFIT PENSION PLAN

Employees hired prior to January 1, 2001 participate in the Bank's qualified defined benefit pension plan covering substantially all such employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during those years, The Bank's policy is to fund the qualified retirement plan in an amount that falls between the minimum contribution required by the Employee Retirement Income Security Act and maximum tax deductible contribution. Plan assets consist primarily of common stock, U.S. Government obligations and certificates of deposit.

Components of net periodic benefit cost are as follows:


                                                                     March 31,
                                                             -----------------------------
                                                                 2004            2005
                                                             ============= ===============
Service cost...........................................       $   555           $  596
Interest cost..........................................           396              407
Expected return on assets..............................          (389)            (405)
Amortization of prior service cost.....................             1               13
Amortization of actuarial loss.........................           206              243
                                                               ------           ------
Net periodic pension expense...........................       $   769           $  854
                                                              =======           ========

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $3.6 million to its pension plan in 2005. As of March 31, 2005 the Company estimates that it will contribute $4.8 million during the year 2005.

4.   LOANS RECEIVABLE

Loans receivable at December 31, 2004 and March 31, 2005, consist of the following:

                                                                              December 31,       March 31,
                                                                                2004               2005
                                                                            ==============    ==============
                                                                                        (In Thousands)

One-to four- family, residential real estate mortgages...............         $1,023,448        $  859,704
Commercial and multi-family real estate mortgages....................            831,165           861,116
Real estate construction-primarily residential.......................            308,044           323,432
Land loans-primarily residential.....................................             57,661            57,825
                                                                              ----------        ----------
Total first mortgage loans...........................................          2,220,318         2,102,077
Consumer loans.......................................................            231,333           245,169
Commercial business loans............................................            121,331           119,401
                                                                              ----------        ----------
Total loans, net of loans in process.................................          2,572,982         2,466,647
Deduct:
     Unearned discounts, premiums and deferred loan fees, net of costs            (2,654)           (2,754)
     Allowance for loan losses.......................................            (13,628)          (14,198)
                                                                              -----------       -----------
Loans receivable-net.................................................         $2,556,700        $2,449,695
                                                                              ==========        ==========

During the quarter ended March 31, 2005, the Company sold $10.0 million in loans, which resulted in net gains of $352,000. In addition, the Company securitized $202.8 million of its one- to four-family mortgage loans during the quarter ended March 31, 2005, and received mortgage-backed securities secured by these loans. During the quarter ended March 31, 2004, the Company sold $8.2 million in loans, which resulted in net gains of approximately $105,000.

At December 31, 2004 and March 31, 2005, the Bank had $226.1 million and $1.4 million in loans held for sale or transfer, respectively. Of the $226.1 million in loans held for sale or transfer as of December 31, 2004, $224.8 million related to the securitization of one- to four-family mortgage loans where the Bank will retain the resulting mortgage-backed securities.

5.   ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 2004 and the three months ended March 31, 2004 and 2005, is as follows:

                                              For the Year                   For the Three Months
                                                 Ended                             Ended
                                               December 31,                       March 31,
                                                  2004                        2004          2005
                                           ==================            ===========================
                                             (In Thousands)                   (In Thousands)
Balance at beginning of period......         $    11,119                 $  11,119        $ 13,628
Current provision...................               2,736                       596             572
Charge-offs.........................                (252)                      (67)             (2)
Recoveries..........................                  25                         4               -
                                             -----------                 ---------        --------
Ending balance......................         $    13,628                 $  11,652        $ 14,198
                                             ===========                 =========        ========

An analysis of the recorded investment in impaired loans owned by the Bank at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                    December 31, 2004             March 31, 2005
                                                                =========================== ============================
                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance       Balance      Allowance
                                                                ------------- ------------- -------------- -------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  1,650      $    487      $  1,887       $    613
Loans without related allowance for loan losses.............        8,172             -         5,723              -
                                                                 --------      --------      --------       --------
         Total..............................................     $  9,822      $    487      $  7,610       $    613
                                                                 ========      ========      ========       ========

The Bank's policy for interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent, and to cease accruing interest thereafter. Interest ultimately collected is credited to income in the period of recovery.

6.   DEPOSITS

The weighted-average interest rates on deposits at December 31, 2004 and March 31, 2005 were 1.53% and 1.61%, respectively. Deposit accounts, by type at December 31, 2004 and March 31, 2005 consist of the following:

                                                                   December 31,     March 31,
                        Account Type and Rate                         2004           2005
                                                                  ========= ==============
                                                                        (In Thousands)

Non-interest-bearing checking accounts.....................     $  386,790    $  443,714
Interest-bearing checking and funds transfer accounts......        689,533       701,884
Passbook and statement accounts............................        770,124       754,499
Variable-rate money market accounts........................        335,573       370,919
Certificates of deposit....................................        632,650       596,553
                                                                ----------    ----------
Total......................................................     $2,814,670    $2,867,569
                                                                ==========    ==========

7.   REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                        ------------- ------------ -------------- ------------- ------------- --------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                        ------------- ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)
As of December 31, 2004 Stockholders'
     Equity and ratio to total assets          8.3%     $   286,594
                                          ========
Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                       (1,546)
Goodwill.............................                       (2,930)
Disallowed servicing assets..........                         (213)
                                                        ----------
Tangible capital and ratio to
     adjusted total assets...........          8.1%     $  281,905         1.5%       $  51,966
                                          ========      ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          8.1%     $  281,905         3.0%       $ 103,932        5.0%       $ 173,220
                                          ========      ==========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         11.3%     $  281,905         4.0%       $  99,862        6.0%       $ 149,793
                                          ========      ==========      ======        =========     ======        =========
Allowable Tier 2 capital:
General loan valuation allowances ...                       12,639
                                                        ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.8%     $  294,544         8.0%       $ 199,725       10.0%       $ 249,656
                                          ========      ==========      ======        =========     ======        =========

Total assets.........................                   $3,470,068
                                                        ==========
Adjusted total assets................                   $3,464,391
                                                        ==========
Risk-weighted assets.................                   $2,496,558
                                                        ==========

As of March 31, 2005 Stockholders'
     Equity and ratio to total assets          8.2%     $  289,031
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                        3,238
Goodwill.............................                       (2,923)
Disallowed servicing assets..........                         (407)
                                                        ----------
Tangible capital and ratio to
     adjusted total assets...........          8.2%     $  288,939         1.5%       $  52,654
                                          ========      ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          8.2%     $  288,939         3.0%       $ 105,307        5.0%       $ 175,512
                                          ========      ==========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         11.9%     $  288,939         4.0%       $  97,289        6.0%       $ 145,934
                                          ========      ==========      ======        =========     ======        =========
Allowable Tier 2 capital:
General loan valuation allowances ...                       13,089
                                                        ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         12.4%     $  302,028         8.0%       $ 194,579       10.0%       $ 243,224
                                          ========      ==========      ======        =========     ======        =========

Total assets.........................                   $3,508,343
                                                        ==========
Adjusted total assets................                   $3,510,235
                                                        ==========
Risk-weighted assets.................                   $2,432,235
                                                        ==========

8.   EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including adjustments for stock options and unvested stock grants, for the three months ended March 31, 2004, retroactively adjusted for the 2004 3 for 2 stock split, is as follows:

                                                                       For the Three Months Ended
                                                                           March 31, 2004
                                                               ---------------------------------------
                                                                  Income          Shares       Per-Share
                                                                 Numerator     Denominator       Amount

Net income...................................                   $5,687,000
                                                                ==========
Basic EPS:
Mortgage loans...............................
Income available to
     common stockholders.....................                    $5,687,000     21,927,343    $    0.26
                                                                 ==========                   =========
Effect of diluted shares:
     Common stock options....................                                      512,967
     Recognition and retention plan shares...                                      234,443
                                                                                ----------
Diluted EPS:
Income available to
     common stockholders.....................                    $5,687,000      22,674,753    $   0.25
                                                                 ==========      ==========    ========

The weighted-average number of shares used to calculate basic and diluted earning per share, including adjustments for stock options and unvested stock grants, for the three months ended March 31, 2005, is as follows:

                                                                        For the Three Months Ended
                                                                           March 31, 2005
                                                               ---------------------------------------
                                                                  Income          Shares       Per-Share
                                                                 Numerator     Denominator       Amount

Net income..................................                     $6,816,000
                                                                 ==========
Basic EPS:
Mortgage loans...............................
Income available to
     common stockholders.....................                    $6,816,000     23,838,307    $    0.29
                                                                 ==========                   =========
Effect of diluted shares:
     Common stock options....................                                      544,098
     Recognition and retention plan shares...                                      189,062
                                                                                ----------
Diluted EPS:
Income available to
     common stockholders.....................                    $6,816,000     24,571,467    $    0.28
                                                                 ==========     ==========    =========


9.  ACCUMULATED  OTHER  COMPREHENSIVE  LOSS

An analysis of the components of Accumulated Other Comprehensive Loss as of December 31, 2004 and March 31, 2005, is as follows:

                                                                   December 31, 2004             March 31, 2005
                                                                   ================== ========== ================
                                                                                  (In Thousands)

  Unrealized gain (loss) on assets available for sale,
  net of tax............................................              $  1,546                    $   (3,238)
  Minimum pension liability, net of tax.................

                                                                        (1,949)                       (1,949)
                                                                        -------                       -------
  Ending balance........................................              $   (403)                    $  (5,187)
                                                                      =========                    ===========

An analysis of the related tax effects allocated to Other  Comprehensive  Income
(Loss) is as follows:

                                                For the Three Months Ended           For the Three Months Ended
                                                      March 31, 2004                       March 31, 2005
                                              --------------------------------     --------------------------------
                                              Before-tax    Tax     Net-of-Tax     Before-tax     Tax    Net-of-Tax
                                               Amount     Benefit    Amount         Amount     Benefit    Amount
                                              ========== ========== ========== === ========== ========== ==========
                                                                         (In Thousands)
Unrealized gain (loss) on assets available for sale:
 Unrealized holding gains
     (losses) arising
     during period....................        $ 5,033    $(1,963)   $ 3,070        $(7,756)     $ 2,972    $(4,784)
Reclassification adjustment
     for (gains) losses
     realized in net income...........           (587)       229       (358)            -             -          -
                                                -----       ---       -----        --------     -------    -------
Other comprehensive
     income    (loss) .....                   $ 4,446    $(1,734)   $ 2,712        $(7,756)     $ 2,972    $(4,784)
                                              ========   =========  ========       =========    =======    =======

The Company's only component of Other Comprehensive Operations for the three months ended March 31, 2005 and 2004 is the change in the unrealized gain or loss on assets available for sale.

Other comprehensive loss for the quarter ended March 31, 2005 was $4.8 million compared to other comprehensive income of $2.7 million for the quarter ended March 31, 2004. During the three months ended March 31, 2005, due to increasing market interest rates, the market value of the Company's assets available for sale decreased by $7.8 million which, net of income tax of $3.0 million, resulted in other comprehensive loss of $4.8 million. During the three months ended March 31, 2004, the market value of the Company's assets available for sale increased by $4.4 million, which net of income tax of $1.7 million, resulted in other comprehensive income of $2.7 million.

At March 31, 2005, the Company held no securities available for sale that were in a continuous unrealized loss position for twelve months or longer.

10.    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                             March 31,
                                                   -----------------------------
                                                          2004        2005
                                                   =============== =============
Mortgage-backed securities retained from the
    securitization of mortgage loans.............    $     -         $202,816
                                                     ========        ========

11.   COMMITMENTS AND CONTINGENCIES

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

On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs' investments in various entities controlled and generated by Thomas Abrams, who was convicted for running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatures on the accounts and generally offer banking services to the Abrams entities. There are additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000. The Plaintiffs allege they lost in excess of $18,000,000 investing with Abrams. The actual amount of losses incurred by the plaintiffs are undetermined as of this time. The Bank has moved to dismiss the second amended complaint, and intends to vigorously defend its position on the basis that the Bank acted solely as a depository bank in the transactions and allegations of improper conduct by the Bank are factually inaccurate.

12.   SUBSEQUENT EVENTS

On April 1, 2005, the Company completed its acquisition of First Community Bancorp. At closing, First Community Bancorp had assets of $157.5 million and deposits of $137.7 million. The $137.7 million in deposits consists of $45.1 million in non-interest bearing checking accounts, $53.3 million in money market and savings accounts and $20.4 million in certificates of deposit. First Community Bancorp was acquired for $13.1 million in cash and 525,000 shares of
Fidelity Bankshares, Inc. common stock. The Company expects to incur approximately $1.0 million in merger related charges during the second quarter and expects the transaction to be accretive to net income thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

Fidelity Bankshares, Inc. (the "Company") is the parent company of Fidelity Federal Bank & Trust ("Fidelity Federal" or the "Bank"). The Company conducts no business other than holding the common stock of the Bank and its special purpose trusts, Fidelity Capital II and Fidelity Capital III. Consequently, the Company's net income is primarily derived from the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market interest rates tends to be highly cyclical.

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

Recent Developments.

On April 1, 2005, the Company completed its acquisition of First Community Bancorp. At closing, First Community Bancorp had assets of $157.5 million and deposits of $137.7 million. The $137.7 million in deposits consists of $45.1 million in non-interest bearing checking accounts, $53.3 million in money market and savings accounts and $20.4 million in certificates of deposit. First Community Bancorp was acquired for $13.1 million in cash and 525,000 shares of
Fidelity Bankshares, Inc. common stock. The Company expects to incur approximately $1.0 million in merger related charges during the second quarter and expects the transaction to be accretive to net income thereafter.

Other Comprehensive Income (Loss).

The Company's only component of Other Comprehensive Operations for the three months ended March 31, 2005 and 2004 is the change in the unrealized gain or loss on securities available for sale.

Other comprehensive loss for the quarter ended March 31, 2005 was $4.8 million compared to other comprehensive income of $2.7 million for the quarter ended March 31, 2004. During the three months ended March 31, 2005, due to increasing market interest rates, the market value of the Company's securities available for sale decreased by $7.8 million which, net of income tax of $3.0 million, resulted in other comprehensive loss of $4.8 million. During the three months ended March 31, 2004, the market value of the Company's securities available for sale increased by $4.4 million, which net of income tax of $1.7 million, resulted in other comprehensive income of $2.7 million.

At March 31, 2005, the Company held no securities available for sale that were in a continuous unrealized loss position for twelve months or longer.

Changes in Financial Condition.

Our assets increased by $38.8 million to $3.5 billion at March 31, 2005 as compared to December 31, 2004. Assets held to maturity, consisting of mortgage-backed securities secured by one- to-four family mortgages increased by $196.5 million from December 31, 2004 to March 31, 2005. During the quarter ended March 31, 2005 the Company securitized $202.8 million of residential mortgage loans and received securities secured by these loans. This securitization of some of the Company's residential mortgages, was undertaken to improve the Company's regulatory, risk-based capital. Loans receivable decreased during the quarter ended March 31, 2005 by $107.0 million due to the above securitization offsetting loan growth of approximately $95.8 million. Another use of funds was the repayment of borrowings from the Federal Home Loan Bank of $28.4 million. Funds used to provide the asset growth shown above and reduction of Federal Home Loan Bank advances came mainly from an increase in deposits from December 31, 2004 to March 31, 2005 of $52.9 million, a decrease in cash and cash equivalents of $32.2 million and a decrease in assets available for sale of $24.9 million. In addition, all other assets increased by $6.4 million and all other liabilities decreased by $13.5 million.

Results of Operations.

Our net income for the quarter ended March 31, 2005 was $6.8 million or $.29 basic and $.28 diluted earnings per share. By comparison, our net income for the quarter ended March 31, 2004 was $5.7 million or $.26 basic and $.25 diluted earnings per share. A number of factors contributed to our increase in net income. The primary reason for the increase was our increase in net interest income of $6.2 million, or 25.8%, from $23.9 million for the quarter ended March 31, 2004 to $30.1 million for the quarter ended March 31, 2005. This improvement resulted from an increase in interest income of $7.3 million, or 19.1%, from $38.1 million to $45.3 million for the quarters ended March 31, 2004 and 2005, respectively, partially offset by an increase in interest expense of $1.1 million, or 7.8%, from $14.1 million for the quarter ended March 31, 2004 to $15.3 million for the quarter ended March 31, 2005. Our provision for loan losses remained relatively stable at $572,000 and $596,000 for the quarters ended March 31, 2005 and 2004, respectively. Similarly, our other income was relatively stable at $6.1 million and $6.5 million for the quarters ended March 31, 2005 and 2004, respectively. Offsetting our improvement in income was an increase in operating expense of $4.1 million, or 20.2%, from $20.5 million for the quarter ended March 31, 2004 to $24.6 million for the quarter ended March 31, 2005. Interest Income.

Interest income increased by $7.3 million, or 19.1%, to $45.3 million for the quarter ended March 31, 2005, from $38.1 million for the same quarter in 2004. Our average interest earning assets increased by $336.5 million, or 11.6%, to $3.2 billion for the quarter ended March 31, 2005 from $2.9 billion for the quarter ended March 31, 2004. In addition, the yield on average interest earning assets improved to 5.60% from 5.25% for the quarters ended March 31, 2005 and 2004, respectively. Interest income on mortgage loans increased to $32.0 million, or 12.9% from $28.3 million, for the quarters ended March 31, 2005 and 2004, respectively, due almost entirely to the increase of 12.7% in the average balances of these loans. The yield on these loans was 5.93% for the quarter ended March 31, 2005, compared to 5.92% for the quarter ended March 31, 2004. The average balances of consumer and other loans increased by $37.5 million, or 12.0% to $350.3 million from $312.8 million for the quarters ended March 31, 2005 and 2004, respectively, and the yield on these loans improved to 6.13% during the quarter ending in 2005 from 5.68% during the quarter ending in 2004. As a result, interest income on consumer and other loans increased by $925,000, or 20.8%, to $5.4 million for the quarter ended March 31, 2005 from $4.4 million for the quarter ended March 31, 2004. Interest income on mortgage-backed securities increased by $2.7 million, or 60.7%, to $7.2 million for the quarter ended March 31, 2005 from $4.4 million for the quarter ended March 31, 2004. During the quarter ended March 31, 2005, for regulatory, risk-based capital purposes, we securitized approximately $202.8 million of residential loans in our loan portfolio and transferred these mortgage-backed securities to assets held to maturity. As a result, the average balances of our mortgage-backed securities increased by $142.0 million, or 30.4%, to $609.1 million from $467.1 million for the quarters ended March 31, 2005 and 2004, respectively. In addition, the yield on these investments increased to 4.70% from 3.81%. In the aggregate, interest income on our investment securities and other investments remained relatively constant at $832,000 for the quarter ended March 31, 2005 and $854,000 for the quarter ended March 31, 2004.

Interest Expense.

Interest expense increased by $1.1 million, or 7.8%, to $15.3 million for the quarter ended March 31, 2005. For the quarter ended March 31, 2004, interest expense was $14.1 million. While the average balances of our deposits increased by $312.7 million, or 12.5%, to $2.8 billion during the quarter ended March 31, 2005 from $2.5 billion during the quarter ended March 31, 2004, interest expense on these deposits increased by $1.4 million, or 15.4%, to $10.8 million from $9.4 million. We experienced an increase in the cost of deposits to 1.53% from 1.50% for the quarters ended March 31, 2005 and 2004, respectively. The average balances of our borrowed funds declined slightly to $347.9 million for the quarter ended March 31, 2005 from $357.1 million for the quarter ended March 31, 2004 and was accompanied by a decline in the cost of these borrowings to 5.10% from 5.35%. As a result, interest expense on borrowings declined by $343,000, or 7.2%, to $4.4 million from $4.8 million for the quarters ended March 31, 2005 and 2004, respectively.

Net Interest Income.

Our net interest income increased by $6.2 million, or 25.8%, to $30.1 million for the quarter ended March 31, 2005, compared to $23.9 million for the quarter ended March 31, 2004. This is attributable to the improvement in our net interest margin from 3.30% during the quarter ended March 31, 2004 to 3.71% during the quarter ended March 31, 2005.

Provision for Loan Losses.

Our provision for loan losses remained stable at $572,000 and $596,000 for the quarters ended March 31, 2005 and 2004, respectively.

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

Other Income.

Other income decreased by 5.1%, or $327,000 for the quarter ended March 31, 2005 to $6.1 million, from $6.5 million for the quarter ended March 31, 2004. Fees for other banking services, which includes insurance sales commissions, increased by $224,000 and gains on sale of loans increased by $247,000 for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. Miscellaneous income also increased by $127,000. Offsetting these increases, however, were decreases of $338,000 in service charges on deposit accounts and $587,000 from the sales of investments.

Operating Expense.

Operating expense increased by $4.1 million, or 20.2%, to $24.6 million for the quarter ended March 31, 2005, from $20.5 million for the quarter ended March 31, 2004. Employee compensation and benefits increased by $2.0 million, or 16.8%. Of this amount, $866,000 resulted from increased employee health and pension costs. The remainder is primarily attributable to increased personnel, increased commissions on insurance sales and loan production, as well as normal salary increases. Occupancy and equipment expense increased by $778,000. Building maintenance and taxes increased by $232,000, while data processing costs and related depreciation of equipment increased by $362,000. Marketing expense increased by $198,000, coinciding with the acquisition of First Community. Miscellaneous operating expense increased by $1.1 million. While there was no one significant reason for the increase, we experienced increases of $194,000 in consulting fees, $137,000 in bad check charge-offs, $113,000 in increased consumer loan production costs, $98,000 for audit and examination fees, $90,000 in postage costs and $83,000 in insurance expense.

Income Taxes.

Our provision for income taxes for the quarter ended March 31, 2005 was $4.2 million, an increase of $595,000 from $3.6 million for the year ended March 31, 2004. Our provision for income taxes reflects our current rate applied to income, before taxes.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 5.88% during the month of March 31, 2005. Liquidity ratios averaged 6.37% for the quarter ended March 31, 2005. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $35.8 million at March 31, 2005. Other assets qualifying for liquidity at March 31, 2005, including unpledged mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, were $153.8 million. For additional information about cash flows from the Company's operating, financing and investing activities, see the Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2005, the Bank had $222.5 million in advances from the FHLB. At March 31, 2005, the Bank had commitments outstanding to originate or purchase loans of $276.5 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at March 31, 2005 totaled $378.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Contractual Obligations and Commercial Commitments

Our long-term debt, which in the aggregate totals $276.1 million, consists of obligations to the FHLB totaling $222.5 million and $53.6 million in obligations resulting from the issuance of trust preferred securities from Fidelity Capital Trust II in December 2003 as well as Fidelity Capital Trust III in October 2004. The obligations arising from the issuance of trust preferred securities, presented as Junior Subordinated Debentures in our balance sheet at March 31, 2005 are due in the amount of $22.7 million in January, 2034 and $30.9 million in November 2034. In addition, we have leasehold obligations for the next 49 years totaling $24.3 million.

The tables below summarize the Company's contractual obligations, commercial and other commitments at March 31, 2005.

                                                                  Payments Due by Period
                                           --------------------------------------------------------------------------
                                                        Less Than                                         After 5
                                            Total         1 year         1-3 Years        3-5 Years        Years
                                           --------------------------------------------------------------------------
                                                                        (In Thousands)
Time Deposits....................      $  596,553       $  378,304     $  200,266         $  17,983      $       -
Long-term Debt(1)................         276,068          138,582         26,331            57,344         53,811
Operating Lease Obligations......          24,303            1,945          3,947             3,473         14,938
Pension Obligations..............          14,294            4,745          9,549                -               -
                                       ----------       ----------     ----------          --------     ----------

Total Contractual Cash Obligations     $  911,218       $  523,576     $  240,093         $  78,800      $  68,749
                                       ==========       ==========     ==========         =========      =========

(1) Includes advances from the Federal Home Loan Bank and Junior Subordinated Debentures.


Commercial and Other Commitments
---------------------------------

                                                        Amount of Commitment Expirations per Period
                                                         Less Than                                         After 5
                                          Total          1 year         1-3 Years        3-5 Years         Years
                                          -------------------------------------------------------------------------
                                                                      (In Thousands)
Lines of Credit(1)...............       $ 248,751        $  6,979        $ 12,015          $ 21,282      $ 208,475
Standby Letters of Credit........          15,686          15,137             543                 -              6
Other Commercial Commitments.....          94,540          94,540               -                 -              -
Other Commitments................         132,204         132,204              -                 -              -
                                         --------        --------        --------          --------      ---------
Total Contractual Cash Obligations      $ 491,181        $248,860       $  21,558          $ 21,282      $ 208,481
                                        =========        ========       =========          ========      =========

New Accounting Pronouncements

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payment. Under this promulgation, companies are required to reflect costs associated with employee stock options in their income statements at fair value. In April 2005, the SEC amended the date for compliance with FAS 123 (revised 2004) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with statement 123 (revised 2004) beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The Company will begin reflecting stock option costs under the fair value method commencing in the quarter beginning January 1, 2006 as required. The Company is still evaluating the effects of adoption of this principle.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of March 31, 2005, the Company does not own any trading assets other than $1.2 million of assets held in trust by the Senior Management Performance Incentive Award Program, a deferred compensation plan, which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At March 31, 2005, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company's cumulative one-year interest rate sensitivity gap at March 31, 2005 was a positive 26.60%.

                                                                      Time to Maturity
                                           ----------------------------------------------------------------------
                                                             Four to       One Year    Three Years
                                             Within Three     Twelve       to Three      to Five     Over Five
                                               Months         Months         Years       Years        Years
                                                                  (Dollars in Thousands)
Interest-earning assets (1):
   Residential mortgage loans: (2)
     Fixed rate........................           24,628        67,419       139,833        95,027      175,023
     Adjustable rate...................          119,116       221,922       162,929       234,932           -
   Commercial mortgage loans: (2)
     Fixed rate........................            6,843        16,902        31,666        20,854       33,225
     Adjustable rate...................          279,644       454,221        15,092         5,382           -
   Other loans (2)
         Fixed rate....................           19,238        29,261        31,186        12,931        3,138
     Adjustable rate...................          259,384        11,017             -             -           -
   Mortgage-backed securities
     Fixed rate........................           31,761        86,699       178,395       120,497      200,576
     Adjustable rate...................           87,562             -             -             -           -
    Municipal bonds and government and
      agency securities - fixed rate..               -          25,425        10,241        30,224           -
Other interest earning assets - adjustable        52,730            -             -            -             -
                                               ---------      --------      --------      --------     ---------
                  Total                          880,906       912,866       569,342       519,847      411,962
                                               ----------     --------      --------      --------     --------
Interest-bearing liabilities
   Deposits: (3)
     Checking and funds transfer accounts        24,077         72,231        94,959        71,407      867,383
     Passbook accounts.................          21,579         64,736       129,359        91,399      447,425
     Money market accounts.............          14,861         44,584        62,855        39,541      236,050
     Certificate accounts (4)..........         115,243        263,186       200,141        17,983            -
   Borrowings: (4).....................         205,040         34,859        51,891        32,487            -
                                                -------       --------        ------      --------            -

                  Total                         380,800        479,596       539,205       252,817    1,550,858
                                                -------       --------       -------      --------    ---------

Excess (deficiency) of interest-earning
assets
over interest-bearing liabilities.....          500,106        433,270        30,137       267,030   (1,138,896)

Cumulative excess of interest-earning
assets
over interest-bearing liabilities.....          500,106        933,376       963,513     1,230,543       91,647

Cumulative excess of interest-earning
assets
over interest-bearing liabilities as a
percent
of total assets.......................            14.25%         26.60%        27.46%       35.07%         2.61%


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

(3) All of the Company's non-certificate deposits are generally subject to immediate withdrawal. However, in preparation of this table the Company has used national decay rates calculated by a leading Bank consulting firm. These national decay rates consider a significant portion of these accounts to be core deposits having longer effective maturities based on the firm's calculations of national average deposit runoff. These decay rates may be different than the actual decay rates experienced by the Company.

4) Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b)  Changes in internal controls.

     There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect these internal controls over financial reporting.

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

          On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs' investments in various entities controlled and generated by Thomas Abrams, who was convicted for running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatures on the accounts and generally offer banking services to the Abrams entities. There are additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000. The Plaintiffs allege they lost in excess of $18,000,000 investing with Abrams. The actual amount of losses incurred by the plaintiffs are undetermined as of this time. The Bank has moved to dismiss the second amended complaint, and intends to vigorously defend its position on the basis that the Bank acted solely as a depository bank in the transactions and allegations of improper conduct by the Bank are factually inaccurate.

Item 2        Changes in Securities and Stock Repurchases

              None.


Item 3        Default Upon Senior Securities

              Not applicable.


Item 4        Submission of Matters to a Vote of Security Holders

              None.


Item 5        Other Information

              None.


Item 6        Exhibits

              31.1  302 Certification

              31.2  302 Certification

              32.1  906 Certification


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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


May 9, 2005                               /S/ Vince A. Elhilow
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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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


May 9, 2005                           /S/ Richard D. Aldred
----------------                      ------------------------------------------
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

EXHIBIT 32.1

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

                                                                    Exhibit 32.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Vince A. Elhilow, President and Chief Executive Officer and Richard D. Aldred, Executive Vice President, Chief Financial Officer and Treasurer of Fidelity Bankshares, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report of the Company on Form 10-Q and that to the best of his knowledge:

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


May 9, 2005                            /S/ Vince A. Elhilow
-----------------                      ----------------------------------------
Date                                   President and Chief Executive Officer



May 9, 2005                            /S/ Richard D. Aldred
-----------------                      ----------------------------------------
Date                                   Executive Vice President, Chief Financial
                                       Officer and Treasurer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                          FIDELITY BANKSHARES, INC.






Date:  May 9, 2005                By:     /S/ Vince A. Elhilow
                                          --------------------------------------
                                          Vince A. Elhilow
                                          President and Chief Executive Officer





Date:  May 9, 2005                        /S/ Richard D. Aldred
                                          --------------------------------------
                                          Richard D. Aldred
                                          Executive Vice President
                                          Chief Financial Officer