Form 10-Q
period 2005-06-30
FIDELITY BANKSHARES INC
filed 2005-08-09
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2005
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from  ________________to________________

         Commission File Number   0-29040
                                  --------

                            Fidelity Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          65-1101656
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         205 Datura Street, West Palm Beach, Florida                33401
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: There were 25,099,255 shares of the Registrant's common stock par value $.10 per share outstanding as of July 31, 2005.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements.....................................................................1

                    Unaudited Condensed Consolidated Statements of Financial Condition as of
                        December 31, 2004 and June 30, 2005..................................................2

                    Unaudited Condensed Consolidated Statements of Operations for the three and the six months ended June 30, 2004 and 2005.....................................3

                    Unaudited Condensed Consolidated Statements of Comprehensive Operations
                         for the three and the six months ended June 30, 2004 and 2005.......................4

                    Unaudited Condensed Consolidated Statements of Cash Flows for the
                         six months ended June 30, 2004 and 2005.............................................5

                    Notes to Unaudited Condensed Consolidated Financial Statements...........................6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations..........................................................18

         Item 3.    Quantitative and Qualitative Disclosure About Market Risk...............................27

         Item 4.    Controls and Procedures.................................................................30

PART II. OTHER INFORMATION..................................................................................31

         Item 1.    Legal Proceedings.......................................................................31

         Item 2.    Changes in Securities and Stock Repurchases.............................................32

         Item 3.    Default Upon Senior Securities..........................................................32

         Item 4.    Submission of matters to a Vote of Security.............................................32

         Item 5.    Other Information.......................................................................32

         Item 6.    Exhibits................................................................................32

EXHIBITS

         Section 302 Certification..........................................................................32

         Section 906 Certification..........................................................................32

37
PART I.       FINANCIAL INFORMATION
              Item I.    Financial Statements

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                          December 31,        June 30,
                                                                             2004              2005
                                                                         ===========        ===========
                                                                  (In thousands, except share and per share data)
ASSETS
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions ...........       $   108,327        $   134,609
     Interest-earning deposits ...................................            41,082              5,207
                                                                         -----------        -----------
         Total cash and cash equivalents .........................           149,409            139,816
                                                                         -----------        -----------
SECURITIES AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities ........            65,156             64,816
     Mortgage-backed securities ..................................           440,473            402,948
                                                                         -----------        -----------
         Total assets available for sale .........................           505,629            467,764
SECURITIES HELD TO MATURITY (At Cost):
     Mortgage-backed securities ..................................            89,167            270,278
LOANS RECEIVABLE, Net ............................................         2,556,700          2,718,696
OFFICE PROPERTIES AND EQUIPMENT, Net .............................            83,439             91,543
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market .            17,399             12,847
REAL ESTATE OWNED, Net ...........................................                --                  7
ACCRUED INTEREST RECEIVABLE ......................................            12,379             14,019
GOODWILL .........................................................             2,171             14,372
CORE DEPOSIT INTANGIBLES .........................................                --              6,908
DEFERRED INCOME TAX ASSET ........................................             7,883              7,933
OTHER ASSETS .....................................................            46,363             52,652
                                                                         -----------        -----------
TOTAL ASSETS .....................................................       $ 3,470,539        $ 3,796,835
                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .........................................................       $ 2,814,670        $ 3,197,784
OTHER BORROWED FUNDS .............................................            46,097             77,358
ADVANCES FROM FEDERAL HOME LOAN BANK .............................           250,855            124,163
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE ....................             3,166             15,590
DRAFTS PAYABLE ...................................................                --                954
JUNIOR SUBORDINATED DEBENTURES ...................................            53,608             53,608
OTHER LIABILITIES ................................................            50,860             52,630
                                                                         -----------        -----------
     TOTAL LIABILITIES ...........................................         3,219,256          3,522,087
                                                                         -----------        -----------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued ........                --                 --
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     outstanding 24,425,050 at December 31, 2004 and 25,097,604 at
     June 30, 2005 ...............................................             2,442              2,510
ADDITIONAL PAID IN CAPITAL .......................................           152,398            165,585
RETAINED EARNINGS - substantially restricted .....................           105,556            117,149
TREASURY STOCK - at cost, 441,082 shares at December 31, 2004 and
     417,384 shares at June 30, 2005 .............................            (1,756)            (1,767)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan ...............................            (3,909)            (3,735)
     Recognition and retention plan ..............................            (3,045)            (2,415)
ACCUMULATED OTHER COMPREHENSIVE LOSS .............................              (403)            (2,579)
                                                                         -----------        -----------
     TOTAL STOCKHOLDERS' EQUITY ..................................           251,283            274,748
                                                                         -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................       $ 3,470,539        $ 3,796,835
                                                                         ===========        ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                             For the                 For the
                                                                         Three Months Ended     Six Months Ended
                                                                              June 30,               June 30,
                                                                         2004        2005        2005         2004
                                                                       ========    ========    ========    ========
                                                                             (In Thousands, except per share data)
Interest income:
     Loans .........................................................   $ 33,921    $ 40,846    $ 66,680    $ 78,188
     Investment securities .........................................        927         520       1,495         949
     Other investments .............................................        356         367         642         770
     Mortgage-backed and corporate debt securities .................      3,887       8,343       8,336      15,493
                                                                       --------    --------    --------    --------
         Total interest income .....................................     39,091      50,076      77,153      95,400
                                                                       --------    --------    --------    --------
Interest expense:
     Deposits ......................................................      9,591      13,808      18,964      24,626
     Advances from Federal Home Loan Bank and other borrowings .....      4,915       3,536       9,691       7,969
                                                                       --------    --------    --------    --------
         Total interest expense ....................................     14,506      17,344      28,655      32,595
                                                                       --------    --------    --------    --------

Net interest income ................................................     24,585      32,732      48,498      62,805

Provision for loan losses ..........................................        794         422       1,391         994
                                                                       --------    --------    --------    --------

Net interest income after provision for loan losses ................     23,791      32,310      47,107      61,811
                                                                       --------    --------    --------    --------
Other income:
     Service charges on deposit accounts ...........................      2,795       2,799       5,634       5,300
     Fees for other banking services ...............................      2,997       3,226       5,669       6,122
     Net gain on sale of loans .....................................        151         121         257         473
     Net gain on sale of investments ...............................        467          --       1,053          --
     Miscellaneous .................................................        747         457       1,007         844
                                                                       --------    --------    --------    --------
         Total other income ........................................      7,157       6,603      13,620      12,739
                                                                       --------    --------    --------    --------

Operating expense:
     Employee compensation and benefits ............................     12,521      14,215      24,466      28,164
     Occupancy and equipment .......................................      3,943       5,029       7,953       9,817
     (Gain)/loss on real estate owned and other repossessed
       assets ......................................................         (2)         --         (10)          2
     Marketing .....................................................        520         729       1,108       1,515
     Federal deposit insurance premium .............................         93         103         183         198
     Miscellaneous .................................................      4,472       4,903       8,313       9,882
                                                                       --------    --------    --------    --------
         Total operating expense ...................................     21,547      24,979      42,013      49,578
                                                                       --------    --------    --------    --------

Income before provision for income taxes ...........................      9,401      13,934      18,714      24,972
                                                                       --------    --------    --------    --------
Provision for income taxes:
     Current .......................................................      3,407       5,919       6,731      10,644
     Deferred ......................................................        306        (632)        608      (1,135)
                                                                       --------    --------    --------    --------

         Total provision for income taxes ..........................      3,713       5,287       7,339       9,509
                                                                       --------    --------    --------    --------

              Net income...........................................    $  5,688    $  8,647    $ 11,375    $ 15,463
                                                                       ========    ========    ========    ========

Earnings per share: (Note 1)
     Basic.........................................................    $   0.26    $   0.35    $   0.52    $   0.64
                                                                       ========    ========    ========    ========
     Diluted.......................................................    $   0.25    $   0.35    $   0.50    $   0.63
                                                                       ========    ========    ========    ========

Dividends declared per share.......................................    $   0.07    $   0.08    $   0.13    $   0.16
                                                                       ========    ========    ========    ========



See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                    For the               For the
                                                               Three Months Ended     Six Months Ended
                                                                    June 30,               June 30,
                                                               2004        2005       2004        2005
                                                             ========    ========   ========    ========
                                                                                           (In Thousands)


Net Income ...............................................   $  5,688    $  8,647   $ 11,375    $ 15,463
Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on assets available for sale     (8,140)      2,607     (5,428)     (2,176)
                                                             --------    --------   --------    --------
Comprehensive income (loss) ..............................   $ (2,452)   $ 11,254   $  5,947    $ 13,287
                                                             ========    ========   ========    ========


See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                             2004         2005
                                                                          =========    =========
                                                                              (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income ............................................................   $  11,375    $  15,463
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation .......................................................       2,893        3,226
   Amortization of core deposit intangibles ...........................          --          190
   ESOP and recognition and retention plan compensation expense .......       1,359        1,275
   Accretion of discounts, amortization of premiums and intangible
    assets, and other deferred yield items ............................      (1,370)      (3,440)
   Provision for loan losses ..........................................       1,391          994
   Provisions for losses and net (gains) losses on sales of real estate
     owned............................................................         (10)           2
   Net (gain) loss on sale of:
         Loans ........................................................        (257)        (473)
         Mortgage backed securities ...................................      (1,053)          --
         Office properties and equipment ..............................        (429)          52
   Decrease (increase) in accrued interest receivable .................        (998)      (1,140)
   Decrease (increase) in other assets ................................         900       (4,855)
   Increase in drafts payable .........................................       2,184          954
   Increase (decrease) in deferred income taxes .......................         608         (693)
   Increase in other liabilities ......................................       2,457          939
                                                                          ---------    ---------
         Net cash provided by operating activities ....................      19,050       12,494
                                                                          ---------    ---------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans .....................    (250,237)    (364,926)
Principal payments received on mortgage-backed securities .............     119,280       58,944
Purchases of:
   Loans ..............................................................     (21,558)      76,351
   Mortgage-backed securities .........................................    (282,822)      (4,536)
   Federal Home Loan Bank stock .......................................     (12,373)      (3,422)
   Investment securities ..............................................     (49,647)          --
   Office properties and equipment ....................................      (6,552)      (7,428)
Proceeds from sales of:
   Loans ..............................................................      16,728       22,003
   Federal Home Loan Bank stock .......................................       5,790        8,542
   Investment securities ..............................................          --       24,667
   Repossessed assets acquired in settlement of loans .................          59           --
   Office properties and equipment ....................................         502           --
   Mortgage backed securities .........................................     125,865        8,246

Proceeds from maturities of investment securities .....................          --           50
Net cash received from acquisitions ...................................          --        6,577
Other .................................................................         974          402
                                                                          ---------    ---------
         Net cash used for investing activities .......................    (353,991)    (174,530)
                                                                          ---------    ---------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of stock options
  net of issuance costs................................................         133          173
Cash dividends paid ...................................................      (2,922)      (3,820)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts .................     256,343      124,366
   Certificates of deposit ............................................     (40,440)     121,258
   Advances from Federal Home Loan Bank ...............................     123,118     (133,205)
   Other borrowed funds ...............................................      (7,437)      31,262
   Advances by borrowers for taxes and insurance ......................      13,554       12,409
                                                                          ---------    ---------
         Net cash provided by financing activities ....................     342,349      152,443
                                                                          ---------    ---------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ...................       7,408       (9,593)
CASH AND CASH EQUIVALENTS, beginning of period ........................     109,887      149,409
                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS, end of period ..............................   $ 117,295    $ 139,816
                                                                          =========    =========

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

These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303 (b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2005 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

Goodwill and Other Intangible Assets - Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment.

Intangible assets with finite lives are primarily core deposits. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized over their useful lives, approximately 10 years using the straight-line amortization method.

Stock Splits - During 2004, the Company announced a 3 for 2 common stock split in the form of a stock dividend paid on January 14, 2005 to stockholders of record on December 31, 2004. All share and per share data have been restated to give retroactive effect to this stock split.

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

Certain amounts in the financial statements have been reclassified to conform with the June 30, 2005 presentation.

2.   STOCK OPTION PLANS

The Company has one stock-based compensation plan which it accounts for using the intrinsic value method. The only stock-based compensation expense reflected in net income relates to restricted stock grants. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation using the Black-Scholes model.


                                                                    For the                      For the
                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                   June 30,
                                                               2004         2005          2004          2005
                                                             =========    =========    ==========    ==========
                                                                          (In Thousands)               (In Thousands)

Net Income, as reported ..................................   $   5,688    $   8,647    $   11,375    $   15,463
    Add: Total stock-based employee compensation expense
           included in reported net earnings, net of
           related tax effects............................         218          195           448           391
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects .........        (390)        (487)         (870)         (811)
                                                             ---------    ---------    ----------    ----------

Pro forma net income .....................................   $   5,516    $   8,355    $   10,953    $   15,043
                                                             =========    =========    ==========    ==========

    Basic - as reported ..................................        0.26         0.35          0.52          0.64
    Basic - pro forma ....................................        0.25         0.34          0.50          0.62

    Diluted - as reported ................................        0.25         0.35          0.50          0.63
    Diluted - pro forma ..................................        0.24         0.33          0.48          0.61


The weighted-average number of shares used to calculate basic and diluted earnings per share for the quarter ended June 30, 2004 is retroactively adjusted to reflect the three for two stock split in 2004.

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

Components of net periodic benefit cost are as follows:

                                           For the               For the
                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      2004       2005        2004       2005
                                     =======    =======    =======    =======
                                       (In Thousands)        (In Thousands)

Service cost .....................   $   555    $   596    $ 1,111    $ 1,192
Interest cost ....................       396        407        793        814
Expected return on assets ........      (389)      (375)      (779)      (781)
Amortization of prior service cost         1         13          3         25
Amortization of actuarial loss ...       206        243        412        487
                                     -------    -------    -------    -------


Net periodic pension expense .....   $   769    $   884    $ 1,540    $ 1,737
                                     =======    =======    =======    =======


The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $3.6 million to its pension plan in 2005. During 2005, the actual amount contributed to the plan to date has amounted to $4.7 million, and it is not known if any additional contributions will be made during the year.


4.   LOANS RECEIVABLE

Loans receivable at December 31, 2004 and June 30, 2005, consist of the following:

                                                                         December 31,     June 30,
                                                                             2004           2005
                                                                         ===========    ===========
                                                                               (In Thousands)

One-to four- family, residential real estate mortgages ...............   $ 1,023,448    $   935,648
Commercial and multi-family real estate mortgages ....................       831,165        976,174
Real estate construction-primarily residential .......................       308,044        350,312
Land loans-primarily residential .....................................        57,661         67,820
                                                                         -----------    -----------
Total first mortgage loans ...........................................     2,220,318      2,329,954
Consumer loans .......................................................       231,333        275,011
Commercial business loans ............................................       121,331        132,312
                                                                         -----------    -----------
Total loans ..........................................................     2,572,982      2,737,277
Deduct:
     Unearned discounts, premiums and deferred loan fees, net of costs        (2,654)        (3,062)
     Allowance for loan losses .......................................       (13,628)       (15,519)
                                                                         -----------    -----------

Loans receivable-net .................................................   $ 2,556,700    $ 2,718,696
                                                                         ===========    ===========

During the quarter ended June 30, 2005, the Company sold $11.6 million in loans, which resulted in net gains of $121,000. During the quarter ended June 30, 2004, the Company sold $8.0 million in loans, which resulted in net gains of approximately $151,000.

At December 31, 2004 and June 30, 2005, the Bank had $226.1 million and $7.5 million in loans held for sale or transfer, respectively. Of the $226.1 million in loans held for sale or transfer as of December 31, 2004, $224.8 million related to the securitization of one- to four-family mortgage loans where the Bank retained the resulting mortgage-backed securities.


5.   ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 2004 and the three and the six months ended June 30, 2004 and 2005, is as follows:

                                For the Year         For the Three Months     For the Six Months
                                     Ended                   Ended                   Ended
                                  December 31,              June 30,               June 30,
                                     2004              2004        2005        2004        2005
                                   ========          ========    ========    ========    ========
                               (In Thousands)           (In Thousands)          (In Thousands)

Balance at beginning of period..   $ 11,119          $ 11,652    $ 14,198    $ 11,119    $ 13,628
Current provision ..............      2,736               794         422       1,391         994
Effect of acquisition ..........         --                --         995          --         995
Charge-offs ....................       (252)              (31)        (96)        (99)        (98)
Recoveries .....................         25                21          --          25          --
                                   --------          --------    --------    --------    --------

Ending balance .................   $ 13,628          $ 12,436    $ 15,519    $ 12,436    $ 15,519
                                   ========          ========    ========    ========    ========


An analysis of the recorded investment in impaired loans owned by the Bank at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                    December 31, 2004              June 30, 2005
                                                                ========================     =======================

                                                                   Loan         Related        Loan         Related
                                                                 Balance       Allowance     Balance       Allowance
                                                                 --------      --------      --------      --------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  1,650      $    487      $  3,407      $    824
Loans without related allowance for loan losses.............        8,172            --         3,238            --
                                                                 --------      --------      --------      --------
         Total..............................................     $  9,822      $    487      $  6,645      $    824
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

6.   ACQUISITION OF FIRST COMMUNITY BANCORP, INC.

On April 1, 2005, the Company acquired 100 percent of the outstanding common stock of First Community Bancorp, Inc. The results of First Community's operations have been included in the Company's consolidated financial statements since that date.

The aggregate purchase price was $27.9 million, consisting of $15.0 million in cash and 525,000 shares of the Company's common stock, valued at $12.9 million. The value of the Company's common stock was determined by the average of closing prices for the three day period before and the three day period subsequent to the date on which the terms of the acquisition were agreed to and announced.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.


                                                 April 1, 2005
                                                 =============
                                                  Fair Value
                                                 -------------
                                                (In Thousands)

Assets:
   Cash and cash equivalents ...................   $ 21,668
   Investment securities .......................     33,176
   Loans receivable-net ........................     95,547
   Office properties and equipment .............      4,057
   FHLB stock ..................................        568
   Goodwill ....................................     12,201
   Core deposit intangibles ....................      7,098
   Other assets ................................        891
                                                   --------

      Total assets .............................   $175,206
                                                   ========

Liabilities:
   Deposits ....................................   $137,490
         Borrowings from the FHLB ..............      6,513
   Deferred tax liabilities ....................      2,459
    Other liabilities ..........................        795
                                                   --------
      Total liabilities ........................    147,257
    Net assets acquired ........................     27,949
                                                   --------

       Total liabilities and net assets acquired   $175,206
                                                   ========

The following pro forma consolidated financial information presents the combined results of operations of the Company and First Community Bancorp as if the acquisition had occurred as of the beginning of 2004 and 2005.


                                                                For the           For the
                                                          Three Months Ended  Six Months Ended
                                                               June 30,            June 30,
                                                            2004     2005       2004      2005
                                                          =======   =======   =======   =======
                                                          (In Thousands, except per share data)

    Net interest income ...............................   $25,959   $32,732   $51,203   $64,385
    Provision for loan losses .........................       825       422     1,451       994
                                                          -------   -------   -------   -------
    Net interest income after provision for loan losses    25,134    32,310    49,752    63,391
    Total other income ................................     7,560     6,603    14,357    13,076
    Total operating expense ...........................    22,842    24,979    44,614    51,181
                                                          -------   -------   -------   -------
    Income before provision for income taxes ..........     9,852    13,934    19,495    25,286
    Provision for income taxes ........................     3,874     5,287     7,626     9,628
                                                          -------   -------   -------   -------
    Net income ........................................   $ 5,978   $ 8,647    $11,86   $15,658
                                                          =======   =======   =======   =======
Earnings per share:
     Basic ............................................   $  0.27   $  0.35   $  0.53   $  0.65
                                                          =======   =======   =======   =======
     Diluted ..........................................   $  0.26   $  0.35   $  0.51   $  0.63
                                                          =======   =======   =======   =======

7.   GOODWILL AND CORE DEPOSIT INTANGIBLES

The following summarizes the balances of goodwill and deposit intangibles at December 31, 2004 and June 30, 2005.


                                                          December 31,  June 30,
                                                              2004       2005
                                                            ========   ========
                                                              (In Thousands)

Goodwill:
   Bank Boynton .........................................   $  1,767   $  1,767
   Dunn & Noel insurance company ........................        404        404
   First Community Bancorp ..............................         --     12,201
                                                            --------   --------
      Total goodwill ....................................      2,171     14,372
                                                            --------   --------
Deposit intangibles:
   Core deposit intangibles, amortized on a straight-line
basis, ..................................................         --      7,098
      over 9.3 years
   Accumulated amortization .............................         --       (190)
                                                            --------   --------
      Core deposit intangibles, net .....................         --      6,908
                                                            --------   --------

Total goodwill and core deposit intangibles .............   $  2,171   $ 21,280
                                                            ========   ========


Amortization expense of core deposit intangibles was $190,000 for the three and six months ended June 30, 2005. Amortization expense for the year ending December 31, 2005 is expected to be $570,000. Amortization expense is expected to be $760,000 for each of the four years thereafter.

8.   DEPOSITS

The weighted-average interest rates on deposits at December 31, 2004 and June 30, 2005 were 1.53% and 1.94%, respectively. Deposit accounts, by type at December 31, 2004 and June 30, 2005 consist of the following:


                                                       December 31,    June 30,
            Account Type and Rate                         2004          2005
                                                        ==========   ==========
                                                            (In Thousands)

Non-interest-bearing checking accounts ..............   $  386,790   $  449,021
Interest-bearing checking and funds transfer accounts      689,533      754,514
Passbook and statement accounts .....................      770,124      779,176
Variable-rate money market accounts .................      335,573      440,926
Certificates of deposit .............................      632,650      774,147
                                                        ----------   ----------

Total ...............................................   $2,814,670   $3,197,784
                                                        ==========   ==========

9.   REGULATORY CAPITAL

The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                          ----------------------- ---------------------------- ----------------------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                          ---------- ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)
As of December 31, 2004 Stockholders'
     Equity and ratio to total assets          8.3%     $   286,594
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                        (1,546)
Goodwill.............................                        (2,930)
Disallowed servicing assets..........                          (213)
                                                        -----------
Tangible capital and ratio to
     adjusted total assets...........          8.1%     $    281,905     1.5%       $  51,966
                                          ========      ============  ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          8.1%     $    281,905     3.0%       $ 103,932        5.0%       $ 173,220
                                          ========      ============  ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         11.3%     $    281,905     4.0%       $  99,862        6.0%       $ 149,793
                                          ========      ============  ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                         12,639
                                                        ------------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.8%     $    294,544     8.0%       $ 199,725       10.0%       $ 249,656
                                          ========      ============  ======        =========     ======        =========
Total assets.........................                   $  3,470,068
                                                        ============
Adjusted total assets................                   $  3,464,391
                                                        ============
Risk-weighted assets.................                   $  2,496,558
                                                        ============


As of June 30, 2005 Stockholders'
     Equity and ratio to total assets          8.3%     $    313,723
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                            630
Goodwill.............................                        (21,685)
Disallowed servicing assets..........                           (392)
                                                        ------------
Tangible capital and ratio to
     adjusted total assets...........          7.7%     $    292,276     1.5%       $  56,615
                                          ========      ============  ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.7%     $    292,276     3.0%       $ 113,230        5.0%       $ 188,716
                                          ========      ============  ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.7%     $    292,276     4.0%       $ 109,348        6.0%       $ 164,023
                                          ========      ============  ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                        14,247
                                                        -----------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.2%     $    306,523     8.0%       $ 218,697       10.0%       $ 273,371
                                          ========      ============  ======        =========     ======        =========
Total assets.........................                   $ 3,795,380
                                                        ===========
Adjusted total assets................                   $ 3,774,319
                                                        ===========
Risk-weighted assets.................                   $ 2,733,709
                                                        ===========

10.   EARNINGS PER SHARE

The weighted-average number of shares used to calculate basic and diluted earning per share, including adjustments for stock options and unvested stock grants, for the three months ended June 30, 2004 and 2005, retroactively adjusted for the 2004 three for two stock split, is as follows:

                                   For the Three Months Ended             For the Three Months Ended
                                         June 30, 2004                           June 30, 2005
                                ----------------------------------- ---------------------------------------
                                Income       Shares      Per-Share     Income        Shares     Per-Share
                                Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                              (Dollars In Thousands, except per share data)

Net income ..................   $ 5,688,000                            $ 8,647,000
                                ===========                            ===========
Basic EPS:
Mortgage loans
Income available to
     common stockholders ....   $ 5,688,000    21,995,923   $   0.26   $ 8,647,000    24,436,475   $   0.35
                                ===========   ===========   ========   ===========   ===========   ========
Effect of diluted shares:
     Common stock options
       and grants............                     718,943                                558,920
Diluted EPS:                                  -----------                            -----------
Income available to
     common stockholders ....   $ 5,688,000    22,714,866   $   0.25   $ 8,647,000    24,995,395   $   0.35
                                ===========   ===========   ========   ===========   ===========   ========


The weighted-average number of shares used to calculate basic and diluted earning per share, including adjustments for stock options and unvested stock grants, for the six months ended June 30, 2004 and 2005, retroactively adjusted for the 2004 three for two stock split, is as follows:

                                     For the Six Months Ended               For the Six Months Ended
                                          June 30, 2004                         June 30, 2005
                                ----------------------------------- ---------------------------------------
                                Income       Shares      Per-Share     Income        Shares     Per-Share
                                Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                              (Dollars In Thousands, except per share data)

Net income.................     $11,375,000                            $15,463,000
                                ===========                            ===========
Basic EPS:
Income available to
     common stockholders...     $11,375,000    21,958,122   $   0.52   $15,463,000    24,139,049   $   0.64
                                ===========   ===========   ========   ===========   ===========   ========
Effect of diluted shares:
     Common stock options
        and grants.........                       741,282                                577,709
                                              -----------                            -----------
Diluted EPS:
Income available to
     common stockholders...     $11,375,000    22,699,404   $   0.50   $15,463,000    24,716,758   $   0.63
                                ===========   ===========   ========   ===========   ===========   ========

11. ACCUMULATED OTHER COMPREHENSIVE LOSS An analysis of the components of Accumulated Other Comprehensive Loss as of December 31, 2004 and June 30, 2005, is as follows:

                                                        December 31, 2004     June 30, 2005
                                                        =================     =============
                                                                  (In Thousands)

Unrealized gain (loss) on assets available
  for sale, net of tax .............................      $      1,546         $       (630)
Minimum pension liability, net of tax ..............            (1,949)              (1,949)
                                                          ------------         ------------
Ending balance .....................................      $       (403)        $     (2,579)
                                                          ============         ============

An analysis of the related tax effects allocated to Other Comprehensive Income
(Loss) is as follows:

                                     For the Three Months Ended         For the Three Months Ended
                                           June 30, 2004                      June 30, 2005
                                ----------------------------------  ---------------------------------
                                Before-tax      Tax     Net-of-Tax  Before-tax    Tax     Net-of-Tax
                                  Amount      Benefit    Amount       Amount    Benefit     Amount
                                 ========    ========   ========    ========   ========    ========
                                                           (In Thousands)
Unrealized gain (loss) on
   assets available for sale:

Unrealized holding gains
   (losses) arising during
   period ....................   $(13,811)   $  5,386   $ (8,425)   $  4,205   $ (1,598)   $  2,607

Reclassification adjustment
   for (gains) losses realized
   in net income .............       (467)        182       (285)         --         --          --
                                 --------    --------   --------    --------   --------    --------
Other comprehensive
   income (loss) .............   $(13,344)   $  5,204   $ (8,140)   $  4,205   $ (1,598)   $  2,607
                                 ========    ========   ========    ========   ========    ========

                                     For the Six Months Ended             For the Six Months Ended
                                           June 30, 2004                      June 30, 2005
                                ----------------------------------  ---------------------------------
                                Before-tax      Tax     Net-of-Tax  Before-tax    Tax     Net-of-Tax
                                  Amount      Benefit    Amount       Amount    Benefit     Amount
                                 ========    ========   ========    ========   ========    ========
                                                           (In Thousands)
Unrealized gain (loss) on
   assets available for sale:

Unrealized holding gains
   (losses) arising
   during period ............   $(9,951)   $ 3,881   $(6,070)   $(3,509)   $ 1,333   $(2,176)

Reclassification adjustment
   for (gains) losses
   realized in net income ...    (1,053)       411      (642)      --         --        --
                                -------    -------   -------    -------    -------   -------
Other comprehensive
   income (loss) ............   $(8,898)   $ 3,470   $(5,428)   $(3,509)   $ 1,333   $(2,176)
                                =======    =======   =======    =======    =======   =======

The Company's only change in Other Comprehensive Operations for the three and six ended June 30, 2005 and 2004 is the change in the unrealized gain or loss on securities available for sale.

Other comprehensive income for the quarter ended June 30, 2005 was $2.6 million compared to other comprehensive loss of $8.1 million for the quarter ended June 30, 2004. During the three months ended June 30, 2005, due to increasing market interest rates, the market value of the Company's assets available for sale increased by $4.2 million which, net of income tax of $1.6 million, resulted in other comprehensive income of $2.6 million. During the three months ended June 30, 2004, the market value of the Company's assets available for sale decreased by $13.3 million, which net of income tax benefit of $5.2 million, resulted in other comprehensive loss of $8.1 million.

At June 30, 2005, the Company held no securities available for sale that were in a continuous unrealized loss position for twelve months or longer.


12.   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                              For the Six Months Ended
                                                       June 30,
                                                   2004       2005
                                               ======================
                                                    (In Thousands)
Mortgage-backed securities retained from the
    securitization of mortgage loans .......   $        --   $202,595
                                               ===========   ========
Common stock  issued for acquisitions ......   $        --   $ 12,857
                                               ===========   ========


13.   CONTINGENCIES

The Company is subject to various claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, the disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

On July 1, 2003, Fidelity Federal Bank & Trust was named as defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, has alleged that Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use its marketing efforts. Kehoe sought as damages a statutory minimum of $2,500 per violation on behalf of the class of plaintiffs. On June 14, 2004, the Court granted Fidelity Federal's Motion for Summary Judgment and entered a Final Judgment in favor of the bank against Mr. Kehoe. A Notice of Appeal was filed by Mr. Kehoe's lawyers on June 28, 2004. The Appellate court ordered mediation which is to take place on August 22, 2005. Fidelity Federal, in consultation with counsel, has concluded that the lawsuit is without merit and intends to vigorously defend against the Plaintiff's appeal of the Court's Final Judgment in the bank's favor.

On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs' investments in various entities controlled and operated by Thomas Abrams, who was convicted of running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatories on the accounts and generally offer banking services to the Abrams entities. Plaintiffs make additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000. The Plaintiffs allege they lost in excess of $18,000,000 investing with Abrams. The actual amount of losses incurred by the plaintiffs are as of yet undetermined. On May 20, 2005, the Court entered an Order granting in part Fidelity Federal's Motion to Dismiss the Second Amended Complaint. The Court struck all of Plaintiff's claims for non-economic damages (e.g., custodial damages), and dismissed the aiding and abetting breach of fiduciary duty claim, with leave to amend, based on each Plaintiff's failure to allege specific ultimate facts that the bank's alleged actions were the proximate cause of plaintiff's losses. A Third Amended Complaint has been filed which attempts to add a second claim against Fidelity Federal, alleging a violation of Florida's Fraudulent Transfer Statute. We intend to vigorously defend our position on the basis that we acted solely as a depository bank in the transactions and allegations of improper conduct by the bank are factually inaccurate.

On April 8, 2005, Fidelity Federal Bank & Trust was named as defendant in a lawsuit CORINTHIAN LLC vs. FIDELITY FEDERAL BANK & TRUST , filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged damages for specific performance in connection with a contract for sale of bank property where the bank was forced to default Plaintiff for failure to perform. Regardless of the outcome, the Bank will suffer no material loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

Fidelity Bankshares, Inc. (the "Company") is the parent company of Fidelity Federal Bank & Trust ("Fidelity Federal" or the "Bank"). The Company conducts no business other than holding the common stock of the Bank and common shares in its special purpose trusts, Fidelity Capital II and Fidelity Capital III. Consequently, the Company's net income is primarily derived from the Bank. The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market interest rates tends to be highly cyclical.

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

Recent Developments.

On April 1, 2005, the Company completed its acquisition of First Community Bancorp. At closing, First Community Bancorp had assets with a book value of $155.8 million and deposits with a book value of $137.7 million. The $137.7 million in deposits consists of $45.1 million in non-interest bearing checking accounts, $53.3 million in money market and savings accounts and $20.4 million in certificates of deposit. First Community Bancorp was acquired for an aggregate purchase price of $27.9 million, consisting of $15.0 million in cash and 525,000 shares of Fidelity Bankshares, Inc. common stock valued at $12.9 million. Goodwill of $12.2 million resulted from the acquisition.

Other Comprehensive Income (Loss).

The Company's only change in Other Comprehensive Operations for the three and six months ended June 30, 2005 and 2004 is the change in the unrealized gain or loss on securities available for sale.

Other comprehensive loss for the six months ended June 30, 2005 was $2.2 million compared to other comprehensive loss of $5.4 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, the market value of the Company's assets available for sale decreased by $3.5 million, which net of income tax benefit of $1.3 million resulted in other comprehensive loss of $2.2 million. During the six months ended June 30, 2004, the market value of the Company's assets available for sale decreased by $8.9 million, which net of income tax benefit of $3.5 million resulted in other comprehensive loss of $5.4 million.

Other comprehensive income for the quarter ended June 30, 2005 was $2.6 million compared to other comprehensive loss of $8.1 million for the quarter ended June 30, 2004. During the quarter ended June 30, 2005, the market value of the Company's assets available for sale increased by $4.2 million, which net of income tax expense of $1.6 million resulted in other comprehensive income of $2.6 million. During the quarter ended June 30, 2004, the market value of the Company's assets available for sale decreased by $13.3 million, which net of income tax benefit of $5.2 million resulted in other comprehensive loss of $8.1 million.

Changes in Financial Condition.

Our assets increased by $326.3 million, from $3.5 billion at December 31, 2004 to $3.8 billion at June 30, 2005. The Company closed on its acquisition of First Community on April 1, 2005, which added $175.2 million in assets. Assets held to maturity, consisting of mortgage-backed securities secured by one-to four-family mortgages from the Company's loan portfolio, increased by $181.1 million. This securitization of residential mortgages was undertaken to improve the Bank's regulatory, risk-based capital ratios. The loan portfolio increased by $162.0 million, net. The components of this net increase were a decrease of $181.1 million from the securitization of loans, an increase in loans receivable of $95.5 million due to the acquisition of First Community and an increase of $247.3 million from loan production. Office property and equipment increased by $8.1 million, while all other assets decreased by $24.9 million. Borrowings from the Federal Home Loan Bank decreased by $126.7 million. Funds were provided for asset growth from cash and cash equivalents which decreased by $9.6 million, an increase in deposits of $383.1 million, of which $137.7 million was attributable to the Company's acquisition of First Community, and an increase of $46.4 million in other liabilities. $12.9 million of common stock was issued in connection with the acquisition of First Community.

Results of Operations.

Our net income for the six months ended June 30, 2005 was $15.5 million compared to $11.4 million for the six months ended June 30, 2004. This increase of $4.1 million, or 36%, was primarily attributable to an increase of $14.3 million in net interest income, which was offset by a decline in other income of $881,000, an increase of $7.6 million in operating expense and an increase in income taxes of $2.2 million.

Net income for the quarter ended June 30, 2005 was $8.6 million, an increase of $2.9 million, or 52%, compared to $5.7 million for the quarter ended June 30, 2004. The increase in net income is primarily due to an increase in net interest income of $8.1 million, offset by a decline in other income of $554,000, an increase in operating expense of $3.4 million and an increase in income taxes of $1.6 million.

Interest Income.

Interest income increased by $18.2 million, or 23.7%, for the six months ended June 30, 2005 to $95.4 million, from $77.2 million for the six months ended June 30, 2004. Interest income on mortgage loans increased by $8.7 million, or 15.1%, to $66.4 million for the six months ended June 30, 2005, compared to $57.7 million for the same period in 2004. The increase was due to an increase of $206.0 million, or 10.4%, in the average balances of these loans to $2.2 billion in 2005, from $2.0 billion in 2004, together with an increase in the yield on these loans from 5.83% in 2004 to 6.08% in 2005. The interest income on consumer and other loans increased by $2.8 million, or 31.3%, to $11.7 million for the six months ended June 30, 2005, from $8.9 million for the six months ended June 30, 2004. The increase is attributable to an increase in the average balances of these loans of $56.9 million, or 18.0%, together with an increase in yield on the loans from 5.66% in 2004 to 6.29% in 2005. Interest income on mortgaged backed securities increased by $7.2 million, or 85.9%, to $15.5 million for the six months ended June 30, 2005, from $8.3 million for the same period in 2004. The average balances of these securities increased by $197.9 million, or 43.7%, from $453.2 million in 2004 to $651.1 million in 2005. This increase in average balances was due to the securitization of mortgage loans, to improve the Bank's regulatory risk based capital. In addition, the yield on these securities increased from 3.68% in 2004 to 4.76% in 2005. Interest income on investment securities decreased by $546,000, to $949,000 for the six months ended June 30, 2005 from $1.5 million for the same period in 2004. While the average balances on these investments declined by $73.0 million, or 51.2%, this was partially offset by an increase in yield from 2.09% in 2004 to 2.72% in 2005. Interest income on other investments increased by $128,000 for the six months ended June 30, 2005 to $770,000, from $642,000 for the same period in 2004. Although the average balances of these investments declined by $47.7 million, or 49.8%, in 2005 compared to 2004, the yield on the investments increased from 1.34% in 2004 to 3.21% in 2005.

Interest income for the quarter ended June 30, 2005 increased by $11.0 million, or 28.1%, to $50.1 million, from $39.1 million for the quarter ended June 30, 2004. These amounts include results from the Company's acquisition of First Community, which closed on April 1, 2005. This acquisition contributed approximately $95.5 million in loans and $33.7 million in investments to the Company's interest earning assets. Interest income from mortgage loans increased by $5.1 million, or 17.2%, to $34.5 million for the quarter ended June 30, 2005, from $29.4 million for the quarter ended June 30, 2004. This increase was due to an increase in the average balances of these loans of $168.2 million, or 8.2%, to $2.2 billion in 2005, from $2.0 billion in 2004, together with an increase in yield on these loans from 5.75% in 2004 to 6.23% in 2005. Consumer and other loan income increased by $1.9 million, or 41.6%, to $6.4 million in 2005, from $4.5 million in 2004. The average balances of consumer and other loans increased by $76.1 million, or 23.8%, to $396.1 million in 2005, from $320.1 million in 2004 and was accompanied by an increase in yield from 5.63% in 2004 to 6.44% in 2005. Interest income from mortgage backed securities increased by $4.5 million, or 114.6%, to $8.3 million in 2005, from $3.9 million in 2004. The average balances of these securities increased, as a result of the Company's securitization of loans, by $253.3 million, or 57.7%, to $692.6 million in 2005, from $439.3 million in 2004 and was accompanied by an increase in yield from 3.54% in 2004 to 4.82% in 2005. Interest income from investment securities decreased by $407,000, or 43.9%, to $520,000 in 2005, from $927,000 in 2004. The average balances of these investments declined by $89.2 million, or 54.8%, which was partially offset by an increase in yield from 2.28% in 2004 to 2.83% in 2005. Interest income from other investments increased only slightly by $11,000, to $367,000 for the quarter ended June 30, 2005, from $356,000 for the quarter ended June 30, 2004. Although the average balances of these investments declined by $65.7 million, or 62.0%, during 2005, compared to 2004, the yield on the investments increased from 1.34% in 2004 to 3.65% in 2005.

Interest Expense.

Interest expense increased by $3.9 million, or 13.8%, to $32.6 million for the six months ended June 30, 2005, from $28.7 million for the six months ended June 30, 2004. Interest expense on deposits increased by $5.7 million, or 30.0%, to $24.6 million for the six months ended June 30, 2005, from $19.0 million for the same period in 2004. The average balances of deposits increased by $369.8 million, or 14.3%, to $3.0 billion in 2005, compared to $2.6 billion in 2004. A portion of the increase in average deposit balances is the result of the Company's acquisition of First Community on April 1, 2005, which provided $137.7 million of deposits to the Company. As a result of the rising interest rate environment in short-term maturities and the increase in the balances of certificates of deposit to fund FHLB loan repayments, the Company's cost of deposits increased from 1.47% for the six months ended June 30, 2004 to 1.67% for the same period in 2005. Interest expense on borrowed funds decreased by $1.7 million, or 17.8%, to $8.0 million in 2005, from $9.7 million in 2004. As a result of the Company's repayment of FHLB advances during the period, the average balance of borrowed funds decreased by $56.1 million, or 14.9%, to $320.2 million in 2005, from $376.2 million in 2004. In addition, the cost of these borrowings declined, due to repayment of higher costing borrowings, from 5.15% in 2004, to 4.98% in 2005.

Interest expense for the quarter ended June 30, 2005, increased by $2.8 million, or 19.6%, to $17.3 million, compared to $14.5 million for the quarter ended June 30, 2004. Interest expense on deposits increased by $4.2 million, or 44.0%, to $13.8 million in 2005, from $9.6 million in 2004. The average balances of deposits during the quarter ended June 30, 2005 increased by $425.6 million, or 16.0%, to $3.1 billion in 2005, from $2.7 billion in 2004. This increase includes deposits from the Company's acquisition of First Community, which closed on April 1, 2005, and an increase in certificate of deposit balances, which the Company used to repay FHLB advances. The cost of deposits increased to 1.79% for the quarter ended June 30, 2005, from 1.45% for the same period in 2004. This reflects increases in short term interest rates and the Company's increased utilization of certificates of deposit to repay higher costing FHLB advances. Interest expense on borrowings decreased by $1.4 million, or 28.1%, to $3.5 million for the quarter ended June 30, 2005, compared to $4.9 million for the same period in 2004. The average balance of borrowings decreased, as a result of the Company's repayment of FHLB advances, by $102.6 million, or 25.9%, to $292.7 million during the quarter ended June 30, 2005, from $395.4 million in 2004. In addition, the cost of these borrowings declined from 4.97% in 2004 to 4.83% in 2005.

Net Interest Income.

Our net interest income increased by $14.3 million, or 29.5%, to $62.8 million for the six months ended June 30, 2005, from $48.5 million for the six months ended June 30, 2004. This is attributable to the Company's improvement in net interest margin to 3.77% during the period ended June 30, 2005, compared to 3.25% for the same period in 2004.

For the quarter ended June 30, 2005, our net interest income increased by $8.1 million, or 33.1%, to $32.7 million for the quarter ended June 30, 2005, from $24.6 million for the same quarter in 2004. This also is due to the improvement in our net interest margin to 3.83% for the quarter ended June 30, 2005, compared to 3.20% for the same quarter in 2004.

Provision for Loan Losses.

Our provision for loan losses was $994,000 for the six months ended June 30, 2005, compared to $1.4 million for the six months ended June 30, 2004.

For the quarter ended June 30, 2005, our provision for loan losses was $422,000, compared to $794,000 for the same quarter in 2004.

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

Other Income.

Other income decreased by $881,000, or 6.5%, for the six months ended June 30, 2005 to $12.7 million, from $13.6 million for the six months ended June 30, 2004. The principal reason for the decline was that for the six months ended June 30, 2004, the Company reported $1.1 million of gains on sale of securities, whereas for the same period in 2005 there were no such sales. The Company experienced a decrease of $334,000 in service charges on deposit accounts for the six months ended June 30, 2005 compared to the same period in 2004. Similarly, we received $163,000 less in miscellaneous income in the 2005 period, compared to 2004. Offsetting these decreases in other income were increases of $453,000 in fees for other banking services, which includes trust income and insurance sale income, as well as an increase of $216,000 in gains on the sale of loans.

For the quarter ended June 30, 2005, other income decreased by $554,000, or 7.7%, to $6.6 million, compared to $7.2 million for the same quarter in 2004. The decrease is mostly due to there being no gains on the sale of securities in 2005, compared to $467,000 of such gains reported in 2004. Miscellaneous other income decreased by $290,000 in 2005, compared to 2004. Offsetting these decreases were increases of $4,000 in fees on deposit accounts and $229,000 in fees for other banking services.

Operating Expense.

Operating expense increased by $7.6 million, or 18.0%, to $49.6 million for the six months ended June 30, 2005, from $42.0 million for the six months ended June 30, 2004. The Company completed its acquisition of First Community on April 1, 2005, which added five branch offices and additional loan personnel. Accordingly, the operation of this acquisition is included in operations of the Company for the full quarter ended June 30, 2005. Employee compensation and benefits expense increased by $3.7 million, or 15.1%, to $28.2 million for the six months ended June 30, 2005, compared to $24.5 million for the six months ended June 30, 2004 in part due to an increase in the number of full time equivalent employees from 749 at June 30, 2004 to 852 at June 30, 2005. In addition to increased direct compensation for branch operation and loan personnel, as well as additional commission expense for increased insurance sales, the Company has experienced increased pension costs of $1.1 million. Occupancy and equipment expense increased by $1.9 million, or 23.4%, to $9.8 million in 2005, compared to $8.0 million for the six months ended June 30, 2004. This increase reflects the costs of operating additional branch facilities, but also includes an increase of $495,000 for data processing expense. Due to increased marketing costs, particularly associated with the acquisition, this expense increased by $407,000 for the six months ended June 30, 2005, compared to the same period in 2004. Miscellaneous operating expense increased by $1.6 million, to $9.9 million in 2005, compared to $8.3 million for the six months ended June 30, 2004. We experienced significant increases of $517,000 for consulting and auditing, $148,000 for postage expense and $146,000 for insurance. The remaining increase in expense largely reflects the costs of operating additional branch facilities.

Operating expense for the quarter ended June 30, 2005 increased by $3.4 million, or 15.9%, to $25.0 million, from $21.5 million for the quarter ended June 30, 2004. Of this increase, $1.7 million pertains to employee compensation and benefits. In addition to increased direct compensation expense related to the operation of additional branch facilities, we experienced an increase of $510,000 for pension expense. Principally due to the operation of additional branch facilities, occupancy and equipment costs increased by $1.1 million, to $5.0 million for the quarter ended June 30, 2005, compared to $3.9 million for the same period in 2004. Also contributing to this increase was an increase in data processing costs of $293,000. Marketing expense increased by $209,000 and miscellaneous operating expense increased by $431,000. Of the increased miscellaneous operating expense, $224,000 was caused by increased consulting and auditing costs.

Income Taxes.

Our provision for income taxes for the six months ended June 30, 2005 was $9.5 million, an increase of $2.2 million from $7.3 million for the six months ended June 30, 2004. Our provision reflects our current rate applied to higher levels of income before taxes.

The provision for income taxes for the quarter ended June 30, 2005 was $5.3 million, an increase of $1.6 million from our provision of $3.7 million for the quarter ended June 30, 2004. This provision reflects our current rate applied to higher levels of income before taxes.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 5.48% during the month of June 30, 2005. Liquidity ratios averaged 6.32% for the quarter ended June 30, 2005. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $5.2 million at June 30, 2005. Other assets qualifying for liquidity at June 30, 2005, including unpledged mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, were $205.9 million. For additional information about cash flows from the Company's operating, financing and investing activities, see the Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2005, the Bank had $124.2 million in advances from the FHLB. At June 30, 2005, the Bank had commitments outstanding to originate or purchase loans of $234.8 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at June 30, 2005 totaled $564.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

Our long-term debt, which in the aggregate totals $177.8 million, consists of obligations to the FHLB totaling $124.2 million and $53.6 million in obligations resulting from the issuance of trust preferred securities from Fidelity Capital Trust II in December 2003 as well as Fidelity Capital Trust III in October 2004. The obligations arising from the issuance of trust preferred securities, presented as Junior Subordinated Debentures in our balance sheet at June 30, 2005 are due in the amount of $22.7 million in January 2034 and $30.9 million in November 2034. In addition, we have leasehold obligations for the next 49 years totaling $27.2 million.

The tables below summarize the Company's contractual obligations, commercial and other commitments at June 30, 2005.


                                                        Payments Due by Period
                                     ----------------------------------------------------
                                               Less Than                          After 5
                                       Total     1 year    1-3 Years  3-5 Years    Years
                                     --------   --------   --------   --------   --------
                                                       (In Thousands)

Time Deposits ....................   $774,147   $564,881   $196,495   $ 12,771   $     --
Long-term Debt(1) ................    177,672     43,582     25,081     55,201     53,808
Operating Lease Obligations ......     27,171      2,226      4,741      3,954     16,250
Pension Obligations ..............      9,549         --      9,549         --         --
                                     --------   --------   --------   --------   --------
Total Contractual Cash Obligations   $988,539   $610,689   $235,866   $ 71,926   $ 70,058
                                     ========   ========   ========   ========   ========

-------------------------------------
(1) Includes advances from the Federal Home Loan Bank and Junior Subordinated Debentures.


Commercial and Other Commitments
--------------------------------

                                           Amount of Commitment Expirations per Period
                                     ----------------------------------------------------
                                               Less Than                          After 5
                                       Total     1 year    1-3 Years  3-5 Years    Years
                                     --------   --------   --------   --------   --------
                                                       (In Thousands)

Lines of Credit(1) ...............   $250,687   $  6,999   $ 12,125   $ 16,806   $214,757
Standby Letters of Credit ........     17,685     16,734        285         18        648
Other Commercial Commitments .....    162,409    162,409       --         --         --
Other Commitments ................    148,015    148,015       --         --         --
                                     --------   --------   --------   --------   --------
Total Contractual Cash Obligations   $578,796   $334,157   $ 12,410   $ 16,824   $215,405
                                     ========   ========   ========   ========   ========

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

In December 2003, the AICPA issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities and loans acquired in a business combination, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for these loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. The provisions of this SOP became effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP has not had a material impact on the Company to date, nor is it anticipated to in the future.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of June 30, 2005, the Company does not own any trading assets other than $1.2 million of assets held in trust by the Senior Management Performance Incentive Award Program, a deferred compensation plan, which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At June 30, 2005, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

Asset and Liability Management-Interest Rate Sensitivity Analysis.

The majority of our assets and liabilities are monetary in nature, which subjects us to significant interest rate risk. As stated above, the majority of our interest-bearing liabilities and nearly all of our interest-earning assets are held by the Bank and, therefore, nearly all of our interest rate risk is at the Bank level.

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

The Bank's policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments. However, particularly in the current low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. The Bank does not solicit high-rate jumbo certificates or brokered funds.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company's cumulative one-year interest rate sensitivity gap at June 30, 2005 was a positive 24.02%.

                                                                       Time to Maturity
                                           --------------------------------------------------------------------------
                                                                            More Than      More Than
                                                                           One Year to    Three Years
                                             Within Three  Four to Twelve     Three         to Five       Over Five
                                               Months          Months         Years          Years          Years
                                             -----------    -----------    -----------    -----------    -----------
                                                                     (Dollars in Thousands)
Interest-earning assets (1):
   Residential mortgage loans: (2)
     Fixed rate ..........................   $    26,610    $    72,154    $   150,228    $   101,672    $   189,477
     Adjustable rate .....................       139,537        234,477        179,749        261,279             --
   Commercial mortgage loans: (2)
     Fixed rate ..........................        11,219         24,477         40,437         23,660         37,125
     Adjustable rate .....................       248,488        563,372         24,873            951             --
   Other loans (2)
     Fixed rate ..........................        21,343         33,011         39,623         18,097          6,585
     Adjustable rate .....................       273,711         12,408             --             --             --
   Mortgage-backed securities
     Fixed rate ..........................        30,522         83,290        171,219        115,457        189,468
     Adjustable rate .....................        82,779             --             --             --             --
    Municipal bonds and government and
      agency securities - fixed rate .....         5,011         30,280            235         30,210             --
Other interest earning assets - adjustable        18,054             --             --             --             --
                                             -----------    -----------    -----------    -----------    -----------
                  Total ..................   $   857,274    $ 1,053,469    $   606,364    $   551,326    $   422,655
                                             ===========    ===========    ===========    ===========    ===========

Interest-bearing liabilities
   Deposits: (3)
     Checking and funds transfer accounts    $    25,518    $    76,554    $   100,750    $    75,890    $   908,884
     Passbook accounts ...................        22,284         66,852        133,588         94,387        462,053
     Money market accounts ...............        17,487         52,461         73,960         46,527        277,757
     Certificate accounts (4) ............       168,866        396,167        196,342         12,771             --
   Borrowings: (4) .......................       132,600         39,918         75,754          5,151             --
                                             -----------    -----------    -----------    -----------    -----------
                  Total ..................   $   366,755    $   631,952    $   580,394    $   234,726    $ 1,648,694
                                             ===========    ===========    ===========    ===========    ===========

Excess (deficiency) of interest-earning
assets over interest-bearing liabilities..   $   490,519    $   421,517    $    25,970    $   316,600    $(1,226,039)
                                             ===========    ===========    ===========    ===========    ===========

Cumulative excess of interest-earning
assets over interest-bearing liabilities..   $   490,519    $   912,036    $   938,006    $ 1,254,606    $    28,567
                                             ===========    ===========    ===========    ===========    ===========

Cumulative excess of interest-earning
assets
over interest-bearing liabilities as a
percent
of total assets ..........................         12.92%         24.02%         24.70%         33.04%          0.75%
                                             ===========    ===========    ===========    ===========    ===========

----------------------------
(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a 15% prepayment rate.

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

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

         (b) Changes in internal controls.

         There were no material changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect these internal controls over financial reporting.

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

              On July 1, 2003, Fidelity Federal Bank & Trust was named as defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, has alleged that Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use its marketing efforts. Kehoe sought as damages a statutory minimum of $2,500 per violation on behalf of the class of plaintiffs. On June 14, 2004, the Court granted Fidelity Federal's Motion for Summary Judgment and entered a Final Judgment in favor of the bank against Mr. Kehoe. A Notice of Appeal was filed by Mr. Kehoe's lawyers on June 28, 2004. The Appellate court ordered mediation which is to take place on August 22, 2005. Fidelity Federal, in consultation with counsel, has concluded that the lawsuit is without merit and intends to vigorously defend against the Plaintiff's appeal of the Court's Final Judgment in the bank's favor.

              On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs' investments in various entities controlled and operated by Thomas Abrams, who was convicted of running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatories on the accounts and generally offer banking services to the Abrams entities. Plaintiffs make additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000. The Plaintiffs allege they lost in excess of $18,000,000 investing with Abrams. The actual amount of losses incurred by the plaintiffs are as of yet undetermined. On May 20, 2005, the Court entered an Order granting in part Fidelity Federal's Motion to Dismiss the Second Amended Complaint. The Court struck all of Plaintiff's claims for non-economic damages (e.g., custodial damages), and dismissed the aiding and abetting breach of fiduciary duty claim, with leave to amend, based on each Plaintiff's failure to allege specific ultimate facts that the bank's alleged actions were the proximate cause of plaintiff's losses. A Third Amended Complaint has been filed which attempts to add a second claim against Fidelity Federal, alleging a violation of Florida's Fraudulent Transfer Statute. We intend to vigorously defend our position on the basis that we acted solely as a depository bank in the transactions and allegations of improper conduct by the bank are factually inaccurate.

              On April 8, 2005, Fidelity Federal Bank & Trust was named as defendant in a lawsuit CORINTHIAN LLC vs. FIDELITY FEDERAL BANK & TRUST , filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged damages for specific performance in connection with a contract for sale of bank property where the bank was forced to default Plaintiff for failure to perform. Regardless of the outcome, the Bank will suffer no material loss.


Item 2        Changes in Securities and Stock Repurchases

              None.


Item 3        Default Upon Senior Securities

              Not applicable.


Item 4        Submission of Matters to a Vote of Security Holders

              Ballot No. 1

                  The election of F. Ted Brown,  Jr. and Keith D. Beaty to serve as directors for a term of three years, or until their successors have been elected and qualified.

                                               For             Withheld
                                               ---             --------

              F. Ted Brown, Jr.             19,802,621         342,139
              Keith D. Beaty                19,768,932         375,828


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



                                           FIDELITY BANKSHARES, INC.






Date:  August 9, 2005                  By:  /S/ Vince A. Elhilow
                                           -------------------------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer





Date:  August 9, 2005                   By: /S/ Richard D. Aldred
                                           -------------------------------------
                                           Richard D. Aldred
                                           Executive Vice President
                                           Chief Financial Officer