Form 10-Q
period 2005-09-30
FIDELITY BANKSHARES INC
filed 2005-11-07
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


[|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from  __________________to___________________

         Commission File Number   0-29040
                                  --------

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: There were 25,100,515 shares of the Registrant's common stock par value $.10 per share outstanding as of October 31, 2005.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

 Item 1.    Financial Statements...............................................1

            Unaudited Condensed Consolidated Statements of Financial Condition
              as of December 31, 2004 and September 30, 2005...................1

            Unaudited Condensed Consolidated Statements of Operations for the
              three and the nine months ended September 30, 2004 and 2005......2

            Unaudited Condensed Consolidated Statements of Comprehensive
              Operations for the three and the nine months ended
              September 30, 2004 and 2005......................................3

            Unaudited Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2004 and 2005....................4

            Notes to Unaudited Condensed Consolidated Financial Statements.....5

 Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................17

 Item 3.    Quantitative and Qualitative Disclosure About Market Risk.........25

 Item 4.    Controls and Procedures...........................................28

PART II.      OTHER INFORMATION...............................................29

 Item 1.    Legal Proceedings.................................................29

 Item 2.    Changes in Securities and Stock Repurchases.......................30

 Item 3.    Default Upon Senior Securities....................................30

 Item 4.    Submission of matters to a Vote of Security Holders...............30

 Item 5.    Other Information.................................................30

 Item 6.    Exhibits..........................................................31

EXHIBITS

            Section 302 Certification.........................................32

            Section 906 Certification.........................................35

PART I.       FINANCIAL INFORMATION
              Item 1.    Financial Statements

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                               December 31,         September 30,
                                                                                                    2004                2005
                                                                                             ================     =================
ASSETS                                                                                                  (In thousands)
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions........................                $   108,327          $   108,768
     Interest-earning deposits................................................                     41,082               37,098
                                                                                              -----------           ----------
         Total cash and cash equivalents......................................                    149,409              145,866
                                                                                              -----------           ----------
SECURITIES AVAILABLE FOR SALE (At Fair Value):
     Municipal bonds and government and agency securities.....................                     65,156               59,599
     Mortgage-backed securities...............................................                    440,473              379,658
                                                                                              -----------           ----------
         Total assets available for sale......................................                    505,629              439,257
                                                                                              -----------          -----------
SECURITIES HELD TO MATURITY (At Cost):
     Mortgage-backed securities...............................................                     89,167              255,878
LOANS RECEIVABLE, Net.........................................................                  2,556,700            2,896,565
OFFICE PROPERTIES AND EQUIPMENT, Net..........................................                     83,439               90,977
FEDERAL HOME LOAN BANK STOCK, At cost, which approximates market..............                     17,399               12,694
REAL ESTATE OWNED, Net........................................................                          -                1,793
ACCRUED INTEREST RECEIVABLE...................................................                     12,379               14,856
GOODWILL  ....................................................................                      2,171               14,376
CORE DEPOSIT INTANGIBLES......................................................                          -                6,718
DEFERRED INCOME TAX ASSET.....................................................                      7,883                9,038
OTHER ASSETS                                                                                       46,363               51,927
                                                                                              -----------           ----------
TOTAL ASSETS                                                                                  $ 3,470,539          $ 3,939,945
                                                                                              ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS .....................................................................                $ 2,814,670          $ 3,317,751
OTHER BORROWED FUNDS..........................................................                     46,097               90,693
ADVANCES FROM FEDERAL HOME LOAN BANK..........................................                    250,855              120,769
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.................................                      3,166               22,009
DRAFTS PAYABLE................................................................                          -                1,314
JUNIOR SUBORDINATED DEBENTURES................................................                     53,608               53,608
OTHER LIABILITIES.............................................................                     50,860               54,184
                                                                                              -----------           ----------
     TOTAL LIABILITIES........................................................                  3,219,256            3,660,328
                                                                                              -----------           ----------
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued.....................                          -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     outstanding 24,425,050 at December 31, 2004 and 25,100,515 at
         September 30, 2005...................................................                      2,442                2,510
ADDITIONAL PAID IN CAPITAL....................................................                    152,398              165,945
RETAINED EARNINGS - substantially restricted..................................                    105,556              123,445
TREASURY STOCK - at cost, 441,082 shares at December 31, 2004 and
     416,186 shares at September 30, 2005.....................................                     (1,756)              (1,777)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan............................................                     (3,909)              (3,648)
     Recognition and retention plan...........................................                     (3,045)              (2,100)
ACCUMULATED OTHER COMPREHENSIVE LOSS..........................................                       (403)              (4,758)
                                                                                              ------------          -----------
     TOTAL STOCKHOLDERS' EQUITY...............................................                    251,283              279,617
                                                                                              ------------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................               $  3,470,539          $ 3,939,945
                                                                                              =============        ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                    For the                    For the
                                                                              Three Months Ended           Nine Months Ended
                                                                                 September 30,                September 30,
                                                                              2004         2005          2004            2005
                                                                            ==================================================
                                                                                    (In Thousands, except per share data)
Interest income:
     Loans.............................................................      $ 36,778      $ 44,920    $  103,458   $ 123,109
     Investment securities.............................................         1,022           509         2,517       1,457
     Other investments.................................................           234           584           876       1,354
     Mortgage-backed and corporate debt securities.....................         4,952         7,970        13,288      23,464
                                                                             ---------     --------      --------    --------
         Total interest income.........................................        42,986        53,983       120,139     149,384
                                                                             ---------     --------      --------    --------
Interest expense:
     Deposits..........................................................         9,945        17,262        28,909      41,889
     Advances from Federal Home Loan Bank and other borrowings.........         5,301         3,049        14,992      11,017
                                                                             ---------     --------      --------    --------
         Total interest expense........................................        15,246        20,311        43,901      52,906
                                                                             ---------     --------      --------    --------

Net interest income....................................................        27,740        33,672        76,238      96,478

Provision for loan losses..............................................           783           304         2,174       1,298
                                                                             --------      --------       -------     -------

Net interest income after provision for loan losses....................        26,957        33,368        74,064      95,180
                                                                             --------      --------       -------     -------
Other income:
     Service charges on deposit accounts...............................         2,740         2,972         8,374       8,272
     Fees for other banking services...................................         2,830         3,250         8,499       9,371
     Net gain on sale of loans.........................................           134           170           391         643
     Net gain on sale of investments...................................            81             -         1,134           -
     Miscellaneous.....................................................           460           540         1,467       1,384
                                                                              --------      --------      -------     --------
         Total other income............................................         6,245         6,932        19,865      19,670
                                                                              --------      --------      -------     -------

Operating expense:
     Employee compensation and benefits................................        13,110        15,073        37,576      43,237
     Occupancy and equipment...........................................         4,403         5,484        12,356      15,301
     (Gain)/loss on real estate owned and other repossessed
     assets                                                                        (8)           46           (18)         47
     Marketing.........................................................           523           714         1,631       2,230
     Federal deposit insurance premium.................................            96            99           279         297
     Miscellaneous.....................................................         4,953         5,573        13,266      15,455
                                                                              -------       -------       -------     -------
         Total operating expense.......................................        23,077        26,989        65,090      76,567
                                                                              -------       -------       -------     -------

Income before provision for income taxes...............................        10,125        13,311        28,839      38,283

Provision for income taxes.............................................         3,943         5,052        11,282      14,561
                                                                              -------       -------       -------     -------

           Net income..................................................      $  6,182       $ 8,259       $17,557    $ 23,722
                                                                              =======       =======       =======    ========

Earnings per share: (Note 1)
     Basic.............................................................      $   0.28       $  0.34       $  0.80    $   0.98
                                                                              =======      ========       =======    ========
     Diluted...........................................................      $   0.27       $  0.33       $  0.78    $   0.95
                                                                              =======      ========       =======    ========

Dividends declared per share...........................................      $   0.07       $  0.08       $  0.20    $   0.24
                                                                              =======      ========       =======    ========

See Notes to Unaudited Condensed Consolidated Financial Statements.
                                       2

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                                For the                       For the
                                                                           Three Months Ended            Nine Months Ended
                                                                             September 30,                  September 30,
                                                                          2004         2005              2004         2005
                                                                       ====================================================
                                                                                           (In Thousands)


Net Income........................................................     $ 6,182       $ 8,259         $17,557      $23,722
Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on assets available for sale........       7,738        (2,179)          2,310       (4,355)
                                                                         -----       --------        --------    --------


Comprehensive income (loss).......................................     $13,920       $ 6,080         $19,867      $19,367
                                                                       =======       ========        ========     =======


See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                                      2004            2005
                                                                                   ==========================
                                                                                         (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $ 17,557        $ 23,722
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................               4,354           5,246
   Amortization of core deposit intangibles............................                   -             380
   ESOP and recognition and retention plan compensation expense........               1,998           1,989
   Accretion of discounts, amortization of premiums and intangible
    assets, and other deferred yield items.............................              (2,719)         (5,275)
   Provision for loan losses...........................................               2,174           1,298
   Provisions for losses and net (gains) losses on sales of real
     estate owned......................................................                 (12)           (130)
   Net (gain) loss on sale of:
         Loans.........................................................                (391)           (643)
         Government & agency securities................................                (126)              -
         Mortgage backed securities....................................              (1,008)              -
         Office properties and equipment...............................                (394)             46
Change in operating assets and liabilities, net of acquisitions:
   Increase in accrued interest receivable.............................              (2,385)         (1,977)
   Increase in other assets............................................                (385)         (2,651)
   Increase in drafts payable..........................................               2,270           1,314
   Increase (decrease) in deferred income taxes........................                 936          (1,741)
   Increase in other liabilities.......................................               5,308           2,493
                                                                                   --------         -------
         Net cash provided by operating activities.....................              27,177          24,071
                                                                                   --------         -------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................            (358,670)       (450,854)
Principal payments received on mortgage-backed securities..............             148,065          96,123
Purchases of:
   Loans...............................................................             (29,020)        (29,809)
   Mortgage-backed securities..........................................            (323,446)         (6,947)
   Federal Home Loan Bank stock........................................             (16,567)         (3,422)
   Government & agency securities......................................             (59,755)              -
   Office properties and equipment.....................................              (9,252)         (9,202)
Proceeds from sales of:
   Loans...............................................................              26,559          35,907
   Federal Home Loan Bank stock........................................              10,626           8,695

   Government & agency securities......................................               4,922          24,667
   Repossessed assets acquired in settlement of loans..................                  74             160
   Office properties and equipment.....................................                 502               -
   Mortgage backed securities..........................................             177,606           8,246
Proceeds from maturities of investment securities......................                   -           5,050
Net cash received from acquisitions....................................                   -           6,577
Other..................................................................               1,088            (141)
                                                                                   --------         --------
         Net cash used for investing activities........................            (427,268)       (314,950)
                                                                                   ---------        --------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the sale of common stock and exercise of stock options,
net of issuance costs..................................................                 164             212
Cash dividends paid....................................................              (4,394)         (5,292)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................             280,666         232,810
   Certificates of deposit.............................................             (47,241)        132,781
   Advances from Federal Home Loan Bank................................             120,689        (136,599)
   Other borrowed funds................................................              (4,273)         44,596
   Advances by borrowers for taxes and insurance.......................              21,180          18,828
                                                                                   --------        --------
         Net cash provided by financing activities.....................             366,791         287,336
                                                                                   --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................             (33,300)         (3,543)
CASH AND CASH EQUIVALENTS, beginning of period.........................             109,887         149,409
                                                                                   --------        --------
CASH AND CASH EQUIVALENTS, end of period...............................            $ 76,587        $145,866
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

These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303 (b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2005 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

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

Stock Splits - During 2004, the Company declared a three for two common stock split in the form of a stock dividend paid on January 14, 2005 to stockholders of record on December 31, 2004. All share and per share data have been restated to give retroactive effect to this stock split.

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

Certain amounts in the financial statements have been reclassified to conform with the September 30, 2005 presentation.

2.   STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan which it accounts for using the intrinsic value method. During the nine months ended September 30, 2005 total stock options granted, exercised or expired/forfeited were 95,535, 87,506 and 4,695, respectively. Also during the same period 101,708 shares of common stock were issued through the vesting of restricted stock grants. The only stock-based compensation expense reflected in net income relates to restricted stock grants. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation using the Black-Scholes model.


                                                                                For the                          For the
                                                                           Three Months Ended              Nine Months Ended
                                                                             September 30,                    September 30,
                                                                          2004          2005               2004         2005
                                                                        ===================================================
                                                                             (In Thousands, except per share data)

Net Income, as reported.............................................     $ 6,182    $  8,259           $17,557       $23,722
    Add: Total stock-based employee compensation expense
included
      in reported net earnings, net of related tax effects..........         192         195               640           586
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects....................        (317)       (334)           (1,190)       (1,143)

Pro forma net income................................................     $ 6,057    $  8,120           $17,007       $23,165
                                                                         ========   =========          ========      ========

    Basic - as reported............................................         0.28        0.34              0.80          0.98
    Basic - pro forma..............................................         0.27        0.33              0.77          0.95

    Diluted - as reported..........................................         0.27        0.33              0.78          0.95
    Diluted - pro forma............................................         0.27        0.32              0.75          0.93


The weighted-average number of shares used to calculate basic and diluted earnings per share for the quarter ended September 30, 2004 was retroactively adjusted to reflect the three for two stock split declared in 2004 and paid in January 2005.

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

Components of net periodic benefit cost are as follows:

                                                                        For the                         For the
                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                     September 30,
                                                                 2004         2005                2004        2005
                                                              ========================        =========================
                                                                  (In Thousands)                   (In Thousands)
        Service cost.......................................    $  555       $  596             $1,667         $1,788
        Interest cost......................................       396          407              1,190          1,221
        Expected return on assets..........................      (389)        (375)            (1,169)        (1,156)
        Amortization of prior service cost.................         1           13                  4             38
        Amortization of actuarial loss.....................       206          243                617            730
                                                               ------       ------             ------         -------
        Net periodic pension expense.......................    $  769       $  884             $2,309          $2,621
                                                               ======       ======             ======         ========

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $3.6 million to its pension plan in 2005. During 2005, the actual amount contributed to the plan to date has amounted to $4.7 million and it is not expected that any additional contributions will be made during the year.


4.   LOANS RECEIVABLE
Loans receivable at December 31, 2004 and at September 30, 2005, consist of the following:

                                                                             December 31,       September 30,
                                                                                2004               2005
                                                                            ================================
                                                                                        (In Thousands)

One-to four- family, residential real estate mortgages...............         $1,023,448        $1,001,984
Commercial and multi-family real estate mortgages....................            831,165         1,043,737
Real estate construction-primarily residential.......................            308,044           360,579
Land loans-primarily residential.....................................             57,661            72,874
                                                                              ----------        ----------
Total first mortgage loans...........................................          2,220,318         2,479,174
Consumer loans.......................................................            231,333           285,750
Commercial business loans............................................            121,331           151,135
                                                                              ----------        ----------
Total loans..........................................................          2,572,982         2,916,059
Deduct:
     Unearned discounts, premiums and deferred loan fees, net of costs            (2,654)           (3,839)
     Allowance for loan losses.......................................            (13,628)          (15,655)
                                                                              ----------        ----------
Loans receivable-net.................................................         $2,556,700        $2,896,565
                                                                              ==========        ==========

During the quarter ended September 30, 2005, the Company sold $13.8 million in loans, which resulted in net gains of $170,000. During the quarter ended September 30, 2004, the Company sold $9.0 million in loans, which resulted in net gains of approximately $134,000.

At December 31, 2004 and September 30, 2005, the Bank had $1.3 million and $812,000 in loans held for sale or transfer, respectively. In addition to the $1.3 million in loans held for sale at December 31, 2004, the Company also had $224.8 million of one- to four- family mortgage loans held for securitization where the Bank retained the resulting mortgage-backed securities. The securitization was finalized in February 2005.

5.   ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 2004 and the three and the nine months ended September 30, 2004 and 2005, is as follows:

                                           For the Year               For the Three Months         For the Nine Months
                                              Ended                          Ended                        Ended
                                            December 31,                   September 30,              September 30,
                                               2004                      2004       2005            2004        2005
                                         ==================           ====================        ====================
                                            (In Thousands)                (In Thousands)              (In Thousands)

Balance at beginning of period......        $ 11,119                   $12,436   $15,519           $11,119    $13,628
Current provision...................           2,736                       783       304             2,174      1,298
Effect of acquisition...............               -                         -         -                 -        995
Charge-offs.........................            (252)                     (150)     (168)             (249)      (266)
Recoveries..........................              25                         -         -                25          -
                                            --------                   -------   -------           -------    -------
Ending balance......................        $ 13,628                   $13,069   $15,655           $13,069    $15,655
                                            ========                   =======   =======           =======    =======

An analysis of the recorded investment in impaired loans owned by the Bank at the end of each period and the related specific valuation allowance for those loans is as follows:

                                                                    December 31, 2004           September 30, 2005
                                                                =========================== ============================
                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance      Balance       Allowance
                                                                ------------- ------------- ------------- --------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $  1,650      $    487      $  3,993      $    849
Loans without related allowance for loan losses.............        8,172             -        16,663             -
                                                                 --------      --------      --------      --------
         Total..............................................     $  9,822      $    487      $ 20,656      $    849
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

                                                              Fair Value
                                                           ----------------
                                                             (In Thousands)
Assets:
   Cash and cash equivalents...........................      $    21,668
   Investment securities...............................           33,176
   Loans receivable-net................................           95,547
   Office properties and equipment.....................            4,057
   FHLB stock..........................................              568
   Goodwill............................................           12,205
   Core deposit intangibles............................            7,098
   Other assets........................................              891
                                                             ------------
      Total assets.....................................      $   175,210
                                                             ============
Liabilities:
   Deposits............................................      $   137,490
   Borrowings from the FHLB............................            6,513
   Deferred tax liabilities............................            2,459
   Other liabilities...................................              799
                                                             ------------
      Total liabilities................................          147,261
    Net assets acquired................................           27,949

       Total liabilities and net assets acquired.......      $   175,210
                                                             ============

The following pro forma consolidated financial information presents the combined results of operations of the Company and First Community Bancorp as if the acquisition had occurred as of the beginning of 2004 and 2005.

                                                                           For the                   For the
                                                                    Three Months Ended           Nine Months Ended
                                                                      September 30,                September 30,
                                                                   2004         2005             2004       2005
                                                                ====================================================
                                                                         (In Thousands, except per share data)

    Net interest income.....................................    $ 29,199     $ 33,672        $ 80,402     $ 98,058
    Provision for loan losses...............................         813          304           2,264        1,298
                                                                --------     --------        --------     --------
    Net interest income after provision for loan losses.....      28,386       33,368          78,138       96,760
    Total other income......................................       6,613        6,932          20,970       20,007
    Total operating expense.................................      24,428       26,989          69,042       78,170
                                                                --------     --------        --------     --------
    Income before provision for income taxes................      10,571       13,311          30,066       38,597
    Provision for income taxes..............................       4,112        5,052          11,738       14,680
                                                                --------     --------        --------     --------
    Net income..............................................    $  6,459      $ 8,259         $18,328     $ 23,917
                                                                ========     ========        ========     ========
Earnings per share:
     Basic..................................................    $   0.29      $  0.34         $  0.81     $   0.98
                                                                ========     ========        ========     ========
     Diluted................................................    $   0.28      $  0.33         $  0.79     $    095
                                                                ========     ========        ========     ========

7.   GOODWILL AND CORE DEPOSIT INTANGIBLES
The following summarizes the balances of goodwill and deposit intangibles at December 31, 2004 and September 30, 2005.

                                                                   December 31,    September 30,
                                                                       2004            2005
                                                                  =============================
                                                                           (In Thousands)
Goodwill:
   Bank Boynton............................................         $  1,767         $ 1,767
   Dunn & Noel insurance company...........................              404             404
   First Community Bancorp.................................                -          12,205
                                                                   ---------        --------
      Total goodwill.......................................            2,171          14,376
                                                                   ---------        --------
Deposit intangibles:
   Core deposit intangibles, amortized on a straight-line
     basis, over 9.3 years.................................                -           7,098
   Accumulated amortization................................                -            (380)
                                                                   ---------        --------
      Core deposit intangibles, net........................                -           6,718
                                                                   ---------        --------

Total goodwill and core deposit intangibles................         $  2,171         $21,094
                                                                   =========        ========

Amortization expense of core deposit intangibles was $190,000 for the three months and $380,000 for the nine months ended September 30, 2005, respectively. Amortization expense for the year ending December 31, 2005 is expected to be $570,000. Amortization expense is expected to be $760,000 for each of the four years thereafter.

8.   DEPOSITS
The weighted-average interest rates on deposits at December 31, 2004 and September 30, 2005 were 1.53% and 2.21%, respectively. Deposit accounts, by type at December 31, 2004 and September 30, 2005 consist of the following:

                                                                   December 31,    September 30,
                        Account Type and Rate                          2004           2005
                                                                  ===========================
                                                                           (In Thousands)
Non-interest-bearing checking accounts.....................      $   386,790      $   485,682
Interest-bearing checking and funds transfer accounts......          689,533          745,525
Passbook and statement accounts............................          770,124          812,870
Variable-rate money market accounts........................          335,573          488,005
Certificates of deposit....................................          632,650          785,669
                                                                 -----------      ------------

Total......................................................      $ 2,814,670      $ 3,317,751
                                                                 ===========      ============

9.   REGULATORY CAPITAL
The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                           ---------- ------------ -------------- ------------- ------------- --------------
                                             Ratio      Amount         Ratio         Amount        Ratio         Amount
                                           ---------- ------------ -------------- ------------- ------------- --------------
                                                                        (Dollars in Thousands)
As of December 31, 2004 Stockholders'
     Equity and ratio to total assets          8.3%     $286,594
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                     (1,546)
Goodwill.............................                     (2,930)
Disallowed servicing assets..........                       (213)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          8.1%     $281,905         1.5%       $  51,966
                                          ========      ========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          8.1%     $281,905         3.0%       $ 103,932        5.0%       $ 173,220
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         11.3%     $281,905         4.0%       $  99,862        6.0%       $ 149,793
                                          ========                    ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                     12,639
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.8%     $294,544         8.0%       $ 199,725       10.0%       $ 249,656
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                 $3,470,068

Adjusted total assets................                 $3,464,391
                                                      ==========

Risk-weighted assets.................                 $2,496,558

As of September 30, 2005
     Stockholders' Equity and ratio
      to total assets.................         8.1%     $320,434
                                           =======
Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      2,810
Goodwill.............................                    (21,417)
Disallowed servicing assets..........                       (380)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          7.7%     $301,447         1.5%       $  58,812
                                          ========      ========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.7%     $301,447         3.0%       $ 117,624        5.0%       $ 196,040
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.8%     $301,447         4.0%       $ 111,148        6.0%       $ 166,722
                                          ========       =======      ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                     14,804
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.4%     $316,251         8.0%       $ 222,296       10.0%       $ 277,870
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                 $3,938,059

Adjusted total assets................                 $3,920,794
                                                      ==========

Risk-weighted assets.................                 $2,778,702
                                                      ==========

10.   EARNINGS PER SHARE
The weighted-average number of shares used to calculate basic and diluted earning per share, including adjustments for stock options and unvested stock grants, for the three months ended September 30, 2004 and 2005, retroactively adjusted for the 2004 three for two stock split, is as follows:

                                                For the Three Months Ended           For the Three Months Ended
                                                    September 30, 2004                    September 30, 2005
                                        --------------------------------------------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                                       (Dollars In Thousands, except per share data)
Net income.................        $6,182,000                                  $8,259,000
                                   ==========                                  ==========
Basic EPS:
Income available to
     common stockholders...        $6,182,000       22,066,215     $ 0.28      $8,259,000    24,538,667    $  0.34
                                   ==========                      =======     ==========                  ========
Effect of diluted shares:
     Common stock options
       and grants                                     651,304                                  719,075
                                                  ------------                               ----------
Diluted EPS:
Income available to
     common stockholders...        $6,182,000       22,717,519     $ 0.27      $8,259,000    25,257,742    $  0.33
                                   ==========     ============     =======     ==========   ============   ========


The weighted-average number of shares used to calculate basic and diluted earning per share, including adjustments for stock options and unvested stock grants, for the nine months ended September 30, 2004 and 2005, retroactively adjusted for the 2004 three for two stock split, is as follows:

                                                For the Nine Months Ended             For the Nine Months Ended
                                                 September 30, 2004                    September 30, 2005

                                         --------------------------------------------------------------------------
                                         Income       Shares      Per-Share     Income        Shares     Per-Share
                                        Numerator   Denominator    Amount     Numerator    Denominator     Amount
                                                        (Dollars In Thousands, except per share data)

Net income.................            $17,557,000                             $23,722,000
                                       ===========                             ===========
Basic EPS:
Income available to
     common stockholders...            $17,557,000    21,994,416     $ 0.80    $23,722,000     24,273,719    $ 0.98
                                       ===========                   ======    ===========                   =======

Effect of diluted shares:
     Common stock options
      and grants..........                               640,549                                  636,288
                                                       ---------                                ---------
Diluted EPS:
Income available to
     common stockholders...           $17,557,000     22,634,965     $  0.78   $23,722,000     24,910,007    $ 0.95
                                      ===========    ===========     =======   ===========     ==========    =======

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
An analysis of the components of Accumulated Other Comprehensive Loss as of December 31, 2004 and September 30, 2005, is as follows:

                                                                   December 31, 2004        September 30, 2005
                                                                   ============================================
                                                                                  (In Thousands)
  Unrealized gain (loss) on assets available for sale,
  net of tax............................................             $  1,546                    $(2,809)
  Minimum pension liability, net of tax.................               (1,949)                    (1,949)
                                                                     ---------                   --------
  Ending balance........................................             $   (403)                   $(4,758)
                                                                     =========                   ========

An analysis of the related tax effects allocated to Other  Comprehensive  Income
(Loss) is as follows:

                                                  For the Three Months Ended             For the Three Months Ended
                                                      September 30, 2004                     September 30, 2005
                                              ------------------------------------    ---------------------------------
                                                                                                     Tax
                                             Before-tax Tax (Expense)  Net-of-Tax    Before-tax   (Expense)   Net-of-Tax
                                               Amount       Benefit      Amount        Amount      Benefit     Amount
                                              ========== ============== ========== == ========== =========== ==========
                                                                             (In Thousands)
Unrealized gain (loss) on assets available for sale:
 Holding gains (losses)
     arising during period................    $ 12,766     $(4,979)     $ 7,787       $(3,516)    $ 1,337    $(2,179)
Reclassification adjustment for (gains)
   losses realized in net income..........         (81)         32          (49)            -           -          -
                                              --------     --------     --------      --------     -------   --------
Other comprehensive income (loss).........    $ 12,685     $(4,947)     $ 7,738       $(3,516)    $ 1,337    $(2,179)
                                              =========   =========     ========      =======    ========   =========

                                                 For the Nine Months Ended            For the Nine Months Ended
                                                    September 30, 2004                   September 30, 2005
                                              --------------------------------     --------------------------------
                                              Before-tax    Tax     Net-of-Tax     Before-tax     Tax    Net-of-Tax
                                               Amount     Benefit    Amount         Amount     Benefit    Amount
                                              ========== ========== ========== === ========== ========== ==========
                                                                         (In Thousands)
Unrealized gain (loss) on assets available for sale:
 Holding gains (losses)
     arising during period..................   $ 4,922    $(1,920)   $ 3,002       $ (7,065)   $ 2,710    $(4,355)
Reclassification adjustment for (gains)
     losses realized in net income..........    (1,134)       442       (692)             -          -          -
                                               --------   --------   --------      ---------   --------   ---------
Other comprehensive
     income (loss)..........................   $ 3,788    $(1,478)   $ 2,310       $ (7,065)   $ 2,710    $(4,355)
                                              =========   =========  ========      =========   ========   =========

The Company's only change in Other Comprehensive Operations for the three and nine months ended September 30, 2005 and 2004 is the change in the unrealized gain or loss on securities available for sale.

At September 30, 2005, the Company held no material securities available for sale that were in a continuous unrealized loss position for twelve months or longer which the Bank did not have the ability or intent to hold.

12.   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                              For the Nine Months Ended
                                                             -----------------------------
                                                                    September 30,
                                                             -----------------------------
                                                                   2004          2005
                                                             =============== =============
                                                                    (In Thousands)
Mortgage-backed securities retained from the
    securitization of mortgage loans.......................    $    -           $202,595
                                                                ========        ========
Common stock  issued for acquisitions......................    $    -           $ 12,857
                                                               ========         ========

13.   CONTINGENCIES
The Company is subject to various claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, the disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

On July 1, 2003, Fidelity Federal Bank & Trust was sued as the sole defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, alleged that Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal's marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per class member. Kehoe has alleged that the class numbers over 560,000 individuals. On June 14, 2004, the Court granted Fidelity Federal's Motion for Summary Judgment and entered a Final Judgment in favor of Fidelity Federal against Kehoe ruling that there could be no statutory minimum damages award unless there were some actual damages. Kehoe pled no and had no actual damages. This issue was only one of several issues raised by Fidelity Federal. The Court did not rule on the other issues. Kehoe appealed that ruling to the 11th Circuit Court of Appeals and on August 26, 2005, the Circuit Court reversed the Trial Court's Order of Summary Judgment and remanded this case back to the Trial Court for further proceedings, stating that if there was a finding of damages that such damages could be no less than the statutory minimum per class member. Consequently, the potential damages that could be awarded would be the result of multiplying the statutory minimum of $2,500 per class member by the total class of defendants. However, the Circuit Court also stated that the Trial Court, "in its discretion, may fashion what it deems to be an appropriate award." The Circuit Court also stated that, "the use of the word `may' suggests that the award of any damages is permissive and discretionary." Fidelity Federal intends to petition the Supreme Court for a Writ of Certiorari to appeal the Circuit Court's ruling. In addition, Fidelity Federal intends to schedule a class certification hearing and at the hearing to assert a variety of theories opposing certification. Fidelity Federal in consultation with counsel, has concluded that the case should not be certified as a class action and that, even if it were, given the facts of this case, the damages would be minimal, at best. Therefore, Fidelity Federal intends to vigorously defend the case.

On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs' investments in various entities controlled and operated by Thomas Abrams, who was convicted of running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatories on the accounts and generally offer banking services to the Abrams entities. Plaintiffs make additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000. The Plaintiffs allege they lost in excess of $18.0 million investing with Abrams. The actual amount of losses incurred by the plaintiffs are as of yet undetermined. On May 20, 2005, the Court entered an Order granting in part Fidelity Federal's Motion to Dismiss the Second Amended Complaint. The Court struck all of Plaintiff's claims for non-economic damages (e.g., custodial damages), and dismissed the aiding and abetting breach of fiduciary duty claim, with leave to amend, based on each Plaintiff's failure to allege specific ultimate facts that the bank's alleged actions were the proximate cause of plaintiff's losses. A Third Amended Complaint has been filed which attempts to add a second claim against Fidelity Federal, alleging a violation of Florida's Fraudulent Transfer Statute. We intend to vigorously defend our position on the basis that we acted solely as a depository bank in the transactions and allegations of improper conduct by the bank are factually inaccurate.

On April 8, 2005, Fidelity Federal Bank & Trust was named as defendant in a lawsuit CORINTHIAN LLC vs. FIDELITY FEDERAL BANK & TRUST, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged damages for specific performance in connection with a contract for sale of bank property where the bank was forced to default Plaintiff for failure to perform. The Court has recently granted a partial Summary Judgment in favor of Fidelity's Co-defendant, and the Bank has moved for Summary Judgment in its favor. Regardless of the outcome, the Bank will suffer no material loss.

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

Hurricane Wilma.

On Monday, October 24, 2005, our service area was severely impacted by hurricane Wilma. We suffered significant damage to three of our 48 offices. We currently estimate the cost of these damages to be approximately $250,000. At November 4, 2005, 46 offices are fully operational. For security reasons, we have chosen not to reopen branch offices until power has been restored to the branch office. As power is restored, additional offices will be opening. Currently, customers are being directed to the nearest operational office.

Other Comprehensive Income (Loss).

The Company's only change in Other Comprehensive Operations for the three and nine months ended September 30, 2005 and 2004 is the change in the unrealized gain or loss on securities available for sale.

Other comprehensive loss for the nine months ended September 30, 2005 was $4.4 million compared to other comprehensive income of $2.3 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, due to rising market interest rates, the market value of the Company's assets available for sale decreased by $7.1 million which, net of income tax of $2.7 million, resulted in other comprehensive loss of $4.4 million. During the nine months ended September 30, 2004, the market value of the Company's assets available for sale increased by $3.8 million, which net of income tax of $1.5 million, resulted in other comprehensive income of $2.3 million.

Other comprehensive loss for the quarter ended September 30, 2005 was $2.2 million compared to other comprehensive income of $7.7 million for the quarter ended September 30, 2004. During the quarter ended September 30, 2005, due to rising market interest rates, the market value of the Company's assets available for sale decreased by $3.5 million which, net of income tax of $1.3 million, resulted in other comprehensive loss of $2.2 million. During the quarter ended September 30, 2004, the market value of the Company's assets available for sale increased by $12.7 million, which net of income tax of $5.0 million, resulted in other comprehensive income of $7.7 million.

Changes in Financial Condition.

Our assets increased by $469.4 million, from $3.5 billion at December 31, 2004 to $3.9 billion at September 30, 2005. The Company completed its acquisition of First Community on April 1, 2005, which added $175.2 million in assets. Securities held to maturity, consisting of mortgage-backed securities secured by one-to four- family mortgages from the Company's loan portfolio, increased by $166.7 million, net of repayments during the period. This securitization of residential mortgages was undertaken to improve the Bank's regulatory, risk-based capital ratios. Securities available for sale decreased by $66.4 million, as the Bank has been using the cash flow from these securities to fund loan production. The loan portfolio increased by $339.9 million, net. The components of this net increase were a decrease of $200.9 million from the securitization of loans, an increase in loans receivable of $95.5 million due to the acquisition of First Community and an increase of $445.3 million from loan production, net of loan repayments. Office property and equipment increased by $7.5 million, while all other assets increased by $21.7 million. Borrowings from the Federal Home Loan Bank decreased by $130.1 million. Funds were provided for asset growth and the decrease in borrowings from the Federal Home Loan Bank primarily from an increase in stockholders' equity of $28.3 million and an increase in deposits of $503.1 million, of which $137.5 million was attributable to the Company's acquisition of First Community. Shares of common stock with an approximate value of $12.9 million was issued in connection with the acquisition of First Community.

Results of Operations.

Net income for the nine months ended September 30, 2005 was $23.7 million, a $6.2 million increase compared to $17.6 million for the same 2004 period. This increase was attributable to an increase in net interest income of $20.2 million and a decrease in the provision for loan losses of $876,000, which was partially offset by a decrease in other income of $195,000, an increase in operating expenses of $11.5 million and an increase in the provision for income taxes of $3.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Net income for the quarter ended September 30, 2005 was $8.3 million, a $2.1 million increase compared to $6.2 million for the same 2004 quarter. This increase was attributable to an increase of $5.9 million in net interest income together with an increase in other income of $687,000. The increase in net interest income consisted of an increase in interest income of $11.0 million was partially offset by an increase in interest expense of $5.1 million. In addition, net income was affected by increases in operating expenses of $3.9 million, an increase in the provision for income taxes of $1.1 million and a decrease in the provision for loan losses of $479,000 for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004.

Interest Income.

Interest income for the nine months ended September 30, 2005, totaled $149.4 million, representing an increase of $29.2 million or 24.3% compared to $120.1 million for the same period in 2004. Interest income from loans increased by $19.7 million, primarily as a result of an 11.7% increase in the average balance of loans to $2.6 billion from $2.4 billion for the nine months ended September 30, 2005 and 2004, respectively along with an increase in the average yield on loans to 6.21% for the nine months ended September 30, 2005 from 5.83% for the same period in 2004. Interest income from mortgage-backed securities increased to $23.5 million for the nine months ended September 30, 2005 from $13.3 million for the 2004 period. This 76.6% increase was due to a 39.4% increase in the average balance of these securities of $184.6 million, together with the average yield on mortgage-backed securities for the nine months ended September 30, 2005 increasing to 4.79% from 3.78%. There was a decrease in interest income from investment securities of $1.1 million principally resulting from a decrease in the average balance of such securities to $67.0 million for the nine months ended September 30, 2005 from $153.1 million for the nine months ended September 30, 2004. The decrease in the average balance of investment securities was slightly offset by an increase in the average yield on these securities to 2.90% for the nine months ended September 30, 2005 from 2.19% for the same period in 2004. Interest income on other investments increased by $478,000 due mainly to an increase in the average yield on these investments to 3.10% from 1.54% slightly offset by a decrease in the average balance to $58.3 million from $75.8 million for the nine months ended September 30, 2005 and 2004, respectively.

Interest income for the quarter ended September 30, 2005, totaled $54.0 million, representing an increase of $11.0 million or 25.6% from $43.0 million for the same quarter in 2004. Interest income from loans increased by $8.1 million, primarily as a result of a 12.2% increase in the average balance of loans to $2.8 billion from $2.5 billion for the quarters ended September 30, 2005 and 2004, respectively along with an increase in the average yield on loans to 6.40% for the quarter ended September 30, 2005 from 5.88% for the same period ended
                                       19

September 30, 2004. Interest income from mortgage-backed securities increased to $8.0 million for the quarter ended September 30, 2005 from $5.0 million for the 2004 quarter. This 60.9% increase was attributable to the average balance of these securities increasing 31.7% to $657.1 million from $498.8 million and the average yield increasing to 4.85% from 3.97% There was a decrease in interest income from investment securities of $513,000 resulting from a decrease in the average balance of these securities to $61.6 million from $173.5 million, slightly offset by an increase in the average yield of these securities to 3.31% for the quarter ended September 30, 2005 from 2.36% for the quarter ended September 30, 2004. We have been using proceeds from the repayment of these securities to fund loan growth. Interest income on other investments increased by $350,000 due mainly to an increase in the average balance of these investments to $78.6 million from $36.5 million for the quarters ended September 30, 2005 and 2004, respectively.

Interest Expense.

Interest expense for the nine months ended September 30, 2005, totaled $52.9 million, an increase of $9.0 million, or 20.5%, from $43.9 million for the same period in 2004. The reason for this increase was an increase in interest expense on deposits of $13.0 million, partially offset by a decrease in interest expense of $4.0 million from Advances from the Federal Home Loan Bank and other borrowings. The average balance of deposits increased by 16.9% to $3.1 billion for the nine months ended September 30, 2005 compared to $2.6 billion for the nine months ended September 30, 2004, and the average cost of those deposits increased to 1.82% compared to 1.47% for the comparative period. Of the $443.1 million increase in average deposits, $137.5 million resulted from the acquisition of First Community Bancorp on April 1, 2005. The decrease in interest expense on borrowings is caused primarily by a decrease in the average balance of borrowings to $298.9 million from $404.4 million along with a slight decrease in the average cost of borrowed funds to 4.91% for the nine months ended September 30, 2005 from 4.94% for the comparable 2004 period. The Company has reduced its borrowings from the Federal Home Loan Bank by $264.5 million since September 30, 2004.

Interest expense for the quarter ended September 30, 2005, totaled $20.3 million, an increase of $5.1 million, or 33.2%, from $15.2 million for the same quarter in 2004. The reason for this increase was an increase in interest expense on deposits of $7.3 million offset by a decrease in interest expense from borrowings of $2.3 million. The average balance of deposits increased by $586.4 million, or 21.8% to $3.3 billion for the quarter ended September 30, 2005 compared to $2.7 billion for the quarter ended September 30, 2004 and the average cost of those deposits also increased to 2.11% compared to 1.48% for the comparative quarter. The decrease in interest expense on borrowings was caused by a decrease in the average balance of these borrowings to $257.1 million from $460.1 million, offset by a slight increase in the average cost of borrowed funds to 4.74% for the quarter ended September 30, 2005 from 4.61% for the comparable 2004 quarter. As mentioned above, the Company has reduced its borrowings from the Federal Home Loan Bank.

Net Interest Income.

During the nine months ended September 30, 2005, the Company's interest income increased by $29.2 million compared to the same period in 2004, while interest expense increased by $9.0 million, resulting in net interest income of $96.5 million for the nine months ended September 30, 2005, a $20.2 million or 26.5% increase from the nine months ended September 30, 2004. This improvement was attributable to an improvement in our net interest margin to 3.76% for the nine months ended September 30, 2005 compared to 3.32% for the same period in 2004 and an increase in interest earning assets. During the quarter ended September 30, 2005, the Company's interest income increased by $11.0 million compared to the same quarter in 2004, while interest expense increased by $5.1 million, resulting in net interest income of $33.7 million for the quarter ended
September 30, 2005, a $5.9 million or, 21.4% increase from the quarter ended September 30, 2004. As indicated above, this improvement is due to an improvement in our net interest margin and an increase in interest earning assets.

Provision for Loan Losses.

The provision for loan losses was $1.3 million for the nine months ended September 30, 2005, compared to $2.2 million for the nine months ended September 30, 2004. The provision for the nine months ended September 30, 2005 is deemed adequate by management, considering the risks known and inherent in the Bank's loan portfolio. The decrease in the loan loss provision reflects the decrease in our ratio of non-performing assets to total assets to 0.10% at September 30, 2005, compared to 0.19% at September 30, 2004.

The provision for loan losses was $304,000 for the quarter ended September 30, 2005, compared to $783,000 for the quarter ended September 30, 2004. The provision for the quarter ended September 30, 2005 is deemed adequate by management, reflecting the risks inherent in the Bank's loan portfolio. As indicated above, the decrease in our loan loss provision reflects the decrease in our ratio of non performing assets to total assets.

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

Other Income.

Other income for the nine months ended September 30, 2005 was $19.7 million compared to $19.9 million for the same period in 2004. Fees for other banking services, which includes insurance premium sales, increased by $872,000 to $9.4 million from $8.5 million. Gains from the sale of loans also increased by $252,000 to $643,000 from $391,000. Offsetting these increases was a decrease in net gain on sale of investments of $1.1 million. During the nine months ended September 30, 2004 the Company sold investments resulting in a gain of $1.1 million. There were no such sales of investments during the nine months ended September 30, 2005.

Other income for the quarter ended September 30, 2005 was $6.9 million, representing an increase of $687,000 compared to the same quarter in 2004. The increase is attributable to an increase in service charges on deposit accounts of $232,000 along with an increase in fees for other banking services, which include insurance sales, of $420,000. Offsetting these increases was a $45,000 decrease in gain on the sale of loans and securities.

Operating Expense.

Operating expense increased by $11.5 million to $76.6 million for the nine months ended September 30, 2005 when compared to the same nine month period in 2004. As a result of our acquisition of First Community Bancorp on April 1, 2005, we are now operating five more offices. Of this increase, $5.7 million is attributable to employee compensation and benefits expense. The increase in compensation costs are principally due to additional personnel to staff new and acquired offices, compensation for expansion of the Company's lending and other income production activities, increased incentive compensation due to increased profitability, increased commissions on insurance sales, together with normal salary increases. At September 30, 2005, the Company employed 872 full time equivalent employees, compared to 760 at September 30, 2004. The increase of $2.9 million in occupancy and equipment costs reflects the Company's continued expansion of offices and investment in technology to better serve our customers. Marketing costs increased by $599,000 due in large part to costs associated with our acquisition of First Community Bancorp. Miscellaneous operating costs increased by $2.2 million and included an increase in consulting costs, auditing costs and regulatory examination costs of $484,000 due mainly to Sarbanes Oxley compliance. We also experienced an increase in legal costs of $459,000, and increases in postage costs of $163,000. Also included in miscellaneous operating costs for 2005 is the increase in amortization of core deposit intangibles of $380,000 which is also a result of our acquisition of First Community Bancorp.

Compared to the quarter ending September 30, 2004, operating expense for the quarter ending September 30, 2005 increased by $3.9 million to $27.0 million. As mentioned above, we are now operating an additional five branch offices as a result of our acquisition of First Community Bancorp on April 1, 2005. Of this increase, $2.0 million is attributable to employee compensation and benefits. Increases in employee compensation and benefits expense were primarily attributable to an increase in incentive compensation as a result of increased profitability, additional personnel to serve deposit and loan customers, additional personnel as a result of the acquisition, as well as production of increased fee based income, together with normal salary increases. Occupancy and equipment costs increased by $1.1 million which reflects our continued growth in customer service facilities and technology equipment. Miscellaneous operating costs also increased by $620,000 to $5.6 million for the quarter ended September 30, 2005 compared to the same quarter in 2004 and included increases in legal costs of $261,000 and an increase in amortization of core deposit intangibles of $190,000 as a result of our acquisition of First Community Bancorp.

Income Taxes.

The income tax provision was $14.6 million for the nine months ended September 30, 2005 compared to $11.3 million for the nine months ended September 30, 2004. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income.

The income tax provision was $5.1 million for the quarter ended September 30, 2005 compared to $3.9 million for the quarter ended September 30, 2004. The provision reflects the current rates paid for Federal and State income taxes applied to the Company's pre-tax income.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 5.83% during the month of September 2005. Liquidity ratios averaged 6.36% for the quarter ended September 30, 2005. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $21.0 million at September 30, 2005. Other assets qualifying for liquidity at September 30, 2005, including unpledged mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, were $176.1 million. For additional information about cash flows from the Company's operating, financing and investing activities, see the Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2005, the Bank had $120.8 million in advances from the FHLB. At September 30, 2005, the Bank had commitments outstanding to originate or purchase loans of $317.0 million. This amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year at September 30, 2005 totaled $614.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Contractual Obligations and Commercial Commitments

Our long-term debt, which in the aggregate totals $174.4 million, consists of obligations to the FHLB totaling $120.8 million and $53.6 million in obligations resulting from the issuance of trust preferred securities from Fidelity Capital Trust II in December 2003 as well as Fidelity Capital Trust III in October 2004. The obligations arising from the issuance of trust preferred securities, presented as Junior Subordinated Debentures in our balance sheet at September 30, 2005 are due in the amount of $22.7 million in January 2034 and $30.9 million in November 2034. In addition, we have leasehold obligations for the next 49 years totaling $26.6 million.

The tables below summarize the Company's contractual obligations, commercial and other commitments at September 30, 2005.

                                                                  Payments Due by Period
                                          -------------------------------------------------------------------------
                                                        Less Than                                         After 5
                                          Total          1 year         1-3 Years        3-5 Years         Years
                                          -----         --------        ---------        ---------        --------
                                                                       (In Thousands)
Time Deposits......................     $  785,710       $ 614,340       $ 162,621       $ 8,749          $     -
Long-term Debt(1)..................        174,277          43,582          73,831         3,059           53,805
Operating Lease Obligations........         26,640           2,373           4,753         3,758           15,756
Pension Obligations................         14,324           4,776           9,548             -                -
                                        ----------      ----------      ----------      ---------       ---------
Total Contractual Cash Obligations..    $1,000,951       $ 665,071       $ 250,753       $15,566          $69,561
                                        ==========      ==========      ==========      =========       =========

(1) Includes advances from the Federal Home Loan Bank and Junior Subordinated Debentures.

Commercial and Other Commitments
--------------------------------

                                                        Amount of Commitment Expirations per Period
                                         --------------------------------------------------------------------------
                                                         Less Than                                         After 5
                                          Total          1 year         1-3 Years        3-5 Years          Years
                                         -------        ---------       ----------       ----------       ---------
                                                                      (In Thousands)
Lines of Credit....................      $261,591        $  5,941        $ 12,070         $ 14,503         $229,077
Standby Letters of Credit..........        16,213          15,037             510               18              648
Other Commercial Commitments.......       165,922         165,922               -                -               -
Other Commitments..................       134,943         134,943               -                -               -
                                       ----------       ---------        ---------        ---------        ---------
Total Contractual Cash Obligations..     $578,669        $321,843        $ 12,580         $ 14,521         $229,725
                                       ==========       =========        =========        =========        =========

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

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of September 30, 2005, the Company does not own any trading assets other than $1.4 million of assets held in trust by the Senior Management Performance Incentive Award Program, a deferred compensation plan, which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At September 30, 2005, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company's cumulative one-year interest rate sensitivity gap at September 30, 2005 was a positive 24.81%.

                                                                       Time to Maturity
                                           --------------------------------------------------------------------------
                                                                            More Than      More Than
                                                                            One Year to   Three Years
                                             Within Three   Four to Twelve    Three        to Five      Over Five
                                               Months          Months         Years         Years         Years
                                             ------------   ------------    ----------    ----------    ---------
                                                                   (Dollars in Thousands)
Interest-earning assets (1):
   Residential mortgage loans: (2)
     Fixed rate........................      $  27,877       $ 76,403       $ 158,986      $ 107,748    $  202,409
     Adjustable rate...................        129,480        267,173         193,710        278,485             -
   Commercial mortgage loans: (2)
     Fixed rate........................         13,132         25,673          42,752         25,638        40,182
     Adjustable rate...................        324,240        548,362          18,525            947             -
   Other loans (2)
         Fixed rate....................         27,488         35,298          41,288         17,813         6,895
     Adjustable rate...................        300,141          9,377              -              -             -
   Mortgage-backed securities
     Fixed rate........................         29,222         79,720         163,739        110,242       178,483
     Adjustable rate...................         77,213              -              -              -             -
    Municipal bonds and government and
      agency securities - fixed rate..           5,125         25,083             235         30,197            -

Other interest earning assets - adjustable      49,792              -              -              -             -
                                              ---------   -----------      ----------      ----------     ---------
                  Total                       $983,710     $1,067,089       $ 619,235      $ 571,070      $427,969
                                              =========   ===========      ==========      ==========     =========
Interest-bearing liabilities
   Deposits: (3)
     Checking and funds transfer accounts     $ 25,925     $  77,774       $ 102,275       $  76,943      $931,158
     Passbook accounts.................         23,248        69,744         139,367          98,471       482,041
     Money market accounts.............         19,150        57,451          80,996          50,953       304,179
     Certificate accounts (4)..........        147,417       466,992         162,552           8,749             -
   Borrowings: (4).....................        170,900        14,811          74,144           3,507             -
                                              ---------    ---------       ---------       ---------     ----------
                Total                         $386,640      $686,772       $ 559,334       $ 238,623     1,717,378
                                              =========    =========       =========       =========     ==========

Excess (deficiency) of interest-earning
assets over interest-bearing
    liabilities.........................      $597,070      $380,317       $  59,901       $ 332,447   $(1,289,409)
                                              =========     =========      =========       ==========  ===========
Cumulative excess of interest-earning
assets over interest-bearing
    liabilities........................       $597,070      $977,387      $1,037,288      $1,369,735    $   80,326
                                              =========     =========     ==========      ===========   ==========

Cumulative excess of interest-earning assets
over interest-bearing liabilities as a
percent of total assets.................         15.15%        24.81%         26.33%          34.77%         2.04%
                                               =========     =========     =========      ===========   ==========

(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a 15% prepayment rate.
(2) Balances are shown net of loans in process and are not adjusted for premiums, discounts, reserves and unearned fees.
(3) All of the Company's non-certificate deposits are generally subject to immediate withdrawal. However, in preparation of this table the Company has used national decay rates calculated by a leading Bank consulting firm. These national decay rates consider a significant portion of these accounts to be core deposits having longer effective maturities based on the firm's calculations of national average deposit runoff. These decay rates may be different than the actual decay rates experienced by the Company.
(4) Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.
                                       27

Item 4.       Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

          On July 1, 2003, Fidelity Federal Bank & Trust was sued as the sole defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, alleged that Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal's marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per class member. Kehoe has alleged that the class numbers over 560,000 individuals. On June 14, 2004, the Court granted Fidelity Federal's Motion for Summary Judgment and entered a Final Judgment in favor of Fidelity Federal against Kehoe ruling that there could be no statutory minimum damages award unless there were some actual damages. Kehoe pled no and had no actual damages. This issue was only one of several issues raised by Fidelity Federal. The Court did not rule on the other issues. Kehoe appealed that ruling to the 11th Circuit Court of Appeals and on August 26, 2005, the Circuit Court reversed the Trial Court's Order of Summary Judgment and remanded this case back to the Trial Court for further proceedings, stating that if there was a finding of damages that such damages could be no less than the statutory minimum per class member. Consequently, the potential damages that could be awarded would be the result of multiplying the statutory minimum of $2,500 per class member by the total class of defendants. However, the Circuit Court also stated that the Trial Court, "in its discretion, may fashion what it deems to be an appropriate award." The Circuit Court also stated that, "the use of the word `may' suggests that the award of any damages is permissive and discretionary." Fidelity Federal intends to petition the Supreme Court for a Writ of Certiorari to appeal the Circuit Court's ruling. In addition, Fidelity Federal intends to schedule a class certification hearing and at the hearing to assert a variety of theories opposing certification. Fidelity Federal in consultation with counsel, has concluded that the case should not be certified as a class action and that, even if it were, given the facts of this case, the damages would be minimal, at best. Therefore, Fidelity Federal intends to vigorously defend the case.

          On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs' investments in various entities controlled and operated by Thomas Abrams, who was convicted of running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are
                                       29
          based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatories on the accounts and generally offer banking services to the Abrams entities. Plaintiffs make additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000. The Plaintiffs allege they lost in excess of $18.0 million investing with Abrams. The actual amount of losses incurred by the plaintiffs are as of yet undetermined. On May 20, 2005, the Court entered an Order granting in part Fidelity Federal's Motion to Dismiss the Second Amended Complaint. The Court struck all of Plaintiff's claims for non-economic damages (e.g., custodial damages), and dismissed the aiding and abetting breach of fiduciary duty claim, with leave to amend, based on each Plaintiff's failure to allege specific ultimate facts that the bank's alleged actions were the proximate cause of plaintiff's losses. A Third Amended Complaint has been filed which attempts to add a second claim against Fidelity Federal, alleging a violation of Florida's Fraudulent Transfer Statute. We intend to vigorously defend our position on the basis that we acted solely as a depository bank in the transactions and allegations of improper conduct by the bank are factually inaccurate.

          On April 8, 2005, Fidelity Federal Bank & Trust was named as defendant in a lawsuit CORINTHIAN LLC vs. FIDELITY FEDERAL BANK & TRUST , filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged damages for specific performance in connection with a contract for sale of bank property where the bank was forced to default Plaintiff for failure to perform. The Court has recently granted a partial Summary Judgment in favor of Fidelity's Co-defendant, and the Bank has moved for Summary Judgment in its favor. Regardless of the outcome, the Bank will suffer no material loss.

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


November 7, 2005                      /S/ Vince A. Elhilow
-----------------                     ------------------------------------------
Date                                      Vince A. Elhilow
                                          President and Chief Executive Officer
                                       32

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



November 7, 2005                       /S/ Richard D. Aldred
-----------------                       ---------------------------------------
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


November 7, 2005                   /S/ Vince A. Elhilow
----------------                   ------------------------------------------
Date                                   President and Chief Executive Officer



November 7, 2005                   /S/ Richard D. Aldred
----------------                   ------------------------------------------
Date                                   Executive Vice President, Chief Financial
                                       Officer and Treasurer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                                   FIDELITY BANKSHARES, INC.






Date:  November 7, 2005            By: /S/ Vince A. Elhilow
                                           -------------------------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer





Date:  November 7, 2005            By: /S/ Richard D. Aldred
                                       ----------------------------------------
                                           Richard D. Aldred
                                           Executive Vice President
                                           Chief Financial Officer