Form 10-Q
period 2006-03-31
FIDELITY BANKSHARES INC
filed 2006-05-09
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________to___________________

         Commission File Number   0-29040
                                  ---------
                            Fidelity Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        65-1101656
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

205 Datura Street, West Palm Beach, Florida                          33401
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (561) 803-9900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-Accelerated Filer [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: There were 25,174,191 shares of the Registrant's common stock par value $.10 per share outstanding as of April 30, 2006.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements.............................................1

              Unaudited Condensed Consolidated Statements of Financial
               Condition as of December 31, 2005 and March 31, 2006............2

              Unaudited Condensed Consolidated Statements of Operations
               for the three months ended March 31, 2005 and 2006..............3

              Unaudited Condensed Consolidated Statements of Comprehensive
               Operations for the three months ended March 31, 2005 and 2006...4

              Unaudited Condensed Consolidated Statements of Cash Flows for
               the three months ended March 31, 2005 and 2006..................5

              Notes to Unaudited Condensed Consolidated Financial Statements...6

   Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................16

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk.......22

   Item 4.    Controls and Procedures.........................................25

PART II.      OTHER INFORMATION...............................................26

   Item 1.    Legal Proceedings...............................................26

   Item 1A.   Risk Factors....................................................27

   Item 2.    Changes in Securities and Stock Repurchases.....................27

   Item 3.    Default Upon Senior Securities..................................27

   Item 4.    Submission of Matters to a Vote of Security Holders.............27

   Item 5.    Other Information...............................................27

   Item 6.    Exhibits........................................................27

EXHIBITS

              Section 302 Certification.......................................27

              Section 906 Certification.......................................27

PART I.       FINANCIAL INFORMATION
              Item 1.    Financial Statements

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                               December 31,          March 31,
                                                                                                    2005                2006
                                                                                             ================ ===================
ASSETS                                                                                        (In thousands, except share data)
CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions..............................          $   150,657          $   101,545
     Interest-earning deposits......................................................               39,283              104,590
                                                                                              -----------          -----------
         Total cash and cash equivalents............................................              189,940              206,135
                                                                                              -----------          -----------
SECURITIES AVAILABLE FOR SALE.......................................................              410,473              380,489
SECURITIES HELD TO MATURITY ( fair value - $241,463 and $235,532
 at December 31, 2005 and March 31, 2006, respectively).............................              242,497              237,445

LOANS RECEIVABLE, net of allowance for loan losses - $16,171 and $16,521 at
  December 31, 2005 and March 31, 2006, respectively................................            3,036,710            3,202,425
OFFICE PROPERTIES AND EQUIPMENT, net................................................               91,164               92,389
FEDERAL HOME LOAN BANK STOCK, at cost...............................................               11,398               11,959
FORECLOSED ASSETS, net..............................................................                1,793                    -
ACCRUED INTEREST RECEIVABLE.........................................................               16,273               16,782
DEFERRED INCOME TAX ASSET...........................................................               11,933               12,960
GOODWILL  ..........................................................................               14,256               14,256
CORE DEPOSIT INTANGIBLES............................................................                6,528                6,337
OTHER ASSETS                                                                                       49,646               58,914
                                                                                              -----------          -----------
TOTAL ASSETS                                                                                  $ 4,082,611          $ 4,240,091
                                                                                              ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
     Non-interest bearing...........................................................          $   485,425          $   534,522
     Interest bearing...............................................................            3,055,449            3,132,974
                                                                                              -----------          -----------
         Total deposits.............................................................            3,540,874            3,667,496
OTHER BORROWED FUNDS................................................................               54,113               77,094
ADVANCES FROM FEDERAL HOME LOAN BANK................................................               92,364               83,878
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.......................................                1,461               10,500
JUNIOR SUBORDINATED DEBENTURES......................................................               53,608               53,608
OTHER LIABILITIES...................................................................               55,423               55,966
                                                                                              -----------           ----------
     TOTAL LIABILITIES..............................................................            3,797,843            3,948,542
                                                                                              -----------           ----------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued...........................                    -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     outstanding 25,114,716 at December 31, 2005 and 25,171,641 at
         March 31, 2006.............................................................                2,511                2,517
ADDITIONAL PAID IN CAPITAL..........................................................              167,197              168,264
RETAINED EARNINGS - substantially restricted........................................              129,842              135,745
TREASURY STOCK - at cost, 416,799 shares at December 31, 2005 and
     402,434 shares at March 31, 2006...............................................               (1,794)              (1,746)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan..................................................               (3,561)              (3,474)
     Recognition and retention plan.................................................               (1,785)              (1,470)
ACCUMULATED OTHER COMPREHENSIVE LOSS................................................               (7,642)              (8,287)
                                                                                              ------------          -----------
     TOTAL STOCKHOLDERS' EQUITY.....................................................               284,768             291,549
                                                                                              ------------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................          $  4,082,611          $ 4,240,091
                                                                                              ============          ===========
See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                            For the
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     2005             2006
                                                                              ====================================
                                                                              (In thousands, except per share data)
Interest income:
     Loans.............................................................              $ 37,342        $ 52,238
     Securities........................................................                 7,579           7,739
     Other investments.................................................                   403           1,688
                                                                                     --------        --------
         Total interest income.........................................                45,324          61,665
                                                                                     --------        --------
Interest expense:
     Deposits..........................................................                10,818          24,855
     Federal Home Loan Bank advances and other borrowings..............                 4,433           2,583
                                                                                     --------        --------
         Total interest expense........................................                15,251          27,438
                                                                                     --------        --------

Net interest income....................................................                30,073          34,227
Provision for loan losses..............................................                   572             440
                                                                                     --------        --------
Net interest income after provision for loan losses....................                29,501          33,787
                                                                                     --------        --------
Other income:
     Service charges on deposit accounts...............................                 2,501           3,017
     Fees for other banking services...................................                 2,233           2,286
     Net gain on sale of loans.........................................                   352             115
     Miscellaneous.....................................................                   387             414
                                                                                     --------        --------
         Total other income............................................                 5,473           5,832
                                                                                     --------        --------
Operating expense:
     Employee compensation and benefits................................                13,608          15,497
     Occupancy and equipment...........................................                 3,350           3,772
     Data processing...................................................                 1,438           1,839
     Marketing.........................................................                   786             801
     Miscellaneous.....................................................                 4,754           4,951
                                                                                     --------        --------
         Total operating expense.......................................                23,936          26,860
                                                                                     --------        --------
Income before provision for income taxes...............................                11,038          12,759
Provision for income taxes.............................................                 4,222           4,883
                                                                                     --------        --------
              Net income...............................................              $  6,816        $  7,876
                                                                                     ========        ========

Earnings per share:
     Basic.............................................................              $   0.29        $   0.32
                                                                                     ========        ========
     Diluted...........................................................              $   0.28        $   0.31
                                                                                     ========        ========

Dividends declared per share...........................................              $   0.08        $   0.08
                                                                                     ========        ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                                        For the
                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                  2005            2006
                                                                               =========================
                                                                                    (In thousands)


Net Income..................................................................    $   6,816       $  7,876
Other comprehensive loss, net of tax:
     Unrealized losses on assets available for sale.........................       (4,784)          (645)
                                                                                ---------       --------

Comprehensive income........................................................    $   2,032       $  7,231
                                                                                =========       ========


See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                      2005            2006
                                                                                   ==========================
                                                                                         (In thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $  6,816        $  7,876
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................               1,523           2,234
   Amortization of core deposit intangibles............................                   -             190
   ESOP compensation expense...........................................                 299             439
      Stock-based compensation expense.................................                 315             315
   Accretion of discounts, amortization of premiums and intangible
    assets, and other deferred yield items.............................              (1,409)         (1,354)
   Provision for loan losses...........................................                 572             440
   Provisions for losses and net (gains) losses on sales of real estate                   2            (368)
     owned
   Net (gain) loss on sale of:
         Loans.........................................................                (352)           (115)
         Office properties and equipment...............................                  10               5
Change in operating assets and liabilities, net of acquisitions:
   Increase in accrued interest receivable.............................              (1,105)           (508)
   Decrease (increase) in other assets.................................               1,549          (9,423)
   Increase in drafts payable..........................................                 185           2,893
   Decrease in deferred income taxes...................................                (503)           (589)
   Increase (decrease) in other liabilities............................               4,097          (2,341)
                                                                                   --------         --------
         Net cash provided by (used for) operating activities..........              11,999            (306)
                                                                                   --------         --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................             (93,392)       (175,348)
Principal payments received on:
      Securities available for sale....................................              19,553          15,648
      Securities held to maturity......................................               4,333           9,568
Purchases of:
   Loans...............................................................             (11,683)              -
      Securities available for sale....................................              (2,332)         (1,565)
   Securities held to maturity.........................................                   -          (4,388)
   Federal Home Loan Bank stock........................................              (1,688)           (920)
   Office properties and equipment.....................................              (3,497)         (3,489)
Proceeds from sales of:
   Loans...............................................................              10,327          10,467
   Federal Home Loan Bank stock........................................               2,119             359
   Repossessed assets acquired in settlement of loans..................                   -           2,300
Proceeds from maturities securities available for sale.................                   -          15,000
Other..................................................................                 158             (92)
                                                                                   --------        ---------
         Net cash used for investing activities........................             (76,102)       (132,460)
                                                                                   ---------       ---------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the exercise of stock options............................                  31             769
Cash dividends paid....................................................              (1,912)         (1,964)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................              88,996         207,654
   Certificates of deposit.............................................             (36,097)        (81,032)
   Advances from Federal Home Loan Bank................................             (28,395)         (8,486)
   Other borrowed funds................................................               3,721          22,981
   Advances by borrowers for taxes and insurance.......................               5,544           9,039
                                                                                   ---------       ---------
         Net cash provided by financing activities.....................              31,888         148,961
                                                                                   ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................             (32,215)         16,195
CASH AND CASH EQUIVALENTS, beginning of period.........................             149,409         189,940
                                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS, end of period...............................            $117,194        $206,135
                                                                                   =========       =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accounting and reporting policies of Fidelity Bankshares, Inc. (the "Company") and its subsidiary Fidelity Federal Bank & Trust (the "Bank") conform with accounting principles generally accepted in the United States of America and with predominant practices within the banking and thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2005 Annual Report on Form 10-K.

These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303 (b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2006 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain amounts in the financial statements have been reclassified to conform with the March 31, 2006 presentation. The presentation of the income statement for March 31, 2005 has been reclassified to eliminate certain intercompany income and expense items between the Bank and it's wholly-owned subsidiary, Fidelity Realty Appraisal Services, Inc., to conform with the March 31, 2006 presentation. Elimination of such intercompany income and expense for the three months ending March 31, 2005 and 2006 is as follows:

                                                     For the Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                       2005             2006
                                                    ============================
                                                           (In thousands)

Fees for other banking services                      $ (662)          $ (603)
                                                     -------          -------
    Total Other Income                                 (662)            (603)
                                                     -------          -------

Employee compensation and benefits                     (342)            (368)
Miscellaneous operating expenses                       (320)            (235)
                                                     -------          -------
     Total operating expense                           (662)            (603)
                                                     -------          -------

Effect on net income                                 $    -           $     -
                                                     =======          =======

2.   STOCK PLANS AND STOCK-BASED COMPENSATION

The Company has two stock plans which include the 2002 Incentive Stock Benefit Plan ("Option Plan") and the 2002 Recognition and Retention Plan ("RR Plan").

Under the Option Plan, the Company has reserved 1,304,391 shares of common stock, of which all but 3,175 options have been granted. All stock options have an exercise price that is equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. On December 29, 2005 the Benefits Committee of the Board of Directors of the Company approved the accelerated vesting and exercisability of all unvested and unexercisable stock options granted as part of the Plan held by directors, officers or employees on December 30, 2005. As a result, all previously unvested options became fully vested on December 30, 2005.

Under the RR Plan, the Company reserved and granted 521,757 shares of common stock to key employees and outside directors to encourage such individuals to remain with the Bank. These granted shares vest and are allocated to the affected employees and directors ratably over five years, subject to various conditions requiring their acceleration. All awards have a grant price that is equal to the fair market value of the Company's stock on the date that the awards were granted.

The following is a summary of stock-based award activity during the three months ended March 31, 2006:

                                                                         Weighted-Average     Aggregate
                                            Number of   Weighted-Average    Remaining      Intrinsic Value
                                              Shares    Exercise Price   Contractual Life  (In Thousands)
                                            -------------------------------------------------------------
       Outstanding as of December 31, 2005   1,188,877          $ 15.19
       Granted                                       -                -
       Exercised                                56,925            13.51
       Forfeited                                     -                -
                                             ---------          -------
       Outstanding as of March 31, 2006      1,131,952          $ 15.28           6.2             $ 20,771
                                             =========          =======         =====             ========
       Exercisable as of March 31, 2006      1,131,952          $ 15.28           6.2             $ 20,771
                                             =========          =======         =====             ========


                                                              Weighted-
                                              Number of        Average          Weighted-Average
                                             Restricted     Grant-Date Fair        Remaining
                                               Shares           Value           Contractual Life
                                            ---------------------------------------------------
       Unvested as of December 31, 2005        186,570          $ 13.51
       Awarded                                       -                -
       Released                                      -                -
       Forfeited                                     -                -
                                            ----------          -------
       Unvested as of March 31, 2006           186,570          $ 13.51                0.6
                                            ==========          =======              =====

The aggregate intrinsic value for stock options and restricted stock in the preceding tables represents the total pre-tax intrinsic value, based on the Company's closing stock price of $33.63 as of March 31, 2006. These amounts represent the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. During the three months ended March 31, 2006, the total intrinsic value of stock options exercised was $1.1 million. For these options exercised,
                                       7

the Company received cash of $769,000 and realized a tax benefit from the exercise of stock option of $364,000. The Company has a policy of issuing new shares to satisfy share option exercises.

Additional information regarding options outstanding and exercisable as of March 31, 2006, is as follows:

                                                                     Weighted-Average
                                                                         Remaining        Weighted-Average
  Range of exercise prices                       Number of Shares     Contractual Life      Exercise Price
----------------------------------------------------------------------------------------------------------
 $13.51                                             971,817                  6.2            $   13.51
  16.93                                               5,760                  6.2                16.93
  22.38                                              13,292                  6.2                22.38
  23.13                                              11,388                  6.2                23.13
  24.71                                               6,000                  6.2                24.71
  24.75                                              10,917                  6.2                24.75
  24.90                                               8,030                  6.2                24.90
  25.12                                              27,868                  6.2                25.12
  25.30                                               3,951                  6.2                25.30
  25.59                                               7,815                  6.2                25.59
  27.67                                              50,250                  6.2                25.67
  33.33                                              14,864                  5.5                33.33
                                                  ---------                ------           ----------
                                                  1,131,952                  6.2            $   15.28
                                                  =========                ======           ==========

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)"), which amended SFAS No. 123. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service, which is generally the vesting period. Prior to January 1, 2006, the Company accounted for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25. APB Opinion No. 25 recognizes compensation expense based on the intrinsic value of the equity instrument awarded. Prior to January 1, 2006, no stock-based compensation cost for stock option grants was reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

SFAS No. 123(R) requires a modified prospective application and the Company has applied the statement to new awards and to awards modified, repurchased, or cancelled beginning January 1, 2006. At December 31, 2005 there were no unvested stock options outstanding. For the three months ended March 31, 2006, approximately $195,000 in compensation expense, net of related tax effects, has been recognized in employee compensation and benefits in the condensed consolidated statement of operations related to restricted stock. Compensation costs for these awards are based on fair value at the original grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including: expected volatility based on the historical price of the Company's stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company's history and expectation of dividend payments. No stock options were granted during the three months ended March 31, 2006 and March 31, 2005, respectively.

As the Company has applied the modified prospective application, the Company did not restate prior periods. The pro forma disclosures required by SFAS No. 148 for the three month period ended March 31, 2005 are presented below (dollars in thousands, except per share amounts).


                                                                                           For the
                                                                                      Three Months Ended
                                                                                        March 31, 2005
                                                                                  ===========================
                                                                                  (In thousands, except per
                                                                                        share amounts)

Net Income, as reported.......................................................         $     6,816
    Add: Total stock-based employee compensation expense included in
       reported net earnings, net of related tax effects......................                 195
    Deduct: Total stock-based employee compensation expense
       determined under fair value based method for all awards,
        net of related tax effects............................................                (322)
                                                                                       ------------
Pro forma net income..........................................................         $     6,689
                                                                                       ============

    Basic - as reported.......................................................                0.29
    Basic - pro forma.........................................................                0.28

    Diluted - as reported.....................................................                0.28
    Diluted - pro forma.......................................................                0.27


The assumptions used to determine the stock-based employee compensation expense determined under the fair value based method for all awards for the quarter ended March 31, 2005 include an expected volatility of 28.93%, a risk free rate of return of 2.78%, an expected life of 5 years, and an expected dividend yield of 1.97%.

As of March 31, 2006, there were no unvested stock options outstanding and, as such, no related unrecognized compensation costs. As of March 31, 2006 the total unrecognized compensation cost related to restricted stock was $1.5 million, which is expected to be recognized over a period of 1.1 years.

3.    EARNINGS PER SHARE

Earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended March 31, 2005 and 2006. Adjustments have been made to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options and recognition and retention plan shares, all of which are considered common stock equivalents.

                                                                    For the Three Months Ended
                                                                            March 31,
                                                                 -------------------------------
                                                                     2005               2006

Net income..................................................     $ 6,816,000         $ 7,876,000
                                                                 ===========         ===========
Weighted average common shares outstanding:
    Shares outstanding......................................      24,425,133          25,152,632
    Less: weighted average uncommitted ESOP.................        (586,826)           (534,650)
                                                                 ------------       ------------
       Total................................................     $23,838,307         $24,617,982
                                                                 ============       ============
                      Basic earnings per share.............      $      0.29         $      0.32
                                                                 ============       ============

Weighted average common shares outstanding..................     $23,838,307         $24,617,982
Additional dilutive shares related to stock options and
recognition and retention plan shares.......................         751,082             733,160
                                                                 ------------       ------------
Total weighted average common shares and equivalents
 outstanding for dilutes earnings per share computation.....     $24,571,467         $25,369,064
                                                                 ============       ============
                   Diluted earnings per share...............     $      0.28         $      0.31
                                                                 ============       ============

4.   LOANS RECEIVABLE

Loans receivable at December 31, 2005 and at March 31, 2006, consist of the following:

                                                                             December 31,         March 31,
                                                                                2005               2006
                                                                            ============== =================
                                                                                        (In Thousands)
One- to four- family, residential real estate mortgages..............         $1,061,487        $1,110,276
Commercial and multi-family real estate mortgages....................          1,082,719         1,145,714
Real estate construction-primarily residential.......................            390,751           436,067
Land loans-primarily residential.....................................             71,502            69,781
                                                                              ----------        ----------
Total first mortgage loans...........................................          2,606,459         2,761,838
Consumer loans.......................................................            295,622           306,739
Commercial business loans............................................            153,916           153,908
                                                                              ----------        ----------
Total loans, net of loans in process.................................          3,055,997         3,222,485
Deduct:
     Unearned discounts, premiums and deferred loan fees, (costs), net             3,116             3,539
     Allowance for loan losses.......................................             16,171            16,521
                                                                              ----------        ----------
Loans receivable-net.................................................         $3,036,710        $3,202,425
                                                                              ==========        ==========

During the quarter ended March 31, 2006, the Company sold $ 10.4 million in loans, which resulted in net gains of $115,000. During the quarter ended March 31, 2005, the Company sold $10.0 million in loans, which resulted in net gains of approximately $352,000.

At December 31, 2005 and March 31, 2006, the Bank had $845,000 and $1.7 million in loans held for sale or transfer, respectively.

5.   ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 2005 and the three months ended March 31, 2005 and 2006, is as follows:

                                             For the Year                        For the Three Months
                                                Ended                                  Ended
                                             December 31,                             March 31,
                                                2005                             2005           2006
                                         ===================                 ==========================
                                           (In Thousands)                        (In Thousands)

Balance at beginning of period......        $     13,628                     $13,628           $ 16,171
Current provision...................               1,877                         572                440
Effect of Acquisition...............                 995                          -                  -
Charge-offs.........................                (330)                         (2)               (90)
Recoveries..........................                   1                          -                  -
                                            ------------                     --------          --------
Ending balance......................        $     16,171                     $14,198           $ 16,521
                                            ============                     ========          ========

An analysis of the recorded investment in impaired loans owned by the Bank at the end of each period and the related specific valuation allowance for impaired loans is as follows:

                                                                    December 31, 2005             March 31, 2006
                                                                =======================================================
                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance      Balance       Allowance
                                                                ------------ ------------- ------------- --------------
                                                                                    (In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $    627      $    334      $    959      $    194
Loans without related allowance for loan losses.............        6,818             -         6,020             -
                                                                 --------      --------      --------      --------
         Total..............................................     $  7,445      $    334      $  6,979      $    194
                                                                 ========      ========      ========      ========

The Bank's policy for interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent, and to cease accruing interest thereafter. Interest ultimately collected is credited to income in the period of recovery.
                                       11

6.   DEPOSITS

The weighted-average interest rates on deposits at December 31, 2005 and March 31, 2006 were 2.63% and 2.75%, respectively. Deposit accounts, by type, at December 31, 2005 and March 31, 2006 consist of the following:

                                                                   December 31,      March 31,
                        Account Type and Rate                          2005            2006
                                                                 ============================
                                                                         (In Thousands)

Non-interest-bearing checking accounts.....................      $   485,425      $   534,522
Interest-bearing checking and funds transfer accounts......          820,588          921,431
Passbook and statement accounts............................          825,117          836,531
Variable-rate money market accounts........................          507,664          553,964
Certificates of deposit....................................          902,080          821,048
                                                                 -----------      -----------
Total......................................................      $ 3,540,874      $ 3,667,496
                                                                 ===========      ===========

7.   DEFINED BENEFIT PENSION PLAN

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

Components of net periodic benefit cost are as follows:

                                                                       For the
                                                                  Three Months Ended
                                                             -----------------------------
                                                                       March 31,
                                                             -----------------------------
                                                                 2005            2006
                                                             ============= ===============
                                                                  (In thousands)

Service cost...........................................      $    596           $   630
Interest cost..........................................           407               434
Expected return on assets..............................          (405)             (460)
Net amortization.......................................           256               244
                                                              --------          -------
Net periodic pension expense...........................       $   854           $   848
                                                              ========          =======

During 2005 the Company contributed $4.7 million to the plan. The Company expects to contribute $3.5 million for the year 2006 in the second or third quarter.

8.   REGULATORY CAPITAL

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
                                        ------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

As of December 31, 2005 Stockholders'
     Equity and ratio to total assets          8.0%     $326,560
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      5,785
Goodwill and other intangible assets.                    (21,365)
Disallowed servicing assets..........                       (364)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          7.6%     $310,616         1.5%       $  61,055
                                          ========      ========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.6%     $310,616         3.0%       $ 122,109        5.0%       $ 203,516
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.8%     $310,616         4.0%       $ 115,552        6.0%       $ 173,328
                                          ========      ========      ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                     15,380
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.3%     $325,996         8.0%       $ 231,104       10.0%       $ 288,880
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                 $4,082,716

Adjusted total assets................                 $4,070,316
                                                      ==========

Risk-weighted assets.................                 $2,888,804


As of March 31, 2006 Stockholders'
     Equity and ratio to total assets          7.9%   $  334,429
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      6,430
Goodwill and other intangible assets.                    (21,156)
Disallowed servicing assets..........                       (347)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          7.6%     $319,356         1.5%       $  63,341
                                          ========      ========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.6%     $319,356         3.0%       $ 126,681        5.0%       $ 211,136
                                          ========      ========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.6%     $319,356         4.0%       $ 120,122        6.0%       $ 180,183
                                          ========      ========      ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                     15,827
                                                        --------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.1%     $335,183         8.0%       $ 240,244       10.0%       $ 300,305
                                          ========      ========      ======        =========     ======        =========

Total assets.........................                 $4,237,789

Adjusted total assets................                 $4,222,716
                                                      ==========

Risk-weighted assets.................                 $3,003,049

                                       13
9.    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                               For the Three Months Ended
                                                             -----------------------------
                                                                      March 31,
                                                             -----------------------------
                                                                   2005           2006
                                                             ============================
                                                                        (In Thousands)
Mortgage-backed securities retained from the
    securitization of mortgage loans.......................     $ 202,816       $      -
                                                                =========       ========

10.   CONTINGENCIES

The Company is subject to various claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, the disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

On July 1, 2003, Fidelity Federal Bank & Trust was named as the sole defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, alleged that Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal's marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per class member. Kehoe has alleged that the class numbers over 560,000 individuals. On June 14, 2004, the Court granted Fidelity Federal's Motion for Summary Judgment and entered a Final Judgment in favor of Fidelity Federal against Kehoe ruling that there could be no statutory minimum damages award unless there were actual damages. This issue was one of several issued raised by Fidelity Federal. The Court did not rule on the other issues. Kehoe appealed the ruling to the 11th Circuit Court of Appeals, and on August 26, 2005, the Circuit Court reversed the Trial Court's Order of Summary Judgment and remanded the case back to the Trial Court for further proceedings, stating that actual damages need not be proved before an award of the statutory minimum damages of $2,500 per individual could be made. Consequently, the potential damages that could be awarded would be the result of multiplying the statutory minimum of $2,500 per class member by the total class of defendants. However, the Circuit Court also stated that the Trial Court "in its discretion, may fashion what it deems to be an appropriate award." The Circuit Court also stated that, "the use of the word `may' suggests that the award of any damages is permissive and discretionary." Fidelity Federal's Motion for Summary Judgment on one of the issues was heard by the Trial Court on April 27, 2006 but has not yet been ruled on by the court. Additionally, the briefings in opposition to Kehoe's Motion for Class Certification are almost complete. Fidelity Federal in consultation with counsel, has concluded that the likelihood of the class being certified is remote, and the damages if awarded, would be minimal. Therefore, Fidelity Federal intends to vigorously defend the case.

On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs' investments in various entities controlled and operated by Thomas Abrams, who was convicted of running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatories on the accounts and generally offer banking services to the Abrams entities. Plaintiffs make additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000. The Plaintiffs allege they lost in excess of $18,000,000 investing with Abrams. The actual amount of losses incurred by the plaintiffs are as of yet undetermined. On May 20, 2005, the Court entered an Order granting in part Fidelity Federal's Motion to Dismiss the Second Amended Complaint. The Court struck all of Plaintiff's claims for non-economic damages (e.g., custodial damages), and dismissed the aiding and abetting breach of fiduciary duty claim, with leave to amend, based on each Plaintiff's failure to allege specific ultimate facts that the bank's alleged actions were the proximate cause of plaintiff's losses. A Fourth Amended Complaint was filed on January 27, 2006. We intend to vigorously defend our position on the basis that we acted solely as a depository bank in the transactions and allegations of improper conduct by the bank are factually inaccurate.

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

Changes in Financial Condition.

Our assets increased by $157.5 million, from $4.1 billion at December 31, 2005 to $4.2 billion at March 31, 2006. Cash and cash equivalents have increased by $16.2 million. Securities available for sale decreased by $30.0 million, as the Bank has been using the cash flow from securities to fund loan production. The loan portfolio increased by $165.7 million, net. All other assets increased by $5.6 million. Borrowings from the Federal Home Loan Bank decreased by $8.5 million. Funds were provided for asset growth and the decrease in borrowings from the Federal Home Loan Bank primarily from an increase in stockholders' equity of $6.8 million and an increase in deposits of $126.6 million.

Results of Operations.

Net income for the quarter ended March 31, 2006 was $7.9 million, a $1.1 million increase compared to $6.8 million for the same 2005 quarter. This increase was attributable to an increase of $4.2 million in net interest income together with an increase in other income of $359,000. The increase in net interest income consisted of an increase in interest income of $16.3 million which was partially offset by an increase in interest expense of $12.1 million. In addition, net income was affected by increases in operating expenses of $2.9 million, an increase in the provision for income taxes of $661,000 and a decrease in the provision for loan losses of $132,000 for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

Interest Income.

Interest income for the quarter ended March 31, 2006, totaled $61.6 million, representing an increase of $16.3 million or 36.1% from $45.3 million for the same quarter in 2005. Interest income from loans increased $14.9 million, primarily as a result of a 24.0% increase in the average balance of loans to $3.1 billion from $2.5 billion for the quarters ended March 31, 2006 and 2005, respectively along with an increase in the average yield on loans to 6.72% for the quarter ended March 31, 2006 from 5.95% for the same period ended March 31, 2005. Interest income from securities increased to $7.7 million for the quarter ended March 31, 2006 from $7.5 million for the 2005 quarter. This 2.1% increase was attributable to the average yield of these securities increasing to 4.79% from 4.49%, partially offset by a decrease in the average balance of these securities to $646.2 million from $675.0 million. We have been using proceeds from the repayment of these securities to fund loan growth. Interest income on other investments increased by $1.2 million due mainly to an increase in the average balance of these investments to $167.3 million from $55.9 million for the quarters ended March 31, 2006 and 2005, respectively.

Interest Expense.

Interest expense for the quarter ended March 31, 2006, totaled $27.4 million, an increase of $12.1 million, or 79.9%, from $15.3 million for the same quarter in 2005. The reason for this increase was an increase in interest expense on deposits of $14.0 million offset by a decrease in interest expense from borrowings of $1.9 million. The average balance of interest bearing deposits increased by $734.8 million, or 30.4% to $3.2 billion for the quarter ended March 31, 2006 compared to $2.4 billion for the quarter ended March 31, 2005 and the average cost of those deposits also increased to 3.15% compared to 1.79% for the comparative quarter. The decrease in interest expense on borrowings was caused by a decrease in the average balance of these borrowings to $205.2 million from $347.9 million and a slight decrease in the average cost of borrowed funds to 5.04% for the quarter ended March 31, 2006 from 5.10% for the comparable 2005 quarter. As mentioned above, the Company has reduced its borrowings from the Federal Home Loan Bank.

Net Interest Income.

During the quarter ended March 31, 2006, the Company's interest income increased by $16.3 million compared to the same quarter in 2005, while interest expense increased by $12.1 million, resulting in net interest income of $34.2 million for the quarter ended March 31, 2006, a $4.2 million, or 13.8%, increase from the quarter ended March 31, 2005.

Provision for Loan Losses.

The provision for loan losses was $440,000 for the quarter ended March 31, 2006, compared to $572,000 for the quarter ended March 31, 2005. The provision for the quarter ended March 31, 2006 is deemed adequate by management, reflecting the risks inherent in the Bank's loan portfolio. As indicated above, the decrease in our loan loss provision reflects the decrease in our ratio of non-performing assets to total assets. At March 31, 2006 our allowance for loan losses was 239.01% of nonperforming assets, compared to 203.65% at March 31, 2005.

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

Other Income.

Other income for the quarter ended March 31, 2006 was $5.8 million, representing an increase of $359,000 compared to the same quarter in 2005. The increase is primarily attributable to an increase in service charges on deposit accounts of $516,000. Partially offsetting these increases was a $237,000 decrease in gain on the sale of loans and securities.

Operating Expense.

Compared to the quarter ending March 31, 2006, operating expense for the quarter ending March 31, 2005 increased by $2.9 million to $26.9 million. Of this increase, $1.9 million is attributable to compensation and benefits. Increases in compensation and benefits expense were primarily attributable to operating 51 offices in the quarter ended March 31, 2006 compared to 42 offices in the quarter ended March 31, 2005, as well as an increase in incentive compensation as a result of increased profitability, additional personnel to serve deposit and loan customers, and normal salary increases. Occupancy and equipment costs and data processing costs increased by $422,000 and $401,000, respectively, which reflects our continued costs in developing customer service facilities and acquiring technology equipment. Miscellaneous operating costs also increased by $197,000 to $5.0 million for the quarter ended March 31, 2006 compared to the same quarter in 2005 primarily due to amortization of core deposit intangibles of $190,000 during the quarter ended March 31, 2006 as a result of our acquisition of First Community Bancorp in April 2005.

Income Taxes.

The income tax provision was $4.9 million for the quarter ended March 31, 2006 compared to $4.2 million for the quarter ended March 31, 2005. The provision reflects the current rates paid for Federal and state income taxes applied to the Company's pre-tax income.

Other Comprehensive Income (Loss).

The Company's only change in Other Comprehensive Operations for the three months ended March 31, 2006 and 2005 is the change in the unrealized gain or loss on securities available for sale.

Comprehensive income for the quarter ended March 31, 2006 was $7.2 million compared to comprehensive income of $2.0 million for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, due to rising market interest rates, the market value of the Company's assets available for sale decreased by

$1.1 million which, net of income tax of $438,000, resulted in other comprehensive loss of $645,000. During the three months ended March 31, 2005, the market value of the Company's securities available for sale decreased by $7.8 million which, net of income tax of $3.0 million, resulted in other comprehensive loss of $4.8 million.

Reclassifications.

The presentation of the income statement for March 31, 2005 has been reclassified to eliminate certain intercompany income and expense items between the Bank and it's wholly-owned subsidiary, Fidelity Realty Appraisal Services, Inc., to conform with the March 31, 2006 presentation. Elimination of such intercompany income and expense for the three months ending March 31, 2005 and 2006 is as follows:

                                                           For the Three Months Ended
                                                                   March 31,
                                                         -------------------------------
                                                              2005             2006
                                                         ===============================
                                                                  (In thousands)


Fees for other banking services                             $ (662)            $(603)
                                                            ------             ------
    Total Other Income                                        (662)             (603)
                                                            ------             ------

Employee compensation and benefits                            (342)             (368)
Miscellaneous operating expenses                              (320)             (235)
                                                            ------             ------
     Total operating expense                                  (662)             (603)
                                                            ------             ------

Effect on net income                                        $    -             $    -
                                                            ======             ======


Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 9.55% during the month of March 2005. Liquidity ratios averaged 9.73% for the quarter ended March 31, 2006. The Bank adjusts its liquidity levels in order to meet funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the FHLB of Atlanta amounted to $88.2 million at March 31, 2006. Other assets qualifying for liquidity at March 31, 2006, including unpledged mortgage-backed securities guaranteed by Fannie Mae and

Freddie Mac, were $214.0 million. For additional information about cash flows from the Company's operating, financing and investing activities, see the Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2006, the Bank had $83.9 million in advances from the FHLB. At March 31, 2006, the Bank had commitments to extend credit for or purchase loans of $283.7 million, in addition to undisbursed loan proceeds on closed loans of $538.3 million and undisbursed revolving lines of credit of $276.7 million. Certificates of deposit scheduled to mature in less than one year at March 31, 2006 totaled $727.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract for a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company's financial statements.

In December 2005, the FASB issued FASB Staff Position ("FSP") SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The guidance requires the disclosure of concentrations of loans with certain features that may increase the creditor's exposure to risk of nonpayment. These loans are often referred to as "non-traditional" loans and include features such as high LTV ratios, terms that permit payments smaller than the interest accruals and loans where the borrower is subject to significant payment increases over the life of the loan. The Bank's management has evaluated the impact of this FSP and has concluded that our disclosures are consistent with the objectives of the FSP.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. Under this promulgation, companies are required to reflect costs associated with employee stock options in their income statements at fair value. This statement became effective for the Company on January 1, 2006. At December 30, 2005 all options previously granted by the Company were fully vested. As such, there was no effect on net income for the year 2006 relating to options granted prior to January 1, 2006.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of March 31, 2006, the Company does not own any trading assets other than $1.6 million of assets held in trust by the Senior Management Performance Incentive Award Program, a deferred compensation plan, which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At March 31, 2006, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company's cumulative one-year interest rate sensitivity gap at March 31, 2006 was a positive 26.87%.


                                                                       Time to Maturity
                                           --------------------------------------------------------------------------
                                            Within Three      Four to      More Than     More Than     Over Five
                                               Months         Twelve      One Year to   Three Years      Years
                                                              Months         Three        to Five
                                                                             Years         Years
                                                                   (Dollars in Thousands)

Interest-earning assets (1):
   Residential mortgage loans: (2)
     Fixed rate........................      $    31,361    $   85,959     $ 178,991     $ 122,032      $ 232,283
     Adjustable rate...................          162,547       263,817       230,148       308,649              -
   Commercial mortgage loans: (2)
     Fixed rate........................           12,740        30,774        45,764        29,391         45,644
     Adjustable rate...................          409,740       563,568         7,152           940             -
   Other loans (2)
         Fixed rate....................           13,633        27,447        35,524        15,720          5,598
     Adjustable rate...................          356,910         6,154             -             -             -
   Mortgage-backed securities
     Fixed rate........................           37,418        74,756       153,280       133,050        161,998
     Adjustable rate...................           67,845             -             -             -             -
Other interest earning assets - adjustable       116,549             -             -             -             -
                                              ----------    ----------     ---------      ---------      --------
                  Total                       $1,208,743    $1,052,475     $ 650,859      $ 609,782      $445,523
                                              ==========    ==========     =========      =========      ========
Interest-bearing liabilities
   Deposits: (3)
     Checking and funds transfer accounts     $ 25,097       $  75,291     $ 114,680     $  85,415    $ 1,155,470
     Passbook accounts.................         18,655          55,964       104,283        81,177        576,452
     Money market accounts.............         18,865          56,594        83,984        53,662        340,859
     Certificate accounts (4)..........        369,424         358,042        87,167         6,415              -
   Borrowings: (4).....................        133,941           9,909        70,483           247              -
                                              --------       ---------     ---------     ---------     ----------
                    Total                     $565,982       $ 555,800     $ 460,597     $ 226,916     $2,072,781
                                              ========       =========     =========     =========     ==========
Excess (deficiency) of interest-earning
   assets                                     $642,761       $ 496,675     $ 190,262     $ 382,866     $(1,627,258)
                                              ========       =========     =========     =========     ===========
Cumulative excess of interest-earning
  assets over interest-bearing
   liabilities........................        $642,761      $1,139,436     $1,329,698    $1,712,564    $    85,306
                                              ========      ==========     ==========    ==========    ===========
 Cumulative excess of interest-earning
  assets over interest-bearing liabilities
   as a percent of total assets.......           15.16%          26.87%         31.36%        40.39%          2.01%
                                              ========      ==========     ==========    ==========    ===========

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

On July 1, 2003, Fidelity Federal Bank & Trust was named as the sole defendant in the lawsuit, James Kehoe v. Fidelity Federal Bank & Trust, filed in the United States District Court for the Southern District of Florida. In this action, James Kehoe ("Kehoe"), on behalf of himself and other similarly situated persons, alleged that Fidelity Federal violated the Driver Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal's marketing efforts. Kehoe seeks as damages the statutory minimum of $2,500 per class member. Kehoe has alleged that the class numbers over 560,000 individuals. On June 14, 2004, the Court granted Fidelity Federal's Motion for Summary Judgment and entered a Final Judgment in favor of Fidelity Federal against Kehoe ruling that there could be no statutory minimum damages award unless there were actual damages. This issue was one of several issued raised by Fidelity Federal. The Court did not rule on the other issues. Kehoe appealed the ruling to the 11th Circuit Court of Appeals, and on August 26, 2005, the Circuit Court reversed the Trial Court's Order of Summary Judgment and remanded the case back to the Trial Court for further proceedings, stating that actual damages need not be proved before an award of the statutory minimum damages of $2,500 per individual could be made. Consequently, the potential damages that could be awarded would be the result of multiplying the statutory minimum of $2,500 per class member by the total class of defendants. However, the Circuit Court also stated that the Trial Court "in its discretion, may fashion what it deems to be an appropriate award." The Circuit Court also stated that, "the use of the word `may' suggests that the award of any damages is permissive and discretionary." Fidelity Federal's Motion for Summary Judgment on one of the issues was heard by the Trial Court on April 27, 2006 but has not yet been ruled on by the court. Additionally, the briefings in opposition to Kehoe's Motion for Class Certification are almost complete. Fidelity Federal in consultation with counsel, has concluded that the likelihood of the class being certified is remote, and the damages if awarded, would be minimal. Therefore, Fidelity Federal intends to vigorously defend the case.

On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs' investments in various entities controlled and operated by Thomas Abrams, who was convicted of running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatories on the accounts and generally offer banking services to the Abrams entities. Plaintiffs make additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000. The Plaintiffs allege they lost in excess of $18,000,000 investing with Abrams. The actual amount of losses incurred by the plaintiffs are as of yet undetermined. On May 20, 2005, the Court entered an Order granting in part Fidelity Federal's Motion to Dismiss the Second Amended Complaint. The Court struck all of Plaintiff's claims for non-economic damages (e.g., custodial damages), and dismissed the aiding and abetting breach of fiduciary duty claim, with leave to amend, based on each Plaintiff's failure to allege specific ultimate facts that the bank's alleged actions were the proximate cause of plaintiff's losses. A Fourth Amended Complaint was filed on January 27, 2006. We intend to vigorously defend our position on the basis that we acted solely as a depository bank in the transactions and allegations of improper conduct by the bank are factually inaccurate.

Item 1A.      Risk Factors

              There are no changes from the risk factors set forth in the Company's Annual Report on Form 10-K.

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

     I, Vince A. Elhilow, certify that:

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


May 9, 2006                                /S/ Vince A. Elhilow
---------------                            -------------------------------------
Date                                       Vince A. Elhilow
                                           President and Chief Executive Officer

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Richard D. Aldred, certify that:

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


May 9, 2006                                            /s/ Richard D. Aldred
---------------                                        ------------------------
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


May 9, 2006                               /s/ Vince A. Elhilow
---------------                           -------------------------------------
Date                                      President and Chief Executive Officer



May 9, 2006                                /s/ Richard D. Aldred
---------------                            ------------------------------------
Date                                       Executive Vice President,
                                           Chief Financial Officer and Treasurer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                            FIDELITY BANKSHARES, INC.






Date:  May 9, 2006                     By: /s/ Vince A. Elhilow
                                           ------------------------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer





Date:  May 9, 2006                     By: /s/ Richard D. Aldred
                                           ------------------------------------
                                           Richard D. Aldred
                                           Executive Vice President
                                           Chief Financial Officer