Form 10-Q
period 2006-06-30
FIDELITY BANKSHARES INC
filed 2006-08-07
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20552

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-29040

Fidelity Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-1101656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 Datura Street, West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code.)

(561) 803-9900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant has filed all reports required to be filed by Sections 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: There were 25,335,520 shares of the Registrant’s common stock par value $.10 per share outstanding as of July 31, 2006.

FIDELITY BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIDELITY BANKSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2005	June 30, 2006
	(In thousands, except share data)
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and amounts due from depository institutions	$150,657	$95,529
Interest-earning deposits	39,283	26,269

Total cash and cash equivalents	189,940	121,798

SECURITIES AVAILABLE FOR SALE	410,473	349,473
SECURITIES HELD TO MATURITY (fair value - $241,463 and $256,468 at December 31, 2005 and June 30, 2006, respectively)	242,497	263,600
LOANS RECEIVABLE, net of allowance for loan losses - $16,171 and $16,703 at December 31, 2005 and June 30, 2006, respectively	3,036,710	3,272,228
OFFICE PROPERTIES AND EQUIPMENT, net	91,164	93,888
FEDERAL HOME LOAN BANK STOCK, at cost	11,398	20,365
FORECLOSED ASSETS, net	1,793	1
ACCRUED INTEREST RECEIVABLE	16,273	17,241
DEFERRED INCOME TAX ASSET	11,933	16,333
GOODWILL	14,256	14,256
CORE DEPOSIT INTANGIBLES	6,528	6,147
OTHER ASSETS	49,646	59,650

TOTAL ASSETS	$4,082,611	$4,234,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
DEPOSITS:
Non-interest bearing	$485,425	$511,899
Interest bearing	3,055,449	2,845,468

Total deposits	3,540,874	3,357,367
OTHER BORROWED FUNDS	54,113	190,613
ADVANCES FROM FEDERAL HOME LOAN BANK	92,364	270,682
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE	1,461	17,827
JUNIOR SUBORDINATED DEBENTURES	53,608	53,608
OTHER LIABILITIES	55,423	50,416

TOTAL LIABILITIES	3,797,843	3,940,513

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued	—	—
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
outstanding 25,114,716 at December 31, 2005 and 25,247,626 at June 30, 2006	2,511	2,525
ADDITIONAL PAID IN CAPITAL	167,197	168,513
RETAINED EARNINGS – substantially restricted	129,842	142,418
TREASURY STOCK – at cost, 416,799 shares at December 31, 2005 and 402,956 shares at June 30, 2006	(1,794)	(1,763)
COMMON STOCK ALLOCATED TO:
Employee stock ownership plan	(3,561)	(3,387)
Recognition and retention plan	(1,785)	(1,155)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(7,642)	(12,684)

TOTAL STOCKHOLDERS’ EQUITY	284,768	294,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,082,611	$4,234,980

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(In Thousands, except per share data)
Interest income:
Loans	$40,846	$56,646	$78,188	$108,884
Securities	8,837	7,214	16,416	14,765
Other investments	393	761	796	2,637

Total interest income	50,076	64,621	95,400	126,286

Interest expense:
Deposits	13,557	23,935	24,375	48,790
Advances from Federal Home Loan Bank and other borrowings	3,536	4,768	7,969	7,351

Total interest expense	17,093	28,703	32,344	56,141

Net interest income	32,983	35,918	63,056	70,145

Provision for loan losses	422	186	994	626

Net interest income after provision for loan losses	32,561	35,732	62,062	69,519

Other income:
Service charges on deposit accounts	2,799	3,099	5,300	6,116
Fees for other banking services	2,342	2,491	4,575	4,777
Net gain on sale of loans	121	109	473	224
Miscellaneous	457	435	844	849

Total other income	5,719	6,134	11,192	11,966

Operating expense:
Employee compensation and benefits	13,814	14,968	27,422	30,465
Occupancy and equipment	3,461	4,297	6,811	8,069
Data processing	1,568	1,732	3,006	3,571
Marketing	729	916	1,515	1,717
Miscellaneous	4,774	5,952	9,528	10,903

Total operating expense	24,346	27,865	48,282	54,725

Income before provision for income taxes	13,934	14,001	24,972	26,760

Provision for income taxes	5,287	5,350	9,509	10,233

Net income	$8,647	$8,651	$15,463	$16,527

Earnings per share: (Note 3)
Basic	$0.35	$0.35	$0.64	$0.67

Diluted	$0.35	$0.34	$0.63	$0.65

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(In Thousands)
Net Income	$8,647	$8,651	$15,463	$16,527
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on assets available for sale	2,607	(4,397)	(2,176)	(5,042)

Comprehensive income	$11,254	$4,254	$13,287	$11,485

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2005	2006
	(In thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income	$15,463	$16,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,226	3,688
Amortization of core deposit intangibles	190	380
ESOP compensation expense	645	854
Stock based compensation expense	630	630
Accretion of discounts, amortization of premiums and intangible assets, and other deferred yield items	(3,440)	(3,273)
Provision for loan losses	994	626
Provision for losses and net (gains) losses on sales of real estate owned	2	(366)
Net (gain) loss on sale of:
Loans	(473)	(224)
Office properties and equipment	52	166
Excess tax benefits from share-based payment arrangements	—	(381)
Increase in accrued interest receivable	(1,140)	(968)
Increase in other assets	(4,855)	(10,050)
Increase in deferred income tax asset	(693)	(1,239)
Increase (decrease) in other liabilities	1,893	(4,993)

Net cash provided by operating activities	12,494	1,377

CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans	(268,384)	(285,531)
Principal payments received on:
Securities available for sale	39,239	29,717
Securities held to maturity	19,705	17,899
Purchases of:
Loans	(20,191)	—
Securities available for sale	(4,536)	(1,565)
Securities held to maturity	—	(4,388)
Federal Home Loan Bank stock	(3,422)	(11,666)
Office properties and equipment	(7,428)	(6,634)
Proceeds from sales of:
Loans	22,003	17,839
Federal Home Loan Bank stock	8,542	2,699
Securities available for sale	32,913	—
Repossessed assets acquired in settlement of loans	—	2,307
Office properties and equipment	—	12
Proceeds from maturities of securities available for sale	50	25,000
Net cash received from acquisitions	6,577	—
Other	402	(183)

Net cash used for investing activities	(174,530)	(214,494)

CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	173	852
Excess tax benefits from share-based payment arrangements	—	381
Cash dividends paid	(3,820)	(3,936)
Net increase (decrease) in:
NOW accounts, demand deposits and savings accounts	124,366	(39,052)
Certificates of deposit	121,258	(144,455)
Advances from Federal Home Loan Bank	(133,205)	178,319
Other borrowed funds	31,262	136,500
Advances by borrowers for taxes and insurance	12,409	16,366

Net cash provided by financing activities	152,443	144,975

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,593)	(68,142)
CASH AND CASH EQUIVALENTS, beginning of period	149,409	189,940

CASH AND CASH EQUIVALENTS, end of period	$139,816	$121,798

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accounting and reporting policies of Fidelity Bankshares, Inc. (the “Company”) and its subsidiary Fidelity Federal Bank & Trust (the “Bank”) conform with accounting principles generally accepted in the United States of America and with predominant practices within the banking and thrift industry. The Company has not changed its accounting and reporting policies from those disclosed in its 2005 Annual Report on Form 10-K.

These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303 (b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2006 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications – Certain amounts in the financial statements have been reclassified to conform with the June 30, 2006 presentation.

2. STOCK PLANS AND STOCK-BASED COMPENSATION

The Company has two stock plans which include the 2002 Incentive Stock Benefit Plan (“Option Plan”) and the 2002 Recognition and Retention Plan (“RR Plan”).

Under the Option Plan, the Company has reserved 1,304,391 shares of common stock, of which all but 3,175 options have been granted. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. On December 29, 2005 the Benefits Committee of the Board of Directors of the Company approved the accelerated vesting and exercisability of all unvested and unexercisable stock options granted as part of the Plan held by directors, officers or employees on December 30, 2005. As a result, all previously unvested options became fully vested on December 30, 2005.

Under the RR Plan, the Company reserved and granted 521,757 restricted shares of common stock to key employees and outside directors to encourage such individuals to remain with the Bank. These granted shares vest and are allocated to the affected employees and directors ratably over five years, subject to various conditions requiring their acceleration. All awards have a grant price that is equal to the fair market value of the Company’s stock on the date that the awards were granted.

The following is a summary of stock-based award activity during the six months ended June 30, 2006:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2005	1,188,877	$15.19
Granted	—	—
Exercised	63,050	13.51
Forfeited	—	—

Outstanding as of June 30, 2006	1,125,827	$15.29	6.1	$18,609

Exercisable as of June 30, 2006	1,125,827	$15.29	6.1	$18,609

	Number of Restricted Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life
Unvested as of December 31, 2005	186,570	$13.51
Awarded	—	—
Vested	93,375	13.51
Forfeited	—	—

Unvested as of June 30, 2006	93,195	$13.51	0.9

The aggregate intrinsic value for stock options and restricted stock in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $31.82 as of June 30, 2006. These amounts represent the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. During the six months ended June 30, 2006, the total intrinsic value of stock options exercised was $1.3 million. For these options exercised during the six months, the Company received cash of $852,000 and realized a tax benefit from the exercise of stock option of $381,000. The Company has a policy of issuing new shares to satisfy share option exercises and shares which vest and are distributed under the RR Plan

Additional information regarding options outstanding and exercisable as of June 30, 2006, is as follows:

Range of exercise prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$13.51	965,692	5.9	$13.51
16.93	5,760	5.9	16.93
22.38	13,292	5.9	22.38
23.13	11,388	5.9	23.13
24.71	6,000	7.6	24.71
24.75	10,917	5.9	24.75
24.90	8,030	5.9	24.90
25.12	27,868	5.9	25.12
25.30	3,951	5.9	25.30
25.59	7,815	5.9	25.59
27.67	50,250	9.0	25.67
33.33	14,864	7.6	33.33

	1,125,827	6.1	$15.29

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”), which amended SFAS No. 123. SFAS No. 123(R) allows measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service period, which is generally the vesting period. Prior to January 1, 2006, the Company accounted for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 recognizes compensation expense based on the intrinsic value of the equity instrument awarded. Prior to January 1, 2006, no stock-based compensation cost for stock option grants was reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

SFAS No. 123(R) requires a modified prospective application and the Company has applied the statement to new awards and to awards modified, repurchased, or cancelled beginning January 1, 2006. At December 31, 2005 there were no unvested stock options outstanding. For the three and the six months ended June 30, 2006, $195,000 and $389,000, respectively, in compensation expense, net of related tax effects, has been recognized in employee compensation and benefits in the condensed consolidated statement of operations related to restricted stock. Compensation costs for these awards are based on fair value at the original grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including: expected volatility based on the historical price of the Company’s stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. No stock options were granted or restricted stock issued during the three months ended June 30, 2006 and June 30, 2005, respectively.

As the Company has applied the modified prospective application, the Company did not restate prior periods. The pro forma disclosures required by SFAS No. 148 for the three and six month periods ended June 30, 2005 are presented below (dollars in thousands, except per share amounts).

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	(In thousands, except per share amounts)
Net Income, as reported	$8,647	$15,463
Add: Total stock-based employee compensation expense included in reported net earnings, net of related tax effects	195	391
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(487)	(811)

Pro forma net income	$8,355	$15,043

Basic – as reported	0.35	0.64
Basic – pro forma	0.34	0.62

Diluted – as reported	0.35	0.63
Diluted – pro forma	0.33	0.61

The assumptions used to determine the stock-based employee compensation expense determined under the fair value based method for all awards for the six months ended June 30, 2005 include an expected volatility of 27.46%, a risk free rate of return of 3.81%, an expected life of 5 years, and an expected dividend yield of 1.27%.

As of June 30, 2006, there were no unvested stock options outstanding and, accordingly, no related unrecognized compensation costs. As of June 30, 2006 the total unrecognized compensation cost related to restricted stock was $1.2 million, which is expected to be recognized evenly through May 2007.

3. EARNINGS PER SHARE

Earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2005 and 2006. Adjustments have been made to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options and recognition and retention plan shares, all of which are considered common stock equivalents.

	For the Three Months Ended June 30,
	2005	2006
Net income	$8,647,000	$8,651,000

Weighted average common shares outstanding:
Shares outstanding	25,010,259	25,202,793
Less: weighted average uncommitted ESOP	(573,784)	(521,608)

Total	24,436,475	24,681,186

Basic earnings per share	$0.35	$0.35

Weighted average common shares outstanding	24,436,475	24,681,186
Additional dilutive shares related to stock options and recognition and retention plan shares	558,920	647,880

Total weighted average common shares and equivalents outstanding for diluted earnings per share computation	24,995,395	25,329,066

Diluted earnings per share	$0.35	$0.34

	For the Six Months Ended June 30,
	2005	2006
Net income	$15,463,000	$16,527,000

Weighted average common shares outstanding:
Shares outstanding	24,719,317	25,177,851
Less: weighted average uncommitted ESOP	(580,269)	(528,093)

Total	24,139,049	24,649,758

Basic earnings per share	$0.64	$0.67

Weighted average common shares outstanding	24,139,049	24,649,758
Additional dilutive shares related to stock options and recognition and retention plan shares	577,709	655,784

Total weighted average common shares and equivalents outstanding for diluted earnings per share computation	24,716,758	25,305,542

Diluted earnings per share	$0.63	$0.65

4. LOANS RECEIVABLE

Loans receivable at December 31, 2005 and at June 30, 2006, consist of the following:

	December 31, 2005	June 30, 2006
	(In Thousands)
One- to four- family, residential real estate mortgages	$1,061,487	$1,150,889
Commercial and multi-family real estate mortgages	1,082,719	1,167,675
Real estate construction-primarily residential	390,751	450,318
Land loans-primarily residential	71,502	68,281

Total first mortgage loans	2,606,459	2,837,163
Consumer loans	295,622	308,909

Commercial business loans	153,916	146,083

Total loans, net of loans in process	3,055,997	3,292,155
Deduct:
Unearned discounts, premiums and deferred loan fees, (costs), net	3,116	3,224
Allowance for loan losses	16,171	16,703

Loans receivable-net	$3,036,710	$3,272,228

During the six months ended June 30, 2006, the Company sold $17.8 million in loans, which resulted in net gains of $224,000. During the six months ended June 30, 2005, the company sold $22.0 million in loans, which resulted in net gains of $473,000. During the six months ended June 30, 2006 and 2005, the Company securitized $34.6 million and $202.6 million, respectively, in one-to four-family mortgage loans where the Company retained the resulting mortgage-backed securities.

During the quarter ended June 30, 2006, the Company sold $7.5 million in loans, which resulted in net gains of $109,000. During the quarter ended June 30, 2005, the Company sold $11.6 million in loans, which resulted in net gains of approximately $121,000. During the quarter ended June 30, 2006, the Company securitized $34.6 million one-to four-family mortgage loans where the Company retained the resulting mortgage-backed securities. No such securitizations occurred during the quarter ended June 30, 2005.

At December 31, 2005, the Bank had $845,000 in loans held for sale or transfer. No loans were held for sale at June 30, 2006.

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the year ended December 31, 2005 and the three and six months ended June 30, 2005 and 2006, is as follows:

	For the Year Ended December 31, 2005	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2005	2006	2005	2006
	(In Thousands)	(In Thousands)		(In Thousands)
Balance at beginning of period	$13,628	$14,198	$16,521	$13,628	$16,171
Current provision	1,877	422	186	994	626
Effect of acquisition	995	995	—	995	—
Charge-offs	(330)	(96)	(7)	(98)	(97)
Recoveries	1	—	3	—	3

Ending balance	$16,171	$15,519	$16,703	$15,519	$16,703

An analysis of the recorded investment in impaired loans owned by the Bank at the end of each period and the related specific valuation allowance for impaired loans is as follows:

	December 31, 2005		June 30, 2006
	Loan Balance	Related Allowance	Loan Balance	Related Allowance
	(In Thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses	$627	$334	$513	$256
Loans without related allowance for loan losses	6,818	—	9,978	—

Total	$7,445	$334	$10,491	$256

The Bank’s policy for interest income on impaired loans is to reverse all accrued interest against interest income if a loan becomes more than 90 days delinquent, and to cease accruing interest thereafter. Interest ultimately collected is credited to income in the period of recovery.

6. DEPOSITS

The weighted-average interest rates on deposits at December 31, 2005 and June 30, 2006 were 2.63% and 2.86%, respectively. Deposit accounts, by type, at December 31, 2005 and June 30, 2006 consist of the following:

Account Type	December 31, 2005	June 30, 2006
	(In Thousands)
Non-interest-bearing checking accounts	$485,425	$511,899
Interest-bearing checking and funds transfer accounts	820,588	853,051
Passbook and statement accounts	825,117	717,529
Variable-rate money market accounts	507,664	517,263
Certificates of deposit	902,080	757,625

Total	$3,540,874	$3,357,367

7. ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank had outstanding advances from the FHLB of $92.4 million with a weighted average interest rate of 4.89% and $270.7 million with a weighted average interest rate of 5.27% at December 31, 2005 and June 30, 2006, respectively. All of the advances shown had fixed interest rates and, depending on market rates, may have substantial prepayment penalties. The advances are repayable as follows:

	At December 31, 2005	At June 30, 2006
	(In Thousands)
Less than 1 year	$13,572	$203,605
1-2 years	13,572	61,522
2-3 years	58,988	5,212
3-4 years	893	33
4-5 years	—	33
Thereafter	5,339	277

Total	$92,364	$270,682

The Bank has a collateral agreement with the FHLB which includes a blanket floating lien that requires the Bank to maintain qualifying first mortgage loans as pledged collateral in an amount equal to the advances when discounted at 80% of the unpaid principal balances of the qualifying first mortgage loans.

As of June 30, 2006, the Bank’s maximum borrowing capacity at the FHLB was approximately $1.1 billion, leaving $830.4 million as additional borrowing capacity.

8. DEFINED BENEFIT PENSION PLAN

Employees hired prior to January 1, 2001 participate in the Bank’s qualified defined benefit pension plan covering substantially all such employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during those years. The Bank’s policy is to fund the qualified retirement plan in an amount that falls between the minimum contribution required by the Employee Retirement Income Security Act and maximum tax deductible contribution. Plan assets consist primarily of common stock, U.S. Government obligations and certificates of deposit.

Components of net periodic benefit cost are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
	(In Thousands)		(In Thousands)
Service cost	$596	$630	$1,192	$1,261
Interest cost	407	434	814	868
Expected return on assets	(375)	(460)	(781)	(920)
Net amortization	256	244	512	488

Net periodic pension expense	$884	$848	$1,737	$1,697

During 2005 the Company contributed $4.7 million to the plan. The Company contributed $4.8 million for the plan year 2005 in the third quarter of 2006.

9. REGULATORY CAPITAL

The Company’s subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To be Considered Well Capitalized for Prompt Corrective Action Provisions
	Ratio	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in Thousands)
As of December 31, 2005 Stockholders’ Equity and ratio to total assets	8.0%	$326,560

Unrealized decrease in market value of assets available for sale (net of applicable income taxes)		5,785
Goodwill and other intangible assets		(21,365)
Disallowed servicing assets		(364)

Tangible capital and ratio to adjusted total assets	7.6%	$310,616	1.5%	$61,055

Tier I (core) capital and ratio to adjusted total assets	7.6%	$310,616	3.0%	$122,109	5.0%	$203,516

Tier I (core) capital and ratio to risk-weighted total assets	10.8%	$310,616	4.0%	$115,552	6.0%	$173,328

Allowable Tier 2 capital:
General loan valuation allowances		15,380

Total risk-based capital and ratio to risk-weighted total assets	11.3%	$325,996	8.0%	$231,104	10.0%	$288,880

Total assets		$4,082,716

Adjusted total assets		$4,070,316

Risk-weighted assets		$2,888,804

As of June 30, 2006 Stockholders’ Equity and ratio to total assets	8.0%	$339,435

Unrealized decrease in market value of assets available for sale (net of applicable income taxes)		10,826
Goodwill and other intangible assets		(20,950)
Disallowed servicing assets		(359)

Tangible capital and ratio to adjusted total assets	7.8%	$328,952	1.5%	$63,333

Tier I (core) capital and ratio to adjusted total assets	7.8%	$328,952	3.0%	$126,666	5.0%	$211,110

Tier I (core) capital and ratio to risk-weighted total assets	10.8%	$328,952	4.0%	$121,579	6.0%	$182,368

Allowable Tier 2 capital:
General loan valuation allowances		15,943

Total risk-based capital and ratio to risk-weighted total assets	11.3%	$344,895	8.0%	$243,158	10.0%	$303,947

Total assets		$4,232,679

Adjusted total assets		$4,222,196

Risk-weighted assets		$3,039,469

10. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	For the Six Months Ended June 30,
	2005	2006
	(In Thousands)
Mortgage-backed securities retained from the securitization of mortgage loans	$202,595	$34,369

Common stock issued for acquisitions	$12,857	$—

11. CONTINGENCIES

The Company is subject to various claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, the disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs’ investments in various entities controlled and operated by Thomas Abrams, who was convicted of running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatories on the accounts and generally offer banking services to the Abrams entities. Plaintiffs make additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000. The Plaintiffs allege they lost in excess of $18.0 million investing with Abrams. The actual amount of losses incurred by the plaintiffs are as of yet undetermined. On May 20, 2005, the Court entered an Order granting in part Fidelity Federal’s Motion to Dismiss the Second Amended Complaint. The Court struck all of Plaintiff’s claims for non-economic damages (e.g., custodial damages), and dismissed the aiding and abetting breach of fiduciary duty claim, with leave to amend, based on each Plaintiff’s failure to allege specific ultimate facts that the bank’s alleged actions were the proximate cause of plaintiff’s losses. A Fourth Amended Complaint was filed on January 27, 2006. We intend to vigorously defend our position on the basis that we acted solely as a depository bank in the transactions and allegations of improper conduct by the bank are factually inaccurate.

On April 8, 2005, Fidelity Federal Bank & Trust was named as defendant in a lawsuit CORINTHIAN LLC vs. FIDELITY FEDERAL BANK & TRUST; SEWELL HARDWARE COMPANY; BROWN/SEWELL PARTNERSHIP filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Fidelity is one of a number of defendants. The plaintiffs in this case have alleged unspecified monetary damages for breach of contract, specific performance, conversion and unjust enrichment in connection with a contract for sale of Bank property where the Bank was forced to default Plaintiff for failure to perform. Fidelity Federal in consultation with counsel has concluded that the case is without merit, and intends to vigorously defend the case.

12. SUBSEQUENT EVENTS

Agreement and Plan of Merger

On July 26, 2006, Fidelity Bankshares, Inc. (“Fidelity”), the holding company of Fidelity Federal Bank & Trust (“Fidelity Federal”), a federal savings bank headquartered in West Palm Beach, Florida, and National City Corporation (“National City”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Fidelity will merge with and into National City, with National City being the surviving corporation of such merger. Under the terms of the Merger Agreement, stockholders of Fidelity will be given the right to elect the following consideration for each share of Fidelity common stock: (i) 1.0977 shares of National City common stock; or (ii) $39.50 in cash, subject to allocation procedures that are intended to ensure that in the aggregate, 50% of the shares of Fidelity are converted into National City common stock and 50% of Fidelity shares are converted into cash. Fidelity stock options will be cashed out for the in-the-money value of such options. The transaction has a total indicated value of approximately $1 billion.

Subject to regulatory and Fidelity stockholder approvals, the transaction is expected to close in the first quarter of 2007.

A copy of the Merger Agreement is filed as Exhibit 2 to the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on July 31, 2006. A copy of the press release relating to the merger is filed as Exhibit 99 to the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on July 31, 2006. The foregoing description is qualified in its entirety by reference to the full text of such exhibits.

Settlement Agreement With Respect to Class Action Litigation

On July 26, 2006, Fidelity Federal entered into a Settlement Agreement with the Plaintiffs of two previously-disclosed class action lawsuits. These lawsuits, James Kehoe v. Fidelity Federal Bank & Trust, and Timothy Neilsen and Timothy G. Martin vs. Fidelity Federal Bank & Trust, each of which was filed in the United States District Court for the Southern District of Florida, allege that Fidelity Federal violated the Driver’s Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal’s marketing efforts.

Under the Settlement Agreement, and without admitting any liability or fault, Fidelity Federal agreed to the certification of a conditional settlement class, solely for settlement purposes, subject to preliminary and final court approval.

Under the terms of the Settlement Agreement, any class members who qualify and timely submit a Claim Form will receive payment of an amount not to exceed $160 per person. Fidelity Federal has agreed to pay Plaintiffs’ attorneys’ fees in an amount not to exceed $10,000,000 plus their reasonable expenses not to exceed $120,000. Fidelity Federal will pay Class Representative James Kehoe not more than $10,000, and Class Representatives Timothy Neilsen and Timothy G. Martin not more than $3,000 each for their participation in this case on behalf of all Class Members.

Additionally, Fidelity Federal has agreed to certain injunctive relief, including certifying that Fidelity Federal did not keep or maintain any data obtained from the State of Florida, providing that Fidelity Federal shall not disclose or sell any such data, and agreeing to a privacy audit, the cost of which shall not exceed $25,000. Under the terms of the settlement, Fidelity Federal’s total costs and expense, including the payments to Class Members, cannot exceed $50 million.

In addition to final court approval, the Settlement Agreement is contingent upon the consummation of the acquisition of Fidelity by National City, described above.

On July 31, 2006, the United States District Court for the Southern District of Florida entered an Order Preliminarily Approving the Class Action Settlement. The court established December 7, 2006 as the final hearing date to approve the Settlement Agreement.

The foregoing description is qualified in its entirety by reference to the full text of the Settlement Agreement, which is attached as an exhibit to this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

Fidelity Bankshares, Inc. (the “Company”) is the parent company of Fidelity Federal Bank & Trust (“Fidelity Federal” or the “Bank”). The Company conducts no business other than holding the common stock of the Bank and common shares in its special purpose trusts, Fidelity Capital II and Fidelity Capital III. Consequently, the Company’s net income is primarily derived from the Bank. The Bank’s net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in loans and securities, and its cost of funds consisting of interest paid on deposits and borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments, and operating expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market interest rates tends to be highly cyclical.

Forward-Looking Statements.

When used in this report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Recent Events.

Agreement and Plan of Merger

On July 26, 2006, Fidelity Bankshares, Inc. (“Fidelity”), the holding company of Fidelity Federal Bank & Trust (“Fidelity Federal”), a federal savings bank headquartered in West Palm Beach, Florida, and National City Corporation (“National City”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Fidelity will merge with and into National City, with National City being the surviving corporation of such merger. Under the terms of the Merger Agreement, stockholders of Fidelity will be given the right to elect the following consideration for each share of Fidelity common stock: (i) 1.0977 shares of National City common stock; or (ii) $39.50 in cash, subject to allocation procedures that are intended to ensure that in the aggregate, 50% of the shares of Fidelity are converted into National City common stock and 50% of Fidelity shares are converted into cash. Fidelity stock options will be cashed out for the in-the-money value of such options. The transaction has a total indicated value of approximately $1 billion.

Subject to regulatory and Fidelity stockholder approvals, the transaction is expected to close in the first quarter of 2007.

A copy of the Merger Agreement is filed as Exhibit 2 to the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on July 31, 2006. A copy of the press release relating to the merger is filed as Exhibit 99 to the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on July 31, 2006. The foregoing description is qualified in its entirety by reference to the full text of such exhibits.

Settlement Agreement With Respect to Class Action Litigation

On July 26, 2006, Fidelity Federal entered into a Settlement Agreement with the Plaintiffs of two previously-disclosed class action lawsuits. These lawsuits, James Kehoe v. Fidelity Federal Bank & Trust, and Timothy Neilsen and Timothy G. Martin vs. Fidelity Federal Bank & Trust, each of which was filed in the United States District Court for the Southern District of Florida, allege that Fidelity Federal violated the Driver’s Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal’s marketing efforts.

Under the Settlement Agreement, and without admitting any liability or fault, Fidelity Federal agreed to the certification of a conditional settlement class, solely for settlement purposes, subject to preliminary and final court approval.

Under the terms of the Settlement Agreement, any class members who qualify and timely submit a Claim Form will receive payment of an amount not to exceed $160 per person. Fidelity Federal has agreed to pay Plaintiffs’ attorneys’ fees in an amount not to exceed $10,000,000 plus their reasonable expenses not to exceed $120,000. Fidelity Federal will pay Class Representative James Kehoe not more than $10,000, and Class Representatives Timothy Neilsen and Timothy G. Martin not more than $3,000 each for their participation in this case on behalf of all Class Members. Additionally, Fidelity Federal has agreed to certain injunctive relief, including certifying that Fidelity Federal did not keep or maintain any data obtained from the State of Florida, providing that Fidelity Federal shall not disclose or sell any such data, and agreeing to a privacy audit, the cost of which shall not exceed $25,000. Under the terms of the settlement, Fidelity Federal’s total costs and expense, including the payments to Class Members, cannot exceed $50 million.

In addition to final court approval, the Settlement Agreement is contingent upon the consummation of the acquisition of Fidelity by National City, described above.

On July 31, 2006, the United States District Court for the Southern District of Florida entered an Order Preliminarily Approving the Class Action Settlement. The court established December 7, 2006 as the final hearing date to approve the Settlement Agreement.

The foregoing description is qualified in its entirety by reference to the full text of the Settlement Agreement, which is attached as an exhibit to this Quarterly Report.

Changes in Financial Condition.

Our assets increased by $152.4 million, from $4.1 billion at December 31, 2005 to $4.2 billion at June 30, 2006. Of this amount, approximately $235.5 million resulted from a net increase in loans receivable. Deposits decreased by $183.5 million, primarily due to the runoff of short term certificates of deposit. In addition, cash and cash equivalents decreased by $68.1 million. Funds were provided for asset growth and deposits funding through an increase of $178.3 million in borrowings from the Federal Home Loan Bank. In addition, we experienced an increase of $136.5 million in other borrowed funds which is primarily a collateralized sweep account used by commercial depositors.

Results of Operations.

Net income for the six months ended June 20, 2006 was $16.5 million compared to $15.5 million for the same 2005 period. This increase was attributable to an increase of $7.1 million in net interest income. The increase in net interest income resulted from an increase in interest income of $30.9 million which was partially offset by an increase in interest expense of $23.8 million. In addition, net income was affected by a decrease in the provision for loan losses of $368,000, an increase in other income of $774,000, an increase in operating expenses of $6.4 million, and an increase in the provision for income taxes of $724,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Net income for the quarter ended June 30, 2006 was $8.7 million compared to $8.6 million for the same 2005 quarter. The increase resulted from an increase of $2.9 million in net interest income. The increase in net interest income consisted of an increase in interest income of $14.5 million which was partially offset by an increase in interest expense of $11.6 million. In addition, net income was affected by a decrease in the provision for loan losses of $236,000, an increase in other income of $415,000, an increase in operating expenses of $3.5 million, and an increase in the provision for income taxes of $63,000 for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005.

Interest Income.

Interest income for the six months ended June 30, 2006, totaled $126.3 million, representing a 32.4% increase of $30.9 million, from $95.4 million for the same period in 2005. Interest income from loans increased $30.7 million, primarily as a result of a 24.2% increase in the average balance of loans to $3.2 billion from $2.6 billion for the six months ended June 30, 2006 and 2005, respectively, along with an increase in the average yield on loans to 6.85% for the six months ended June 30, 2006 from 6.11% for the same period ended June 30, 2005. Interest income from securities decreased to $14.8 million for the six months ended June 30, 2006 from $16.4 million for the same period in 2005. This 10.1% decrease was attributable to a decrease in the average balance of these securities to $627.1 million from $720.8 million, partially offset by an increase in the average yield of these securities to 4.71% from 4.56%. We have been using proceeds from the repayment of these securities to fund loan growth. Interest income on other investments increased by $1.8 million due to an increase in the average yield of these investments to 4.74% from 3.32% and an increase in the average balance of these investments to $111.4 million from $48.0 million for the six months ended June 30, 2006 and 2005, respectively.

Interest income for the quarter ended June 30, 2006, totaled $64.6 million, representing an increase of $14.5 million or 29.0% from $50.1 million for the same quarter in 2005. Interest income from loans increased $15.8 million, primarily as a result of a 24.4% increase in the average balance of loans to $3.2 billion from $2.6 billion for the quarters ended June 30, 2006 and 2005, respectively, along with an increase in the average yield on loans to 6.98% for the quarter ended June 30, 2006 from 6.26% for the same period ended June 30, 2005. Interest income from securities decreased to $7.2 million for the quarter ended June 30, 2006 from $8.8 million for the 2005 quarter. This 18.4% decrease was attributable to a decrease in the average balance of these securities to $608.3 million from $766.0 million, partially offset by an increase in the average yield of these securities to 4.74% from 4.61%. We have been using proceeds from the repayment of these securities to fund loan growth. Interest income on other investments increased by $368,000 due to an increase in the average yield of these investments to 5.42% from 3.91% and an increase in the average balance of these investments to $56.1 million from $40.2 million for the quarters ended June 30, 2006 and 2005, respectively.

Interest Expense.

Interest expense for the six months ended June 30, 2006, totaled $56.1 million, an increase of $23.8 million, or 73.6%, from $32.3 million for the same period in 2005. The reason for this increase was an increase in interest expense on deposits of $24.4 million, or 100.2%, offset by a decrease in interest expense on borrowings of $618,000. The average balance of interest bearing deposits increased by $540.3 million, or 21.5% to $3.0 billion for the six months ended June 30, 2006 compared to $2.5 billion for the same period ended June 30, 2005 and the average cost of those deposits also increased to 3.20% compared to 1.96% for the comparative time period. The increase in the cost of deposits in 2006, compared to 2005, is due to the higher interest rate environment in 2006. The decrease in interest expense on borrowings was caused by a decrease in the average balance of these borrowings to $279.8 million from $320.2 million, offset by an increase in the average cost of borrowed funds to 5.25% for the six months ended June 30, 2006 from 4.98% for the comparable 2005 period.

Interest expense for the quarter ended June 30, 2006, totaled $28.7 million, an increase of $11.6 million, or 67.9%, from $17.1 million for the same quarter in 2005. The reason for this increase was an increase in interest expense on deposits and borrowings of $10.4 million and $1.2 million, respectively. The average balance of interest bearing deposits increased by $347.0 million, or 13.4% to $2.9 billion for the quarter ended June 30, 2006 compared to $2.6 billion for the quarter ended June 30, 2005 and the average cost of those deposits also increased to 3.25% compared to 2.13% for the comparative quarter. The increase in interest expense on borrowings was caused by an increase in the average balance of these borrowings to $353.6 million from $292.8 million and an increase in the average cost of borrowed funds to 5.39% for the quarter ended June 30, 2006 from 4.83% for the comparable 2005 quarter. Increases in the cost of deposits and borrowings in 2006, compared to 2005, reflects the higher short-term interest rate environment in 2006.

Net Interest Income.

During the six months ended June 30, 2006, the Company’s interest income increased by $30.9 million compared to the same period in 2005, while interest expense increased by $23.8 million, resulting in net interest income of $70.1 million for the six months ended June 30, 2006, compared to $63.1 million for the same period ended June 30, 2005.

During the quarter ended June 30, 2006, the Company’s interest income increased by $14.5 million compared to the same quarter in 2005, while interest expense increased by $11.6 million, resulting in net interest income of $35.9 million for the quarter ended June 30, 2006, a $2.9 million, or 8.9%, increase from the quarter ended June 30, 2005.

Provision for Loan Losses.

The provision for loan losses was $626,000 for the six months ended June 30, 2006, compared to $994,000 for the same period ended June 30, 2005. The provision for loan losses was $186,000 for the quarter ended June 30, 2006, compared to $422,000 for the quarter ended June 30, 2005. The provision for the six and three months ended June 30, 2006 is deemed adequate by management, reflecting the risks inherent in the Bank’s loan portfolio.

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

Other Income.

Other income for the six months ended June 30, 2006 was $12.0 million, representing an increase of $774,000 compared to the same period in 2005. The increase is primarily attributable to an increase in service charges on deposit accounts of $816,000.

Other income for the quarter ended June 30, 2006 was $6.1 million, representing an increase of $415,000 compared to the same quarter in 2005. The increase is primarily attributable to an increase in service charges on deposit accounts of $300,000.

Operating Expense.

Compared to the six months ending June 30, 2005, operating expense for the six months ending June 30, 2006 increased by $6.4 million, or 13.3%, to $54.7 million. Of this increase, $3.0 million is attributable to compensation and benefits, which increased by 11.1%. Increases in compensation and benefits expense were primarily attributable to operating 52 offices in the six months ended June 30, 2006 compared to 47 offices in the same period ended June 30, 2005, as well as an increase in incentive compensation as a result of increased profitability, additional personnel to serve deposit and loan customers, and normal salary increases. Occupancy and equipment costs and data processing costs increased by $1.3 million and $565,000, respectively, which reflects our continued costs in developing customer service facilities and acquiring technology equipment. Miscellaneous operating costs also increased by $1.4 million to $10.9 million for the six months ended June 30, 2006 compared to the same period in 2005 primarily due to an increase of $501,000 in auditing and consulting expenses, $182,000 increase in legal fees, and $129,000 increase in amortization of core deposit intangibles from the April 2005 acquisition of First Community Bancorp. In addition, a $161,000 write-off of unamortized leasehold improvements occurred during the six months ended June 30, 2006, due to early termination of leases. The remaining increase in expense largely reflects the costs of operating additional branch facilities.

Compared to the quarter ending June 30, 2005, operating expense for the quarter ending June 30, 2006 increased by $3.5 million, or 14.5%, to $27.9 million. Of this increase, $1.2 million, representing an increase of 8.4%, is attributable to compensation and benefits. Increases in compensation and benefits expense were primarily attributable to operating 52 offices in the quarter ended June 30, 2006 compared to 47 offices in the quarter ended June 30, 2005, as well as an increase in incentive compensation as a result of increased profitability, additional personnel to serve deposit and loan customers, and normal salary increases. Occupancy and equipment costs and data processing costs increased by $836,000 and $164,000, respectively, which reflects our continued costs in developing customer service facilities and acquiring technology equipment. Miscellaneous operating costs also increased by $1.2 million to $6.0 million for the quarter ended June 30, 2006 compared to the same quarter in 2005 primarily due to an increase of $330,000 in accounting and consulting expenses and $135,000 increase in legal fees. In addition, a $161,000 write-off of unamortized leasehold improvements occurred during the quarter ended June 30, 2006, due to early termination of leases. The remaining increase in expense largely reflects the costs of operating additional branch facilities.

Income Taxes.

The income tax provision was $10.2 million for the six months ended June 30, 2006 compared to $9.5 million for the same period ended June 30, 2005. The income tax provision was $5.4 million for the quarter ended June 30, 2006 compared to $5.3 million for the quarter ended June 30, 2005. The provision reflects the current rates paid for Federal and state income taxes applied to the Company’s pre-tax income.

Other Comprehensive Income (Loss).

The Company’s only change in Other Comprehensive Operations for the six and three months ended June 30, 2006 and 2005 is the change in the unrealized gain or loss on securities available for sale.

Comprehensive income for the six months ended June 30, 2006 was $11.5 million compared to comprehensive income of $13.3 million for the same period ended June 30, 2005. During the six months ended June 30, 2006, due to rising market interest rates, the market value of the Company’s assets available for sale decreased by $8.2 million which, net of income tax of $3.2 million, resulted in other comprehensive loss of $5.0 million. During the six months ended June 30, 2005, the market value of the Company’s assets available for sale decreased by $3.5 million, which net of income tax benefit of $1.3 million resulted in other comprehensive loss of $2.2 million.

Comprehensive income for the quarter ended June 30, 2006 was $4.3 million compared to comprehensive income of $11.3 million for the quarter ended June 30, 2005. During the quarter ended June 30, 2006, due to rising market interest rates, the market value of the Company’s assets available for sale decreased by $7.1 million which, net of income tax of $2.7 million, resulted in other comprehensive loss of $4.4 million. During the quarter ended June 30, 2005, the market value of the Company’s assets available for sale increased by $4.2 million, which net of income tax expense of $1.6 million resulted in other comprehensive income of $2.6 million.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s liquidity ratio averaged 3.30% during the month of June 2006. Liquidity ratios averaged 4.93% for the quarter ended June 30, 2006. The Bank adjusts its liquidity levels in order to meet the funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the FHLB of Atlanta amounted to $610,000 at June 30, 2006. Other assets qualifying for liquidity at June 30, 2006, including unpledged mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, were $124.1 million. For additional information about cash flows from the Company’s operating, financing and investing activities, see the Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2006, the Bank had $270.7 million in advances from the FHLB. At June 30, 2006, the Bank had commitments to extend credit for or purchase loans of $327.1 million, in addition to undisbursed loan proceeds on closed loans of $481.9 million and undisbursed revolving lines of credit of $287.4 million. Certificates of deposit scheduled to mature in less than one year at June 30, 2006 totaled $695.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations. This statement is not expected to have a material effect on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract for a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company’s financial statements.

In December 2005, the FASB issued FASB Staff Position (“FSP”) SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The guidance requires the disclosure of concentrations of loans with certain features that may increase the creditor’s exposure to risk of nonpayment. These loans are often referred to as “non-traditional” loans and include features such as high LTV ratios, terms that permit payments smaller than the interest accruals and loans where the borrower is subject to significant payment increases over the life of the loan. The Bank’s management has evaluated the impact of this FSP and has concluded that our disclosures are consistent with the objectives of the FSP.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company’s interest-bearing liabilities and nearly all of the Company’s interest-earning assets are held by the Bank, virtually all of the Company’s interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank’s operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank’s loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of June 30, 2006, the Company does not own any trading assets other than $1.5 million of assets held in trust by the Senior Management Performance Incentive Award Program, a deferred compensation plan, which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At June 30, 2006, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

Asset and Liability Management-Interest Rate Sensitivity Analysis.

The majority of our assets and liabilities are monetary in nature, which subjects us to significant interest rate risk. As stated above, the majority of our interest-bearing liabilities and nearly all of our interest-earning assets are held by the Bank and, therefore, nearly all of our interest rate risk is at the Bank level.

We monitor interest rate risk by various methods, including “gap” analysis. Gap analysis attempts to measure the difference between the amount of interest earning assets expected to mature or reprice within a specific period of time compared to the amount of interest-bearing liabilities maturing or repricing within a specified period of time. An interest rate sensitive gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities maturing or repricing within a specified period of time. An interest rate sensitive gap is considered negative when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing within a specified period of time. Companies with a positive gap can expect net interest income to increase during periods of rising interest rates and decline in periods of falling interest rates.

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

Accordingly, while the table provides an estimate of the Bank’s interest rate risk exposure at a particular point in time, it is not intended to provide a precise forecast of the effect of market changes on the Bank’s net interest income, as actual results may vary.

The Bank’s policy in recent years has been to reduce its exposure to interest rate risk generally by better matching the maturities of its interest rate sensitive assets and liabilities and by originating ARM loans and other adjustable rate or short-term loans, as well as by purchasing short-term investments. However, in a low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. The Bank does not solicit high-rate jumbo certificates or brokered funds.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company’s cumulative one-year interest rate sensitivity gap at June 30, 2006 was a positive 19.66%.

	Time to Maturity
	Within Three Months	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years
	(Dollars in Thousands)
Interest-earning assets (1):
Residential mortgage loans: (2)
Fixed rate	$32,025	$88,633	$182,021	$124,966	$239,604
Adjustable rate	189,137	252,065	256,686	304,351	—
Commercial mortgage loans: (2)
Fixed rate	13,659	32,999	48,720	31,438	48,726
Adjustable rate	397,187	584,825	9,185	936	—

Other loans (2)
Fixed rate	13,799	28,022	36,325	16,282	6,311
Adjustable rate	345,853	8,400	—	—	—
Securities
Fixed rate	28,538	77,933	178,796	115,972	164,826
Adjustable rate	64,541	—	—	—	—
Other interest earning assets – adjustable	46,634	—	—	—	—

Total	$1,131,373	$1,072,877	$711,733	$593,945	$459,467

Interest-bearing liabilities
Deposits: (3)
Checking and funds transfer accounts	$23,551	$70,653	$107,665	$80,237	$1,082,845
Passbook accounts	16,001	48,003	89,448	69,629	494,448
Money market accounts	17,590	52,770	78,135	50,006	318,762
Certificate accounts (4)	160,745	534,449	56,541	5,890	—
Borrowings: (4)	437,547	10,177	66,735	444	—

Total	$655,434	$716,052	$398,524	$206,206	$1,896,055

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$475,939	$356,825	$313,209	$387,739	$(1,436,588)

Cumulative excess of interest-earning assets over interest-bearing liabilities	$475,939	$832,764	$1,145,973	$1,533,712	$97,124

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total assets	11.24%	19.66%	27.06%	36.22%	2.29%

(1)	Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a 15% prepayment rate.
(2)	Balances are shown net of loans in process and are not adjusted for premiums, discounts, reserves and unearned fees.
(3)	All of the Company’s non-certificate deposits are generally subject to immediate withdrawal. However, in preparation of this table the Company has used national decay rates calculated by a leading Bank consulting firm. These national decay rates consider a significant portion of these accounts to be core deposits having longer effective maturities based on the firm’s calculations of national average deposit runoff. These decay rates may be different than the actual decay rates experienced by the Company.
(4)	Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls.

There were no material changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect these internal controls over financial reporting.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

FIDELITY BANKSHARES, INC.

AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is subject to various claims, legal actions and complaints arising in the ordinary course of business. In the Company’s opinion, the disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

On July 26, 2006, Fidelity Federal entered into a Settlement Agreement with the Plaintiffs of two previously-disclosed class action lawsuits. These lawsuits, James Kehoe v. Fidelity Federal Bank & Trust, and Timothy Neilsen and Timothy G. Martin vs. Fidelity Federal Bank & Trust, each of which was filed in the United States District Court for the Southern District of Florida, allege that Fidelity Federal violated the Driver’s Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal’s marketing efforts.

Under the Settlement Agreement, and without admitting any liability or fault, Fidelity Federal agreed to the certification of a conditional settlement class, solely for settlement purposes, subject to preliminary and final court approval.

Under the terms of the Settlement Agreement, any class members who qualify and timely submit a Claim Form will receive payment of an amount not to exceed $160 per person. Fidelity Federal has agreed to pay Plaintiffs’ attorneys’ fees in an amount not to exceed $10,000,000 plus their reasonable expenses not to exceed $120,000. Fidelity Federal will pay Class Representative James Kehoe not more than $10,000, and Class Representatives Timothy Neilsen and Timothy G. Martin not more than $3,000 each for their participation in this case on behalf of all Class Members. Additionally, Fidelity Federal has agreed to certain injunctive relief, including certifying that Fidelity Federal did not keep or maintain any data obtained from the State of Florida, providing that Fidelity Federal shall not disclose or sell any such data, and agreeing to a privacy audit, the cost of which shall not exceed $25,000. Under the terms of the settlement, Fidelity Federal’s total costs and expense, including the payments to Class Members, cannot exceed $50 million.

In addition to final court approval, the Settlement Agreement is contingent upon the consummation of the acquisition of Fidelity by National City, described above.

On July 31, 2006, the United States District Court for the Southern District of Florida entered an Order Preliminarily Approving the Class Action Settlement. The court established December 7, 2006 as the final hearing date to approve the Settlement Agreement.

The foregoing description is qualified in its entirety by reference to the full text of the Settlement Agreement, which is attached as an exhibit to this Quarterly Report.

On April 8, 2005, Fidelity Federal Bank & Trust was named as defendant in a lawsuit CORINTHIAN LLC vs. FIDELITY FEDERAL BANK & TRUST; SEWELL HARDWARE COMPANY; BROWN/SEWELL PARTNERSHIP filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Fidelity is one of a number of defendants. The plaintiffs in this case have alleged unspecified monetary damages for breach of contract, specific performance, conversion and unjust enrichment in connection with a contract for sale of Bank property where the Bank was forced to default Plaintiff for failure to perform. Fidelity Federal in consultation with counsel has concluded that the case is without merit, and intends to vigorously defend the case.

On February 18, 2004, Fidelity Federal Bank & Trust was named as defendant in a lawsuit William Adams et al., vs. Thomson Financial, Inc., Fidelity Federal Bank & Trust, N.A., Fidelity Investments Services, L.L.C., d/b/a Fidelity Investments, National Financial Services, L.L.C., f/k/a National Financial Services Corporation, Zoe Marrero, filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiffs in this case have alleged various causes of action against numerous defendants which arise from plaintiffs’ investments in various entities controlled and operated by Thomas Abrams, who was convicted of running a Ponzi Scheme. Fidelity Federal is a named defendant in one count of the complaint alleging aiding and abetting breaches of fiduciary duty. The allegations are based upon Fidelity Federal allowing Abrams to set up accounts with Fidelity Federal, deposit monies in them, issue bank checks based upon the deposits and instructions from authorized signatories on the accounts and generally offer banking services to the Abrams entities. Plaintiffs make additional allegations that Fidelity Federal solicited clients for the Abrams entities and pressured clients to place deposits with the Abrams entities and Fidelity Federal, which are without basis. There is no specific request for damages, other than the jurisdictional amount of in excess of $15,000. The Plaintiffs allege they lost in excess of $18.0 million investing with Abrams. The actual amount of losses incurred by the plaintiffs are as of yet undetermined. On May 20, 2005, the Court entered an Order granting in part Fidelity Federal’s Motion to Dismiss the Second Amended Complaint. The Court struck all of Plaintiff’s claims for non-economic damages (e.g., custodial damages), and dismissed the aiding and abetting breach of fiduciary duty claim, with leave to amend, based on each Plaintiff’s failure to allege specific ultimate facts that the bank’s alleged actions were the proximate cause of plaintiff’s losses. A Fourth Amended Complaint was filed on January 27, 2006. We intend to vigorously defend our position on the basis that we acted solely as a depository bank in the transactions and allegations of improper conduct by the bank are factually inaccurate.

Item 1A Risk Factors

There are no changes from the risk factors set forth in the Company’s Annual Report on Form 10-K.

Item 2 Changes in Securities and Stock Repurchases

None.

Item 3 Default Upon Senior Securities

Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

Ballot No. 1

The election of Vince A. Elhilow, William H. Sned, Jr. and Donald E. Warren, M.D. to serve as directors for a term of three years, or until their successors have been elected and qualified.

	For	Withheld
Vince A. Elhilow	19,882,207	409,252
William H. Sned, Jr.	19,787,021	504,437
Donald E. Warren, M.D.	19,239,818	1,051,641

Item 5 Other Information

None.

Item 6 Exhibits

10.1 Settlement Agreement and Release Dated as of July 21, 2006

31.1 302 Certification

31.2 302 Certification

32.1 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

FIDELITY BANKSHARES, INC.

Date: August 7, 2006	By:	/S/ Vince A. Elhilow
Vince A. Elhilow
President and Chief Executive Officer

Date: August 7, 2006	By:	/S/ Richard D. Aldred
Richard D. Aldred
Executive Vice President
Chief Financial Officer