Form 10-Q
period 2006-09-30
FIDELITY BANKSHARES INC
filed 2006-11-07
CIK 1028336

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552
                           --------------------------

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ___________________to__________________

         Commission File Number   0-29040
                                  --------------------------------------------

                            Fidelity Bankshares, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                           65-1101656
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


 205 Datura Street, West Palm Beach, Florida                              33401
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

     Yes            No       |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: There were 25,487,110 shares of the Registrant's common stock par value $.10 per share outstanding as of October 31, 2006.

                            FIDELITY BANKSHARES, INC.
                                      INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

 Item 1.    Financial Statements...............................................1

            Unaudited Condensed Consolidated Statements of Financial Condition
             as of December 31, 2005 and September 30, 2006....................2

            Unaudited Condensed Consolidated Statements of Operations for the
             three and the nine months ended September 30, 2005 and 2006.......3

            Unaudited Condensed Consolidated Statements of Comprehensive
             Operations for the three and the nine months ended
              September 30, 2005 and 2006......................................4

            Unaudited Condensed Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2005 and 2006.................5

            Notes to Unaudited Condensed Consolidated Financial Statements.....6

 Item 2.    Management's Discussion and Analysis of Financial Condition
<
                 and Results of Operations....................................18

 Item 3.    Quantitative and Qualitative Disclosure About Market Risk.........25

 Item 4.    Controls and Procedures...........................................28

PART II.      OTHER INFORMATION...............................................29

 Item 1.    Legal Proceedings.................................................29

 Item 1A.   Risk Factors......................................................30

 Item 2.    Changes in Securities and Stock Repurchases.......................30

 Item 3.    Default Upon Senior Securities....................................30

 Item 4.    Submission of Matters to a Vote of Security Holders...............30

 Item 5.    Other Information.................................................31

 Item 6.    Exhibits..........................................................31

EXHIBITS

              Section 302 Certification

              Section 906 Certification

PART I.       FINANCIAL INFORMATION
              Item 1.    Financial Statements

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                            December 31,         September 30,
                                                                                                2005                  2006
                                                                                         ==================== ===================
ASSETS (In thousands, except share data) CASH AND CASH EQUIVALENTS:
     Cash and amounts due from depository institutions..............................          $   150,657          $    92,090
     Interest-earning deposits......................................................               39,283               26,658
                                                                                              -----------          -----------
         Total cash and cash equivalents............................................              189,940              118,748
SECURITIES AVAILABLE FOR SALE.......................................................              410,473              342,425
SECURITIES HELD TO MATURITY ( fair value - $241,463 and $251,833 at December 31,
     2005                 and September 30, 2006, respectively).....................              242,497               254,720

LOANS RECEIVABLE, net of allowance for loan losses - $16,171 and $17,390 at December
     31,  2005 and September 30, 2006, respectively.................................            3,036,710            3,429,229
OFFICE PROPERTIES AND EQUIPMENT, net................................................               91,164               94,294
FEDERAL HOME LOAN BANK STOCK, at cost...............................................               11,398               23,127
FORECLOSED ASSETS, net..............................................................                1,793                   14
ACCRUED INTEREST RECEIVABLE.........................................................               16,273               18,706
DEFERRED INCOME TAX ASSET...........................................................               11,933               14,218
GOODWILL  ..........................................................................               14,256               14,256
CORE DEPOSIT INTANGIBLES............................................................                6,528                5,957
OTHER ASSETS                                                                                       49,646               65,855
                                                                                              -----------          -----------
TOTAL ASSETS                                                                                  $ 4,082,611          $ 4,381,549
                                                                                              ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
DEPOSITS:
     Non-interest bearing...........................................................          $   485,425          $   484,561
     Interest bearing...............................................................            3,055,449            2,939,658
                                                                                              -----------          -----------
         Total deposits.............................................................            3,540,874            3,424,219
OTHER BORROWED FUNDS................................................................               54,113              190,124
ADVANCES FROM FEDERAL HOME LOAN BANK................................................               92,364              332,487
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE.......................................                1,461               25,246
JUNIOR SUBORDINATED DEBENTURES......................................................              53,608                53,608
OTHER LIABILITIES...................................................................               55,423               51,562
                                                                                              -----------           ----------
     TOTAL LIABILITIES..............................................................            3,797,843            4,077,246
                                                                                              -----------           ----------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, 2,000,000 shares authorized, none issued...........................                    -                    -
COMMON STOCK ($.10 par value) 30,000,000 authorized shares:
     outstanding 25,114,716 at December 31, 2005 and 25,384,215 at
         September 30, 2006.........................................................                2,511                2,538
ADDITIONAL PAID IN CAPITAL..........................................................              167,197              170,038
RETAINED EARNINGS - substantially restricted........................................              129,842              146,081
TREASURY STOCK - at cost, 416,799 shares at December 31, 2005 and
     397,023 shares at September 30, 2006...........................................               (1,794)              (1,751)
COMMON STOCK ALLOCATED TO:
     Employee stock ownership plan..................................................               (3,561)              (3,300)
     Recognition and retention plan.................................................               (1,785)                (840)
ACCUMULATED OTHER COMPREHENSIVE LOSS................................................               (7,642)              (8,463)
                                                                                              ------------          -----------
     TOTAL STOCKHOLDERS' EQUITY.....................................................               284,768               304,303
                                                                                              ------------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................          $  4,082,611          $ 4,381,549
                                                                                              ============          ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.
                                       2

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                For the                    For the
                                                                          Three Months Ended          Nine Months Ended
                                                                            September 30,                September 30,
                                                                           2005        2006            2005         2006
                                                                       ==================================================
                                                                               (In thousands, except per share data)
Interest income:
     Loans.............................................................   $  44,920     $ 59,334    $  123,109    $ 168,218
     Securities .......................................................       8,382        7,381        24,798       22,146
     Other investments.................................................         681          752         1,477        3,388
                                                                          ---------     --------    ----------    ---------
         Total interest income.........................................      53,983       67,467       149,384      193,752
                                                                          ---------     --------    ----------    ---------
Interest expense:
     Deposits..........................................................      17,513       26,594        41,889       75,383
     Advances from Federal Home Loan Bank and other borrowings.........       3,049        7,563        11,017       14,914
                                                                          ---------     --------    ----------    ---------
         Total interest expense........................................      20,562       34,157        52,906       90,297
                                                                          ---------     --------    ----------    ---------

Net interest income....................................................      33,421       33,310        96,478      103,455

Provision for loan losses..............................................         304          694         1,298        1,320
                                                                           --------     --------     ---------     --------

Net interest income after provision for loan losses....................      33,117       32,616        95,180      102,135
                                                                           --------     --------     ---------      --------

Other income:
     Service charges on deposit accounts...............................       2,972        3,489         8,272         9,605
     Fees for other banking services...................................       2,375        2,554         6,950         7,331
     Net gain on sale of loans.........................................         170           41           643           265
     Miscellaneous.....................................................         540          405         1,384         1,254
                                                                           --------     --------      --------      --------
         Total other income............................................       6,057        6,489        17,249        18,455
                                                                           --------     --------      --------      --------
Operating expense:
     Employee compensation and benefits................................      14,669       15,495        42,091        45,960
     Occupancy and equipment...........................................       3,673        4,280        10,484        12,349
     Data processing...................................................       1,811        1,916         4,818         5,487
     Marketing.........................................................         715          940         2,230         2,657
     Miscellaneous.....................................................       4,995        6,719        14,524        14,336
                                                                           --------     --------      --------      --------
         Total operating expense.......................................      25,863       29,350        74,147        84,075
                                                                           --------     --------      --------      --------

Income before provision for income taxes...............................      13,311        9,755        38,282        36,515

Provision for income taxes.............................................       5,052        4,103        14,560        14,336
                                                                           --------     --------      --------      ---------
              Net income...............................................    $  8,259     $  5,652      $ 23,722      $ 22,179
                                                                           ========     ========      ========      ========
Earnings per share: (Note 3)
     Basic.............................................................    $   0.34     $   0.23      $   0.98      $   0.90
                                                                           ========     ========      ========      ========
     Diluted...........................................................    $   0.33     $   0.22      $   0.95      $   0.87
                                                                           ========     ========      ========      ========
Dividends declared per share...........................................    $   0.08     $   0.08      $   0.24      $   0.24
                                                                           ========     ========      ========      ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
--------------------------------------------------------------------------------

                                                                                For the                       For the
                                                                            Three Months Ended           Nine Months Ended
                                                                              September 30,                 September 30,
                                                                          2005          2006             2005         2006
                                                                        ===================================================
                                                                                           (In thousands)


Net Income........................................................      $  8,259       $  5,652         $ 23,722    $ 22,179
Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on assets available for sale........        (2,179)         4,220           (4,355)       (821)
                                                                        --------       --------         --------    --------
Comprehensive income..............................................      $  6,080       $  9,872         $ 19,367    $ 21,358
                                                                        ========       ========         ========    ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

FIDELITY BANKSHARES, INC.
--------------------------------------------------------------------------------
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                      2005            2006
                                                                                  ==========================
                                                                                       (In thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net Income.............................................................            $ 23,722         $22,179
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation........................................................               5,246           5,504
   Amortization of core deposit intangibles............................                 380             570
   ESOP compensation expense...........................................               1,044           1,363
Stock based compensation expense.......................................                 945             945
   Accretion of discounts, amortization of premiums and intangible
    assets, and other deferred yield items.............................              (5,275)         (4,672)
   Provision for loan losses...........................................               1,298           1,320
   Provision for losses and net (gains) losses on sales of real
    estate owned.......................................................                (130)           (369)
   Net (gain) loss on sale of:
         Loans.........................................................                (643)           (265)
         Office properties and equipment...............................                  46             181
     Excess tax benefits from share-based payment arrangements.........                   -            (817)
   Increase in accrued interest receivable.............................              (1,977)         (2,431)
   Increase in other assets............................................              (2,651)        (15,889)
      Increase in deferred income tax asset............................              (1,741)         (1,738)
     Increase in drafts payable........................................               1,314             675
   Increase (decrease) in other liabilities............................               2,493          (4,510)
                                                                                   --------         -------
         Net cash provided by operating activities.....................              24,071           2,046
                                                                                   --------         -------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
Loan originations and principal payments on loans......................            (450,854)       (444,864)
Principal payments received on:
    Securities available for sale......................................              61,826          43,762
    Securities held to maturity........................................              34,297          26,899
Purchases of:
   Loans...............................................................             (29,809)              -
   Securities available for sale.......................................              (6,947)         (1,565)
   Securities held to maturity.........................................                   -          (4,388)
   Federal Home Loan Bank stock........................................              (3,422)        (25,696)
   Office properties and equipment.....................................              (9,202)         (9,238)
Proceeds from sales of:
   Loans...............................................................              35,907          20,684
   Federal Home Loan Bank stock........................................               8,695          13,966
   Securities available for sale.......................................              24,667               -
   Repossessed assets acquired in settlement of loans..................                 160           2,313
   Office properties and equipment.....................................                   -              12
   Mortgage backed securities..........................................               8,246               -
Proceeds from maturities of securities available for sale..............               5,050          25,000
Net cash received from acquisitions....................................               6,577               -
Other..................................................................                (141)            166
                                                                                   --------         -------
         Net cash used for investing activities........................            (314,950)        (352,949)
                                                                                   --------         -------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
Proceeds from the exercise of stock options............................                 212           1,544
Excess tax benefits from share-based payment arrangements..............                   -             817
Cash dividends paid....................................................              (5,292)         (5,914)
Net increase (decrease) in:
   NOW accounts, demand deposits and savings accounts..................             232,810        (105,742)
   Certificates of deposit.............................................             132,781         (10,913)
   Advances from Federal Home Loan Bank................................            (136,599)        240,123
   Other borrowed funds................................................              44,596         136,011
   Advances by borrowers for taxes and insurance.......................              18,828          23,785
                                                                                   --------        --------
         Net cash provided by financing activities.....................             287,336         279,711
                                                                                   --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................              (3,543)        (71,192)
CASH AND CASH EQUIVALENTS, beginning of period.........................             149,409         189,940
                                                                                   --------         -------
CASH AND CASH EQUIVALENTS, end of period...............................            $145,866        $118,748
                                                                                   ========        =========

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

These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303 (b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2006 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

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

Reclassifications - Certain amounts in the financial statements have been reclassified to conform with the September 30, 2006 presentation.

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

The following is a summary of stock-based award activity during the nine months ended September 30, 2006:

                                                            Weighted-Average   Weighted-Average       Aggregate
                                               Number of    Exercise Price        Remaining        Intrinsic Value
                                                 Shares                        Contractual Life      (In Thousands)
                                               -----------  ----------------   -----------------   ----------------
       Stock Options:
   Outstanding as of December 31, 2005           1,188,877        $ 15.19
   Granted                                               -              -
   Exercised                                       111,895          13.79
   Forfeited                                             -              -
                                                 ---------        -------
   Outstanding  as  of  September  30, 2006      1,076,982        $ 15.34            5.8                $ 25,492
                                                 =========        =======         =======               ========

   Exercisable  as  of  September  30, 2006      1,076,982        $ 15.34            5.8                $ 25,492
                                                 =========        =======         =======               ========



                                                    Weighted-
                                        Number of    Average    Weighted-Average
                                       Restricted   Grant-Date      Remaining
                                         Shares     Fair Value  Contractual Life
                                        ---------------------------------------
 Restricted Stock:
 Unvested as of December 31, 2005        186,570      $ 13.51
 Awarded                                       -            -
 Vested                                   93,375        13.51
 Forfeited                                     -            -
                                         -------      -------
 Unvested as of September 30, 2006        93,195      $ 13.51           0.6
                                         =======      =======        =======


The aggregate intrinsic value for stock options and restricted stock in the preceding tables represents the total pre-tax intrinsic value, based on the Company's closing stock price of $39.01 as of September 30, 2006. These amounts represent the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $2.5 million. For the options exercised during the nine months ended September 30, 2006, the Company received cash of $1.5 million and realized a tax benefit from the exercise of stock option of $817,000. The Company has a policy of issuing new shares to satisfy share option exercises and shares which vest and are distributed under the RR Plan

Additional information regarding options outstanding and exercisable as of September 30, 2006, is as follows:

                                                                     Weighted-Average     Weighted-Average
          Range of exercise prices              Number of Shares         Remaining         Exercise Price
                                                                     Contractual Life
---------------------------------------------------------------------------------------------------------
 $13.51                                             919,097              5.6               $   13.51
  16.93                                              5,760               5.6                   16.93
  22.38                                             13,292               5.6                   22.38
  23.13                                             11,388               5.6                   23.13
  24.71                                              6,000               7.4                   24.71
  24.75                                             10,917               5.6                   24.75
  24.90                                              8,030               5.6                   24.90
  25.12                                             27,868               5.6                   25.12
  25.30                                              3,951               5.6                   25.30
  25.59                                              7,815               5.6                   25.59
  27.67                                             48,000               8.8                   25.67
  33.33                                             14,864               7.3                   33.33
                                                 ---------                                 ----------
                                                 1,076,982               5.8               $   15.34
                                                 =========             =======             ==========

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

SFAS No. 123(R) requires a modified prospective application and the Company has applied the statement to new awards and to awards modified, repurchased, or cancelled beginning January 1, 2006. At December 31, 2005 there were no unvested stock options outstanding. For the three and the nine months ended September 30, 2006, $195,000 and $584,000, respectively, in compensation expense, net of related tax effects, has been recognized in employee compensation and benefits in the condensed consolidated statement of operations related to restricted stock. Compensation costs for these awards are based on fair value at the original grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including: expected volatility based on the historical price of the Company's stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company's history and expectation of dividend payments. No stock options were granted or restricted stock issued during the three months ended September 30, 2006 and September 30, 2005, respectively.

As the Company has applied the modified prospective application, the Company did not restate prior periods. The pro forma disclosures required by SFAS No. 148 for the three and nine month periods ended September 30, 2005 are presented below (dollars in thousands, except per share amounts).

                                                                                    For the                For the
                                                                               Three Months Ended     Nine Months Ended
                                                                               September 30, 2005     September 30, 2005
                                                                              ====================   ====================
                                                                                (In thousands, except per share amounts)

Net Income, as reported......................................................     $   8,259              $   23,722
    Add: Total stock-based employee compensation expense included in
      reported net earnings, net of related tax effects.......................          195                     586
    Deduct: Total stock-based employee compensation expense determined
      under fair value based method for all awards, net of related tax effects         (334)                 (1,143)
                                                                                  ---------              ----------
Pro forma net income.........................................................     $   8,120              $   23,165
                                                                                  =========              ==========

    Basic - as reported.......................................................         0.34                    0.98
    Basic - pro forma.........................................................         0.33                    0.95

    Diluted - as reported.....................................................         0.33                    0.95
    Diluted - pro forma.......................................................         0.32                    0.93

The assumptions used to determine the stock-based employee compensation expense determined under the fair value based method for all awards for the nine months ended September 30, 2005 include an expected volatility of 27.39%, a risk free rate of return of 3.81%, an expected life of 5 years, and an expected dividend yield of 1.16%.

As of September 30, 2006, there were no unvested stock options outstanding and, accordingly, no related unrecognized compensation costs. As of September 30, 2006 the total unrecognized compensation cost related to restricted stock was $840,000, which is expected to be recognized evenly through May 2007.

3.    EARNINGS PER SHARE
Earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2005 and 2006. Adjustments have been made to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options and recognition and retention plan shares, all of which are considered common stock equivalents.

                                                                       For the Three Months Ended
                                                                             September 30,
                                                               -------------------------------------
                                                                     2005               2006

Net income...................................................     $ 8,259,000       $ 5,652,000

Weighted average common shares outstanding..................       24,538,667         24,757,741
                                                                  ===========       ============
         Basic earnings per share.............                    $      0.34       $      0.23
                                                                  ===========       ============

Weighted average common shares outstanding..................       24,538,667         24,757,741
Additional dilutive shares related to stock options and
recognition and retention plan shares.......................          719,075            702,944
                                                                  -----------       ------------
Total weighted average common shares and equivalents outstanding
for diluted earnings per share computation...................      25,460,685         25,257,742
                                                                  ===========       ============
                   Diluted earnings per share...............      $      0.33       $       0.22
                                                                  ===========       ============


                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                -----------------------------------
                                                                     2005               2006
Net income...................................................    $ 23,722,000       $ 22,179,000

Weighted average common shares outstanding..................       24,273,719         24,686,148
                                                                 =============      =============
                       Basic earnings per share.............     $       0.98       $       0.90
                                                                 =============      =============

Weighted average common shares outstanding..................       24,273,719         24,686,148
Additional dilutive shares related to stock options and
recognition and retention plan shares.......................          661,381            636,288
                                                                 -------------      -------------
Total weighted average common shares and equivalents outstanding
for diluted earnings per share computation...................      25,347,529          24,910,007
                                                                 =============      =============
                   Diluted earnings per share...............     $       0.95       $        0.87
                                                                 =============      =============

4.   LOANS RECEIVABLE
Loans receivable at December 31, 2005 and at September 30, 2006, consist of the following:

                                                                             December 31,       September 30,
                                                                                2005               2006
                                                                            ===============================
                                                                                        (In thousands)
One- to four- family, residential real estate mortgages..............         $1,061,487        $1,224,553
Commercial and multi-family real estate mortgages....................          1,082,719         1,236,161
Real estate construction-primarily residential.......................            390,751           458,157
Land loans-primarily residential.....................................             71,502            62,759
                                                                              ----------        ----------
Total first mortgage loans...........................................          2,606,459         2,981,630
Consumer loans.......................................................            295,622           314,561
Commercial business loans............................................            153,916           153,304
                                                                              ----------        ----------
Total loans, net of loans in process.................................          3,055,997         3,449,495
Deduct:
     Unearned discounts, premiums and deferred loan fees, (costs), net             3,116             2,876
     Allowance for loan losses.......................................             16,171            17,390
                                                                              ----------        ----------
Loans receivable-net.................................................         $3,036,710        $3,429,229
                                                                              ==========        ==========

During the nine months ended September 30, 2006, the Company sold $20.8 million in loans, which resulted in net gains of $265,000. During the nine months ended September 30, 2005, the company sold $35.8 million in loans, which resulted in net gains of $643,000. During the nine months ended September 30, 2006 and 2005, the Company securitized $34.6 million and $202.6 million, respectively, in one-to four-family mortgage loans where the Company retained the resulting mortgage-backed securities.

During the quarter ended September 30, 2006, the Company sold $3.0 million in loans, which resulted in net gains of $41,000. During the quarter ended September 30, 2005, the Company sold $13.8 million in loans, which resulted in net gains of approximately $170,000. No securitizations occurred during the quarters ended September 30, 2006 and 2005.

At December 31, 2005, the Bank had $845,000 in loans held for sale or transfer. No loans were held for sale at September 30, 2006.

5.   ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses for the year ended December 31, 2005 and the three and nine months ended September 30, 2005 and 2006, is as follows:

                                          For the Year               For the Three Months         For the Nine Months
                                             Ended                          Ended                       Ended
                                          December 31,                   September 30,               September 30,
                                             2005                    2005        2006            2005          2006
                                       =================           ====================         ====================
                                         (In thousands)                (In thousands)              (In  thousands)

Balance at beginning of period......      $ 13,628                  $15,519     $16,703         $13,628        $16,171
Current provision...................         1,877                      304         694           1,298          1,320
Effect of acquisition...............           995                        -           -             995              -
Charge-offs.........................          (330)                    (168)         (8)           (266)          (105)
Recoveries..........................             1                        -           1               -              4
                                          --------                  -------     -------        --------        -------
Ending balance......................      $ 16,171                  $15,655     $17,390         $15,655        $17,390
                                          ========                  =======     =======        ========        =======

An analysis of the recorded investment in impaired loans owned by the Bank at the end of each period and the related specific valuation allowance for impaired loans is as follows:

                                                                    December 31, 2005           September 30, 2006
                                                                =========================== ============================
                                                                    Loan        Related         Loan         Related
                                                                  Balance      Allowance      Balance       Allowance
                                                                ------------- ------------- ------------- --------------
                                                                                    (In thousands)
Impaired loan balances and related allowances:
Loans with related allowance for loan losses................     $    627      $    334      $  1,277      $    280
Loans without related allowance for loan losses.............        6,818             -        18,374             -
                                                                 --------      --------      --------      --------
         Total..............................................     $  7,445      $    334      $ 19,651      $    280
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

6.   DEPOSITS
The weighted-average interest rates on deposits at December 31, 2005 and September 30, 2006 were 2.63% and 3.33%, respectively. Deposit accounts, by type, at December 31, 2005 and September 30, 2006 consist of the following:

                                                               December 31,     September 30,
                            Account Type                          2005              2006
                                                              =============     ==============
                                                                       (In thousands)
Non-interest-bearing checking accounts.....................   $   485,425       $  484,561
Interest-bearing checking and funds transfer accounts......       820,588          755,415
Passbook and statement accounts............................       825,117          624,569
Variable-rate money market accounts........................       507,664          668,507
Certificates of deposit....................................       902,080          891,167
                                                              -----------       ----------
Total......................................................   $ 3,540,874       $3,424,219
                                                              ===========       ==========

7.   ADVANCES FROM FEDERAL HOME LOAN BANK
The Bank had outstanding advances from the FHLB of $92.4 million with a weighted average interest rate of 4.89% and $332.5 million with a weighted average interest rate of 5.33% at December 31, 2005 and September 30, 2006, respectively. All of the advances shown had fixed interest rates and, depending on market rates, may have substantial prepayment penalties. The advances are repayable as follows:

                         At December 31,    At September 30,
                              2005                2006
  ==========================================================
                            (In thousands)

  Less than 1 year        $   13,572           $  255,000
     1-2 years                13,572               56,667
     2-3 years                58,988               20,179
     3-4 years                   893                    -
     4-5 years                     -                    -
     Thereafter                5,339                  641
                           ---------            ---------
Total                      $  92,364              332,487
                           =========            =========

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

Components of net periodic benefit cost are as follows:

                                                                   For the                    For the
                                                             Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                             2005         2006         2005            2006
                                                           ======================    ========================
                                                               (In Thousands)              (In Thousands)
  Service cost.......................................       $    596      $  604        $  1,788     $  1,811
  Interest cost......................................            407         446           1,221        1,338
  Expected return on assets..........................           (375)       (475)         (1,156)      (1,425)
  Net amortization ..................................            256         256             768          769
                                                             -------      ------        --------     --------
  Net periodic pension expense.......................        $   884      $  831        $  2,621     $  2,493
                                                             =======      ======        ========     ========
                                                                                                      10,953

The Company contributed $4.8 million for the plan year 2005 in the third quarter of 2006.

9.   REGULATORY CAPITAL
The Company's subsidiary, Fidelity Federal Bank & Trust, is a regulated financial institution. Its regulatory capital amounts and ratios are presented in the following table:

                                                                                                     To be Considered
                                                                           Minimum for               Well Capitalized
                                                                        Capital Adequacy           for Prompt Corrective
                                                   Actual                   Purposes                 Action Provisions
                                        ------------------------------------------------------------------------------
                                             Ratio      Amount         Ratio         Amount        Ratio        Amount
                                        ------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
As of December 31, 2005 Stockholders'
     Equity and ratio to total assets          8.0%     $326,560
                                          ========
Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                      5,785
Goodwill and other intangible assets.                    (21,365)
Disallowed servicing assets..........                       (364)
                                                        --------
Tangible capital and ratio to
     adjusted total assets...........          7.6%     $  310,616         1.5%       $  61,055
                                          ========      ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.6%     $  310,616         3.0%       $ 122,109        5.0%       $ 203,516
                                          ========      ==========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.8%     $  310,616         4.0%       $ 115,552        6.0%       $ 173,328
                                          ========      ----------      ======        =========     ======        =========

Allowable Tier 2 capital:
General loan valuation allowances ...                       15,380
                                                        ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.3%     $  325,996         8.0%       $ 231,104       10.0%       $ 288,880
                                          ========      ==========      ======        =========     ======        =========
Total assets.........................                   $4,082,716
Adjusted total assets................                   $4,070,316
                                                        ==========
Risk-weighted assets.................                   $2,888,804

As of September 30, 2006
     Stockholders' Equity and ratio
      to total assets.................        8.0%     $  351,019
                                          ========

Unrealized decrease in market value
     of assets available for sale
     (net of applicable income taxes)                        6,606
Goodwill and other intangible assets.                      (20,737)
Disallowed servicing assets..........                         (332)
                                                        ----------
Tangible capital and ratio to
     adjusted total assets...........          7.7%     $  336,556         1.5%       $  65,473
                                          ========      ==========      ======        =========
Tier I (core) capital and ratio to
     adjusted total assets...........          7.7%     $  336,556         3.0%       $ 130,947        5.0%       $ 218,245
                                          ========      ==========      ======        =========     ======        =========
Tier I (core) capital and ratio to
     risk-weighted total assets......         10.6%     $  336,556         4.0%       $ 126,421        6.0%       $ 189,631
                                          ========      ----------      ======        =========     ======        =========
Allowable Tier 2 capital:
General loan valuation allowances ...                       16,635
                                                        ----------
Total risk-based capital and ratio to
     risk-weighted total assets......         11.2%     $  353,191         8.0%       $ 252,841       10.0%       $ 316,052
                                          ========      ==========      ======        =========     ======        =========

Total assets.........................                   $4,379,355
                                                        ==========
Adjusted total assets................                   $4,364,892
                                                        ==========
Risk-weighted assets.................                   $3,160,518
                                                        ==========

10.   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


                                                              For  the Nine Months Ended
                                                             -----------------------------
                                                                     September 30,
                                                             -----------------------------
                                                                 2005            2006
                                                             =============================
                                                                        (In Thousands)
Mortgage-backed securities retained from the
    securitization of mortgage loans.......................    $ 202,595      $  34,369
                                                               =========      =========
Common stock  issued for acquisitions......................    $  12,857      $       -
                                                               =========

11.   CONTINGENCIES
The Company is subject to various claims, legal actions and complaints arising in the ordinary course of business. In the Company's opinion, the disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Settlement Agreement With Respect to Class Action Litigation

On July 26, 2006, Fidelity Federal entered into a Settlement Agreement with the Plaintiffs of two previously-disclosed class action lawsuits. These lawsuits, James Kehoe v. Fidelity Federal Bank & Trust, and Timothy Neilsen and Timothy G. Martin vs. Fidelity Federal Bank & Trust, each of which was filed in the United States District Court for the Southern District of Florida, allege that Fidelity Federal violated the Driver's Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal's marketing efforts.

Under the Settlement Agreement, and without admitting any liability or fault, Fidelity Federal agreed to the certification of a conditional settlement class, solely for settlement purposes, subject to preliminary and final court approval.

Under the terms of the Settlement Agreement, any class members who qualify and timely submit a Claim Form will receive payment of an amount not to exceed $160 per person. Fidelity Federal has agreed to pay Plaintiffs' attorneys' fees in an amount not to exceed $10,000,000 plus their reasonable expenses not to exceed $120,000. Fidelity Federal will pay Class Representative James Kehoe not more than $10,000, and Class Representatives Timothy Neilsen and Timothy G. Martin not more than $3,000 each for their participation in this case on behalf of all Class Members.

Additionally, Fidelity Federal has agreed to certain injunctive relief, including certifying that Fidelity Federal did not keep or maintain any data obtained from the State of Florida, providing that Fidelity Federal shall not disclose or sell any such data, and agreeing to a privacy audit, the cost of which shall not exceed $25,000. Under the terms of the settlement, Fidelity Federal's total costs and expense, including the payments to Class Members, cannot exceed $50 million.

In addition to final court approval, the Settlement Agreement is contingent upon the consummation of the acquisition of Fidelity by National City, described in
Note 12.

On July 31, 2006, the United States District Court for the Southern District of Florida entered an Order Preliminarily Approving the Class Action Settlement. The court established December 7, 2006 as the final hearing date to approve the Settlement Agreement.

The foregoing description is qualified in its entirety by reference to the full text of the Settlement Agreement, which was attached as an exhibit to the Quarterly Report for the quarter ended June 30, 2006.

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

On April 8, 2005, Fidelity Federal Bank & Trust was named as defendant in a lawsuit CORINTHIAN LLC vs. FIDELITY FEDERAL BANK & TRUST; SEWELL HARDWARE COMPANY; BROWN/SEWELL PARTNERSHIP filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Fidelity is one of a number of defendants. The plaintiffs in this case have alleged unspecified monetary damages for breach of contract, specific performance, conversion and unjust enrichment in connection with a contract for sale of Bank property where the Bank was forced to default Plaintiff for failure to perform. Fidelity Federal in consultation with counsel has concluded that the case is without merit, and intends to vigorously defend the case. We have been notified of a companion lawsuit which has been filed in the United States District Court for the Eastern District of Pennsylvania. We intend to defend this lawsuit on the same basis we are defending this lawsuit in Florida.

12.   AGREEMENT AND PLAN OF MERGER WITH NATIONAL CITY CORPORATION

Agreement and Plan of Merger
----------------------------

On July 26, 2006, Fidelity Bankshares, Inc. ("Fidelity"), the holding company of Fidelity Federal Bank & Trust ("Fidelity Federal"), a federal savings bank headquartered in West Palm Beach, Florida, and National City Corporation ("National City") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Fidelity will merge with and into National City, with National City being the surviving corporation of such merger. Under the terms of the Merger Agreement, stockholders of Fidelity will be given the right to elect the following consideration for each share of Fidelity common stock:
(i) 1.0977 shares of National City common stock; or (ii) $39.50 in cash, subject to allocation procedures that are intended to ensure that in the aggregate, 50% of the shares of Fidelity are converted into National City common stock and 50% of Fidelity shares are converted into cash. Fidelity stock options will be cashed out for the in-the-money value of such options. The transaction has a total indicated value of approximately $1 billion.

Subject to Company stockholder approvals, the transaction is expected to close in the first quarter of 2007. A special stockholders meeting to vote on the transaction has been scheduled for November 20, 2006.

A copy of the Merger Agreement is filed as Exhibit 2 to the Company's Form 8-K filed with the U.S. Securities and Exchange Commission on July 31, 2006. A copy of the press release relating to the merger is filed as Exhibit 99 to the Company's Form 8-K filed with the U.S. Securities and Exchange Commission on July 31, 2006. The foregoing description is qualified in its entirety by reference to the full text of such exhibits.

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

Recent Events.

Agreement and Plan of Merger
---------------------------

On July 26, 2006, the Company and National City Corporation ("National City") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, the Company will merge with and into National City, with National City being the surviving corporation of such merger. Under the terms of the Merger Agreement, stockholders of the Company will be given the right to elect the following consideration for each share of the Company common stock: (i) 1.0977 shares of National City common stock; or (ii) $39.50 in cash, subject to allocation procedures that are intended to ensure that in the aggregate, 50% of the shares of the Company are converted into National City common stock and 50% of the Company shares are converted into cash. The Company stock options will be cashed out for the in-the-money value of such options. The transaction has a total indicated value of approximately $1 billion.

Subject to Company stockholder approval, the transaction is expected to close in the first quarter of 2007. A special stockholders' meeting to vote on the transaction has been scheduled for November 20, 2006.

A copy of the Merger Agreement is filed as Exhibit 2 to the Company's Form 8-K filed with the U.S. Securities and Exchange Commission on July 31, 2006. A copy of the press release relating to the merger was filed as Exhibit 99 to the Company's Form 8-K filed with the U.S. Securities and Exchange Commission on July 31, 2006. The foregoing description is qualified in its entirety by reference to the full text of such exhibits.

Settlement Agreement With Respect to Class Action Litigation

On July 26, 2006, Fidelity Federal entered into a Settlement Agreement with the Plaintiffs of two previously-disclosed class action lawsuits. These lawsuits, James Kehoe v. Fidelity Federal Bank & Trust, and Timothy Neilsen and Timothy G. Martin vs. Fidelity Federal Bank & Trust, each of which was filed in the United States District Court for the Southern District of Florida, allege that Fidelity Federal violated the Driver's Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal's marketing efforts.

Under the Settlement Agreement, and without admitting any liability or fault, Fidelity Federal agreed to the certification of a conditional settlement class, solely for settlement purposes, subject to preliminary and final court approval.

Under the terms of the Settlement Agreement, any class members who qualify and timely submit a Claim Form will receive payment of an amount not to exceed $160 per person. Fidelity Federal has agreed to pay Plaintiffs' attorneys' fees in an amount not to exceed $10,000,000 plus their reasonable expenses not to exceed $120,000. Fidelity Federal will pay Class Representative James Kehoe not more than $10,000, and Class Representatives Timothy Neilsen and Timothy G. Martin not more than $3,000 each for their participation in this case on behalf of all Class Members.

Additionally, Fidelity Federal has agreed to certain injunctive relief, including certifying that Fidelity Federal did not keep or maintain any data obtained from the State of Florida, providing that Fidelity Federal shall not disclose or sell any such data, and agreeing to a privacy audit, the cost of which shall not exceed $25,000. Under the terms of the settlement, Fidelity Federal's total costs and expense, including the payments to Class Members, cannot exceed $50 million.

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

The foregoing description is qualified in its entirety by reference to the full text of the Settlement Agreement, which was attached as an exhibit to the Quarterly Report for the quarter ended June 30, 2006.

Changes in Financial Condition.

Our assets increased by $298.9 million, from $4.1 billion at December 31, 2005 to $4.4 billion at September 30, 2006. Loans receivable increased by $392.5 million. Deposits decreased by $116.7 million, primarily due to the runoff of short term certificates of deposit. In addition, cash and cash equivalents decreased by $71.2 million, while securities held for sale decreased by $68.0 million. Funds for asset growth were provided by deposits and an increase of $240.1 million in borrowings from the Federal Home Loan Bank. In addition, we experienced an increase of $136.0 million in other borrowed funds which is primarily a collateralized sweep account used by commercial depositors.

Results of Operations.

Net income for the nine months ended September 20, 2006 was $22.2 million compared to $23.7 million for the same 2005 period. This decrease was attributable to an increase in operating expense of $9.9 million which was offset by an increase of $7.0 million in net interest income, together with an increase in other income of $1.2 million. The increase in net interest income resulted from an increase in interest income of $44.4 million which was partially offset by an increase in interest expense of $37.4 million. As a result of a decrease in income before provision for income taxes we had a decrease in the provision for income taxes of $224,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Net income for the quarter ended September 30, 2006 was $5.7 million compared to $8.3 million for the same 2005 quarter. The decrease resulted from a decrease of $111,000 in net interest income, together with an increase in the provision for loan losses of $390,000, an increase in other income of $432,000, an increase in operating expenses of $3.5 million, and a decrease in the provision for income taxes of $949,000 for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The decrease in net interest income resulted from an increase in interest income of $13.5 million, which was offset by an increase in interest expense of $13.6 million.

Interest Income.

Interest income for the nine months ended September 30, 2006, totaled $193.8 million, representing a 29.7% increase of $44.4 million, from $149.4 million for the same period in 2005. Interest income from loans increased $45.1 million, primarily as a result of a 22.5% increase in the average balance of loans to $3.2 billion from $2.6 billion for the nine months ended September 30, 2006 and 2005, respectively, along with an increase in the average yield on loans to 6.93% for the nine months ended September 30, 2006 from 6.21% for the same period ended September 30, 2005. Interest income from securities decreased to $22.1 million for the nine months ended September 30, 2006 from $24.8 million for the same period in 2005. The 10.7% decrease was attributable to a decrease in the average balance of these securities to $624.4 million from $720.0 million, partially offset by an increase in the average yield of these securities to 4.73% from 4.59%. We have been using proceeds from the repayment of these securities to fund loan growth. Interest income on other investments increased by $1.9 million due to an increase in the average yield of these investments to 4.93% from 3.38% and an increase in the average balance of these investments to $91.6 million from $58.3 million for the nine months ended September 30, 2006 and 2005, respectively. Interest income for the quarter ended September 30, 2006, totaled $67.5 million, representing an increase of $13.5 million or 25.0% from $54.0 million for the same quarter in 2005. Interest income from loans increased $14.4 million, primarily as a result of a 19.5% increase in the average balance of loans to $3.4 billion from $2.8 billion for the quarters ended September 30, 2006 and 2005, respectively, along with an increase in the average yield on loans to 7.08% for the quarter ended September 30, 2006 from 6.40% for the same period ended September 30, 2005. Interest income from securities decreased to $7.4 million for the quarter ended September 30, 2006 from $8.4 million for the 2005 quarter. This 11.9% decrease was attributable to a decrease in the average balance of these securities to $619.0 million from $718.6 million, partially offset by an increase in the average yield of these securities to 4.77% from 4.67%. We have been using proceeds from the repayment of these securities to fund loan growth. Interest income on other investments increased by $71,000 due to an increase in the average yield of these investments to 5.72% from 3.47% offset by a decrease in the average balance of these investments to $52.6 million from $78.6 million for the quarters ended September 30, 2006 and 2005, respectively.

Interest Expense.

Interest expense for the nine months ended September 30, 2006, totaled $90.3 million, an increase of $37.4 million, or 70.7%, from $52.9 million for the same period in 2005. The increased interest expense reflects an increase in interest expense on deposits of $33.5 million, or 80.0% and an increase in interest expense on borrowings of $3.9 million. The average balance of interest bearing deposits increased by $382.5 million, or 14.7% to $3.0 billion for the nine months ended September 30, 2006 compared to $2.6 billion for the same period ended September 30, 2005 and the average cost of those deposits also increased to 3.36% compared to 2.14% for the comparative time period. The increase in the cost of deposits in 2006, compared to 2005, is due to the higher interest rate environment in 2006. The increase in interest expense on borrowings was caused by an increase to $378.8 million from $298.9 million in the average balance of these borrowings and an increase in the average cost of borrowed funds to 5.25% for the nine months ended September 30, 2006 from 4.91% for the comparable 2005 period. The increase in borrowings was used to fund loan growth.

Interest expense for the quarter ended September 30, 2006, totaled $34.2 million, an increase of $13.6 million, or 66.1%, from $20.6 million for the same quarter in 2005. The reason for this increase was an increase in interest expense on deposits and borrowings of $9.1 million and $4.5 million, respectively. The average balance of interest bearing deposits increased by $72.8 million, or 2.6% to $2.9 billion for the quarter ended September 30, 2006 compared to $2.8 billion for the quarter ended September 30, 2005 and the average cost of those deposits also increased to 3.71% compared to 2.51% for the comparative quarter. The increase in interest expense on borrowings was caused by an increase in the average balance of these borrowings to $573.5 million from $257.1 million and an increase in the average cost of borrowed funds to 5.28% for the quarter ended September 30, 2006 from 4.74% for the comparable 2005 quarter. Increases in the cost of deposits and borrowings in 2006, compared to 2005, reflects the higher short-term interest rate environment in 2006, and the necessity to borrow additional funds for loan growth.

Net Interest Income.

During the nine months ended September 30, 2006, the Company's interest income increased by $44.4 million compared to the same period in 2005, while interest expense increased by $37.4 million, resulting in net interest income of $103.5 million for the nine months ended September 30, 2006, compared to $96.5 million for the same period ended September 30, 2005.

During the quarter ended September 30, 2006, the Company's interest income increased by $13.5 million compared to the same quarter in 2005, while interest expense increased by $13.6 million, resulting in net interest income of $33.3 million for the quarter ended September 30, 2006, a $111,000, or 0.3%, decrease from the quarter ended September 30, 2005.

Provision for Loan Losses.

The provision for loan losses was $1.3 million for the nine months ended September 30, 2006, compared to $1.3 million for the same period ended September 30, 2005. The provision for loan losses was $694,000 for the quarter ended September 30, 2006, compared to $304,000 for the quarter ended September 30, 2005. The provision for the nine and three months ended September 30, 2006 is deemed adequate by management, reflecting the risks inherent in the Bank's loan portfolio.

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

Other Income.

Other income for the nine months ended September 30, 2006 was $18.5 million, representing an increase of $1.2 million compared to the same period in 2005. The increase is primarily attributable to an increase in service charges on deposit accounts of $1.3 million.

Other income for the quarter ended September 30, 2006 was $6.5 million, representing an increase of $432,000 compared to the same quarter in 2005. The increase is primarily attributable to an increase in service charges on deposit accounts of $517,000.

Operating Expense.

Compared to the nine months ending September 30, 2005, operating expense for the nine months ending September 30, 2006 increased by $9.9 million, or 13.4%, to $84.1 million. Of this increase, $3.9 million is attributable to compensation and benefits, which increased by 9.2%. Increases in compensation and benefits expense were primarily attributable to operating 51 offices in the nine months ended September 30, 2006 compared to 48 offices in the same period ended September 30, 2005, as well as additional personnel to serve deposit and loan customers, and normal salary increases. The increase in compensation and benefits also reflects an increase of $644,000 in health care costs. Occupancy and equipment costs and data processing costs increased by $2.5 million, which reflects our continued investment in developing customer service facilities and acquiring technology equipment. Miscellaneous operating costs also increased by $3.1 million to $17.6 million for the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to an increase of $783,000 in auditing examination and consulting expenses, $190,000 increase in amortization of core deposit intangibles from the April 2005 acquisition of First Community Bancorp and $1.0 million in merger related expenses. The remaining increase in expense largely reflects the costs of operating additional branch facilities.

Compared to the quarter ending September 30, 2005, operating expense for the quarter ending September 30, 2006 increased by $3.5 million, or 13.5%, to $29.4 million. Of this increase, $826,000, representing an increase of 5.6%, is attributable to compensation and benefits. Increases in compensation and benefits expense were primarily attributable to operating 51 offices in the quarter ended September 30, 2006 compared to 48 offices in the quarter ended September 30, 2005, as well as additional personnel to serve deposit and loan customers, and normal salary increases. Occupancy and equipment costs and data processing costs increased by $712,000, which reflects our continued investment in developing customer service facilities and acquiring technology equipment. Miscellaneous operating costs also increased by $1.7 million to $6.7 million for the quarter ended September 30, 2006 compared to the same quarter in 2005 primarily due to an increase of $233,000 in accounting and consulting expenses and $1.0 million in merger related expenses. The remaining increase in expense largely reflects the costs of operating additional branch facilities.

Income Taxes.

The income tax provision was $14.3 million for the nine months ended September 30, 2006 compared to $14.6 million for the same period ended September 30, 2005. The income tax provision was $4.1 million for the quarter ended September 30, 2006 compared to $5.1 million for the quarter ended September 30, 2005. The provision reflects the current rates paid for Federal and state income taxes applied to the Company's pre-tax income.

Other Comprehensive Income (Loss).

The Company's only change in Other Comprehensive Operations for the nine and three months ended September 30, 2006 and 2005 is the change in the unrealized gain or loss on securities available for sale.

Comprehensive income for the nine months ended September 30, 2006 was $21.4 million compared to comprehensive income of $19.4 million for the same period ended September 30, 2005. During the nine months ended September 30, 2006, the market value of the Company's assets available for sale decreased by $1.4 million which, net of income tax benefit of $547,000, resulted in other comprehensive loss of $821,000. During the nine months ended September 30, 2005, the market value of the Company's assets available for sale decreased by $7.1 million, which net of income tax benefit of $2.7 million resulted in other comprehensive loss of $4.4 million.

Comprehensive income for the quarter ended September 30, 2006 was $9.9 million compared to comprehensive income of $6.1 million for the quarter ended September 30, 2005. During the quarter ended September 30, 2006, the market value of the Company's assets available for sale increased by $6.8 million which, net of income tax of $2.6 million, resulted in other comprehensive income of $4.2 million. During the quarter ended September 30, 2005, the market value of the Company's assets available for sale decreased by $3.5 million, which net of income tax benefit of $1.3 million resulted in other comprehensive loss of $2.2 million.

Liquidity and Capital Resources.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's liquidity ratio averaged 3.18% during the month of September 2006. Liquidity ratios averaged 3.16% for the quarter ended

September 30, 2006. The Bank adjusts its liquidity levels in order to meet the funding needs of loan originations, deposit outflows, payment of real estate taxes on mortgage loans, and repayment of borrowings and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities and other short-term investments, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the FHLB of Atlanta amounted to $659,000 at September 30, 2006. Other assets qualifying for liquidity at September 30, 2006, including unpledged mortgage-backed securities guaranteed by Fannie Mae and Freddie Mac, were $121.3 million. For additional information about cash flows from the Company's operating, financing and investing activities, see the Unaudited Consolidated Statements of Cash Flows included in the Unaudited Consolidated Financial Statements. The primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, increases in deposit accounts and advances from the FHLB.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2006, the Bank had $332.5 million in advances from the FHLB. At September 30, 2006, the Bank had commitments to extend credit for or purchase loans of $253.7 million, in addition to undisbursed loan proceeds on closed loans of $427.0 million and undisbursed revolving lines of credit of $312.4 million. Certificates of deposit scheduled to mature in less than one year at September 30, 2006 totaled $854.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The effect of this recently-issued and not yet implemented pronouncement is not yet known.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN No. 48") "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company's consolidated financial position and results of operations.

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

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

Market Risk Analysis.

As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Since the majority of the Company's interest-bearing liabilities and nearly all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of September 30, 2006, the Company does not own any trading assets other than $1.6 million of assets held in trust by the Senior Management Performance Incentive Award Program, a deferred compensation plan, which can be actively traded by and are held for the benefit of senior management. Income in these accounts accrues to and losses are solely absorbed by senior management. At September 30, 2006, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. As shown in the following table, the Company's cumulative one-year interest rate sensitivity gap at September 30, 2006 was a positive 15.50%.

                                                                       Time to Maturity
                                           --------------------------------------------------------------------------
                                            Within Three      Four to      More Than     More Than     Over Five
                                               Months         Twelve      One Year to   Three Years      Years
                                                              Months         Three        to Five
                                                                             Years         Years
                                                                   (Dollars in Thousands)
Interest-earning assets (1):
   Residential mortgage loans: (2)
     Fixed rate........................        $  34,020     $  94,074     $  193,464     $ 133,196      $    258,192
     Adjustable rate...................          177,976       268,580        276,871        309,096                -
   Commercial mortgage loans: (2)
     Fixed rate........................           18,364        33,401         52,500         33,837           52,440
     Adjustable rate...................          472,302       562,120         10,895            302                -

   Other loans (2)
         Fixed rate....................           15,615        27,372         36,693         16,956            7,097
     Adjustable rate...................          360,188         3,944              -              -                -
   Securities
     Fixed rate........................           27,587        74,556        182,897        101,996          159,386
     Adjustable rate...................           61,420             -              -              -                -
Other interest earning assets - adjustable        49,785             -              -              -                -
                                             -----------   -----------     ----------      ---------      -----------
                  Total                      $ 1,217,257   $ 1,064,047     $  753,320      $ 595,383      $   477,115
                                             ===========   ===========     ==========      =========      ===========
Interest-bearing liabilities
   Deposits: (3)
     Checking and funds transfer accounts    $    21,434   $    64,301     $   98,071      $  73,167      $   983,003
     Passbook accounts.................           13,929        41,784         77,859         60,608          430,389
     Money market accounts.............           23,343        70,030        107,974         67,089          400,071
     Certificate accounts (4)..........          192,327       662,696         30,229          5,915                -
   Borrowings: (4).....................          502,081        10,250         63,246            642                -
                                             -----------   -----------     ----------      ---------      -----------
                  Total                      $   753,114   $   849,061     $  377,379      $ 207,421      $ 1,813,463
                                             ===========   ===========     ==========      =========      ===========
Excess (deficiency) of interest-earning
   assets over interest-bearing
    liabilities.......................       $  464,143    $   214,986     $  375,941      $ 387,962      $(1,336,348)
                                             ==========    ===========     ==========      =========      ===========
Cumulative excess of interest-earning
 assets over interest-bearing
  liabilities.........................       $  464,143     $  679,129     $1,055,070     $1,443,032      $   106,684
                                             ==========     ==========     ==========     ==========      ===========
Cumulative excess of interest-earning
 assets over interest-bearing liabilities
  as a percent ot toal assets.........            10.59%         15.50%         24.08%         32.93%            2.43%
                                             ==========      =========     ==========     ==========      ===========

--------------------------------------------------------------------------------
(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. In both cases, amounts are adjusted to reflect estimated prepayments. For this table, all loans and mortgage-backed securities were assigned a 15% prepayment rate.
(2) Balances are shown net of loans in process and are not adjusted for premiums, discounts, reserves and unearned fees.
(3) All of the Company's non-certificate deposits are generally subject to immediate withdrawal. However, in preparation of this table the Company has used national decay rates calculated by a leading Bank consulting firm. These national decay rates consider a significant portion of these accounts to be core deposits having longer effective maturities based on the firm's calculations of national average deposit runoff. These decay rates may be different than the actual decay rates experienced by the Company.
(4) Certificate accounts and Borrowings are assumed to have no prepayments and are shown in the period in which they contractually mature.

Item 4.     Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

     The Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive
Officer and the Chief Financial Officer each concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

         (b) Changes in internal controls.

     There were no changes in the Company's internal control over financial reporting (as such term is defined in the Exchange Acts Rules 13a-15(f) and 15(d)-15(f)), that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On July 26, 2006, Fidelity Federal entered into a Settlement Agreement with the Plaintiffs of two previously-disclosed class action lawsuits. These lawsuits, James Kehoe v. Fidelity Federal Bank & Trust, and Timothy Neilsen and Timothy G. Martin vs. Fidelity Federal Bank & Trust, each of which was filed in the United States District Court for the Southern District of Florida, allege that Fidelity Federal violated the Driver's Privacy Protection Act by obtaining driver registration information from the State of Florida for use in Fidelity Federal's marketing efforts.

Under the Settlement Agreement, and without admitting any liability or fault, Fidelity Federal agreed to the certification of a conditional settlement class, solely for settlement purposes, subject to preliminary and final court approval.

Under the terms of the Settlement Agreement, any class members who qualify and timely submit a Claim Form will receive payment of an amount not to exceed $160 per person. Fidelity Federal has agreed to pay Plaintiffs' attorneys' fees in an amount not to exceed $10,000,000 plus their reasonable expenses not to exceed $120,000. Fidelity Federal will pay Class Representative James Kehoe not more than $10,000, and Class Representatives Timothy Neilsen and Timothy G. Martin not more than $3,000 each for their participation in this case on behalf of all Class Members.

Additionally, Fidelity Federal has agreed to certain injunctive relief, including certifying that Fidelity Federal did not keep or maintain any data obtained from the State of Florida, providing that Fidelity Federal shall not disclose or sell any such data, and agreeing to a privacy audit, the cost of which shall not exceed $25,000. Under the terms of the settlement, Fidelity Federal's total costs and expense, including the payments to Class Members, cannot exceed $50 million.

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

The foregoing description is qualified in its entirety by reference to the full text of the Settlement Agreement, was filed as an exhibit to the Quarterly Report for the quarter ended September 30, 2006.

On April 8, 2005, Fidelity Federal Bank & Trust was named as defendant in a lawsuit CORINTHIAN LLC vs. FIDELITY FEDERAL BANK & TRUST; SEWELL HARDWARE COMPANY; BROWN/SEWELL PARTNERSHIP filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Fidelity is one of a number of defendants. The plaintiffs in this case have alleged unspecified monetary damages for breach of contract, specific performance, conversion and unjust enrichment in connection with a contract for sale of Bank property where the Bank was forced to default Plaintiff for failure to perform. Fidelity Federal in consultation with counsel has concluded that the case is without merit, and intends to vigorously defend the case. We have been notified of a companion lawsuit which has been filed in the United States District Court for the Eastern District of Pennsylvania. We intend to defend this lawsuit on the same basis we are defending this lawsuit in Florida.

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



                                           FIDELITY BANKSHARES, INC.





Date:  November 6, 2006                By: /s/ Vince A. Elhilow
                                           -------------------------------------
                                           Vince A. Elhilow
                                           President and Chief Executive Officer





Date:  November 6, 2006                By:  /s/ Richard D. Aldred
                                            -----------------------------------
                                            Richard D. Aldred
                                            Executive Vice President
                                            Chief Financial Officer

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

November 6, 2006                           /S/ Vince A. Elhilow
-----------------------------              --------------------------
Date                                       Vince A. Elhilow
                                           President and Chief Executive Officer
                                       34

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

November 6, 2006                                      /s/ Richard D. Aldred
--------------------------                            --------------------------
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


November 6, 2006                          /s/ Vince A. Elhilow
----------------                          -------------------------------------
Date                                      President and Chief Executive Officer



November 6, 2006                           /s/ Richard D. Aldred
----------------                           ------------------------------------
Date                                       Executive Vice President,
                                           Chief Financial Officer and Treasurer